Form 10-K
period 1993-12-31
GREAT LAKES CHEMICAL CORP
filed 1994-03-30
CIK 43362

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                            ________________________
                                   FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1993
                        Commission file number 1-6450

                       GREAT LAKES CHEMICAL CORPORATION
            (Exact name of registrant as specified in its charter)


                  DELAWARE                              95-1765035
        (State or other jurisdiction of                 (IRS Employer
         incorporation or organization)                Identification No.)

       ONE GREAT LAKES BOULEVARD
       P. O. BOX 2200
       WEST LAFAYETTE, INDIANA                               47906
   (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code  317-497-6100
                __________________________________________

Securities registered pursuant to Section 12 (b) of the Act:


                                                Name of each exchange on
        Title of each class                         which registered
       ________________________                 _______________________
    Common stock, $1.00 par value               New York Stock Exchange
                                                Pacific Stock Exchange
                        ______________________________

Securities registered pursuant to Section 12 (g) of the Act:  None

                        ______________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing
requirements for the past 90 days.  Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.                                         [ ]
                       ________________________________

As of March 7, 1994, the aggregate market value of the voting stock held by non-affiliates of the registrant was $5,420,940,160.

As of March 7, 1994, 71,328,160 shares of the registrants' stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1993 Annual Report to Stockholders are incorporated by reference into Parts I, II and IV.

Portions of the annual proxy statement dated March 29, 1994 are incorporated by reference into Part III.

                                     PART I
                                     ------

Item 1.      BUSINESS

GENERAL

Great Lakes Chemical Corporation is a Delaware corporation incorporated in 1933, having its principal executive offices in West Lafayette, Indiana. The Company's operations consist of one dominant industry segment - chemicals and allied products. Within this segment the Company is well diversified focusing on performance chemicals, water treatment chemicals, petroleum additives and specialized services and manufacturing. The Corporate profile on page 3 and the Review of Operations on pages 14 through 19 of the 1993 Annual Report to Stockholders is incorporated herein by reference.

The term "Great Lakes" as used herein means Great Lakes Chemical Corporation and Subsidiaries unless the context indicates otherwise.

Net sales by product group are set forth in the following table (dollars in millions):

Year ended December 31                               1993          1992              1991
                                                   ------        ------           -------

Performance Chemicals                              $  603        $  534           $   488
Water Treatment Chemicals                             364           259               252
Petroleum Additives                                   551           542               477
Specialized Services and Manufacturing                274           161                91
                                                   ------        ------           -------
                                                   $1,792        $1,496           $ 1,308
                                                   ------        ------           -------
                                                   ------        ------           -------


PRODUCTS AND SERVICES

The following is a list of principal and certain other products and services provided by Great Lakes:

                                                       PERFORMANCE CHEMICALS

                                                                        Plants &                Major Raw
Products & Services                   Principal Markets                 Facilities              Materials
- -------------------                   -----------------                 ----------              ----------
POLYMER ADDITIVES
Brominated and intumescent            Computer and Business            ElDorado, AR             Bromine,
flame retardants; Antioxidants,       Equipment, Consumer              Newport, TN              Bisphenol A,
UV absorbers or Light                 Electronics, Textiles,           Persan, France           Diphenyl
Stabilizers, Plasticizers             Building and Construction,       Catenoy, France            Oxide
                                      Transportation                   Waldkraiburg,
                                                                         Germany

FUNCTIONAL INTERMEDIATES
  AND FINE CHEMICALS
Bromine-based specialty               Foundry Industry, Lube Oil       ElDorado, AR             Bromine,
chemicals, including Furfural         Refining, Pharmaceutical         Memphis, TN              Agricultural
and furfural-based specialty          Industry, Agrochemical           Omaha, NE                 By-Products
chemicals, including furfuryl         Industry, Electronics            Belle Glade, FL
alcohol and POLYMEG(R) Polyols                                         Geel, Belgium
Organofluorine compounds                                               Widnes, U.K.

INDUSTRIAL SPECIALTY CHEMICALS
Bromine, sodium, chlorine,            Telecommunications, Military,    Marysville, AR           Chlorine,
furfural and their derivatives,       Soil, Crop and Structural        ElDorado, AR             Salt, Electricity
Methyl bromide, Fire extin-           Pest Control, Producers of       Ellesmere Port, U.K.     Sulfur
guishing agent FM-200(TM),            Photographic Papers and          Amlwch, U.K.
Halon recycling services              Film and Rubber
                                      Compounds


                                                     WATER TREATMENT CHEMICALS

RECREATIONAL
Water sanitizers -                    Pool and Spa Dealers,            Conyers, GA              Bromine,
BioGuard(R), OMNI(R),                 Distributors, Mass Market        Munich, Germany          Chlorinated
Hydrotech(R), Guardex(R),             Retailers, Builders              33 U.S. Distribution      Isocynurates
Pool Time(R)                          Distributors, Mass Market         locations
Algicides, oxidizers, pH
balancers, mineral balancers
and specialty chemicals
Key operating equipment

INDUSTRIAL
BromiCide(R) and LiquiBrom(TM)        Industrial Cooling Water         Adrian, MI               Bromine
SpecialtyBiocides                     Treatment, Industrial and        ElDorado, AR
Biocide dispensing                    Municipal Wastewater Treat-
equipment                             ment, Pulp and Paper and
                                      Food Processing


                                                        PETROLEUM ADDITIVES

                                                                        Plants &                Major Raw
Products & Services                   Principal Markets                 Facilities              Materials
- -------------------                   -----------------                 ----------              ----------
Antiknock boosters for               Major Oil Refineries and Fuel     Ellesmere Port, U.K.     Sodium,
leaded gasoline, Cetane              Blenders Worldwide                Paimbouef, France        Ethylene,
number improvers, Multi-                                               Bussi, Italy             Lead,
functional gasoline and diesel                                                                  Methyl Chloride
fuel additives, Gasoline and
diesel detergents, Petroleum
oxidants, stabilizers and
corrosion inhibitors

                                              SPECIALIZED SERVICES AND MANUFACTURING
CUSTOM MANUFACTURING
Contract research, Process           Pharmaceuticals, Agro-            Konstanz, Germany
development, Custom manu-            chemicals, Industrial             Newport, TN
facturing of fine                    Specialties                       Widnes, U.K.
and specialty chemicals

ENVIRO-ENERGY PERFORMANCE
  GROUP
Completion fluids, Sand              Worldwide Oil and Gas             Lafayette, LA            Bromine,
control and filtration,              Industry                                                   Zinc, Sodium,
Reservoir analysis,                                                                             Calcium
Down-hole tools

Waste Management,                    Petrochemical Companies,          Greensboro, NC
Contamination assessment             Waste Management Firms,
and remediation,                     Oil Refineries, Forest
Geotechnical engineering,            Product Companies,
Resource recovery and                Government Agencies
material handling

TOXICOLOGICAL SERVICES
All phases of nonclinical            Pharmaceutical, Chemical,         Ashland, OH
toxicological testing and            Veterinary, Medical, Agri-
bioanalytical services,              cultural, Food, Consumer
Design of specialized                Products Industries
toxicological, metabolic and
analytical chemistry programs

ENGINEERED SURFACE TREATMENTS
Dry film lubrication corrosion       Aerospace, Automotive,            North Hollywood,         Molysulfide,
and abrasion-resistant, chip-        Railroad, Machine Tool,            CA                      Various solvents
and scuff-proof coatings,            All Manufacturing                 Fort Worth, TX             and resins
Electrically conductive              Industries
coatings

INTERNATIONAL TRADING
Organic and inorganic                Central and Eastern               Budapest, Hungary
chemicals, Plastic resins,           European Chemical
Finished agrochemicals and           Industry
fertilizers

1993 Developments

In June 1993, the Company augmented its polymer additives business with the acquisition of Chemische Werke LOWI GmbH & Co. (Lowi), a leading manufacturer of antioxidants, and hindered amine light stabilizers (HALS). This acquisition also expanded the polymer additives business into the rubber and adhesives markets.

In the Functional Intermediates and Fine Chemicals Group, the Company increased bromine capacity and other derivative production to meet incremental market demands for bromine-based specialty derivatives. Also, the Company expanded production facilities in El Dorado, AR, to meet increased demand for tetrabromobisphenol-A.

Octel Chemicals Limited (OCL) doubled its sales, performing a wide range of custom synthesis activities, enhancing Great Lakes' presence in the European specialty and fine chemicals industry.

A new industrial specialty chemicals plant was commissioned to produce high purity bromide salts used in photographic materials, catalysts, pharmaceutical intermediates and other fine chemicals. Also, FM-200(TM), a clean gaseous fire extinguishing agent that replaces halon-based products, received U.S. EPA approval and the Underwriters Laboratories (UL) listing mark, and passed testing for U.S. Military and Factory Mutual insured facilities applications.

The Water Treatment Chemicals Group completed two acquisitions during 1993 that strengthened its presence in the recreational market. In January 1993, Bayrol Chemische Fabrik GmbH was acquired which extended the Company's presence in the European market. In May 1993, Aqua Chem was acquired which provides an important foothold in mass merchandising, the fastest growing sector of the pool and spa products market.

In the Petroleum Additives Group, Octel supplied additional quantities of antiknock compound for the Mexican market through the extension of an earlier marketing and distribution agreement with DuPont. Also, a long-term agreement to supply Ethyl Corporation's requirements for alkyl lead antiknock compound will take effect in the middle of 1994.

The Specialized Services and Manufacturing Group expanded its environmental services business with the January 1993 acquisition of Four Seasons Industrial Services, Inc. and two associated companies.

Raw Materials

The sources of essential raw materials for bromine are the brine from company-owned wells in Arkansas, sea water extraction plants in Europe and bromine purchased from an affiliated company. The Arkansas properties are located atop the Smackover lime deposits, which constitute a vast underground sea of bromine-rich brine. The area between ElDorado and Magnolia, Arkansas, (located about 35 miles west of ElDorado) provides the best geological location for bromine production and both major domestic bromine manufacturers are located there. Based on projected production rates, the Company's brine reserves are conservatively estimated to be adequate for the foreseeable future.

Furfural is extracted from agricultural by-products and waste materials such as corncobs, sugar cane bagasse, rice hulls and oat hulls for which there are few alternative uses. These raw material sources for furfural production are expected to remain abundant and relatively inexpensive. Other materials used in the chemical processes are obtained from outside suppliers through purchase contracts. Supplies of these materials are believed to be adequate for the Company's future operations.

International Operations

Great Lakes has a substantial presence in foreign markets. The Company's investment in foreign countries is principally in Western Europe and represents $793 million or 42 percent of total assets.

Sales to customers in foreign countries (primarily Europe and the Far East) amount to 62, 61 and 58 percent of total sales for the years ended December 31, 1993, 1992, and 1991, respectively. Approximately 15, 19, and 21 percent of these foreign sales, respectively for the three years shown, are products exported from the U.S., with the balance primarily being products manufactured and sold by the Company's European subsidiaries and branches. The profitability on foreign sales (including U.S. exports and foreign manufactured products, except Octel) approximates those for domestic operations. Because of value-added pricing, Octel's alkyl lead products have a higher profitability than do most of the Company's other products.

The geographic segment data contained in the note "Industry Segments and Foreign Operations" of Notes to Consolidated Financial Statements on page 36 of the 1993 Annual Report to Stockholders is incorporated herein by reference.

Customers and Distribution

During the last three years, no single customer accounted for more than 10 percent of Great Lakes' total consolidated sales. The Company has no material contract or subcontract with the government. A major portion of the Company's sales are sold to industrial or commercial users for use in the production of other products. Some products such as recreational water treatment chemicals and supplies are sold to a large number of users or distributors. Some export sales are marketed through distributors and brokers.

The Company's business does not normally reflect any material backlog of orders at year-end.

Competition

Great Lakes is in competition with businesses producing the same or similar products as well as businesses producing products intended for similar use. There is one other major bromine and alkyl lead producer in the United States who competes with the Company in varying degrees, depending on the product involved. There is also one major overseas bromine competitor. In addition, there are several small producers in the U.S. and overseas who are competitors in several individual products. The Company is the only U.S. producer of furfural and furfuryl alcohol, and it enjoys a strong market share in every major geographic and product market in which it competes. The Company competes with several manufacturers and distributors of swimming pool and spa chemicals and equipment. Through its Bio-Lab subsidiary, the Company operates 33 branch distribution outlets for chemicals and pool and spa equipment in the U.S. Products are differentiated by brand names to the retail, wholesale and mass merchandising markets.

Principal methods of competition are price, product quality and purity, technical services and ability to deliver promptly. The Company is able to move quickly in providing new products to meet identified market demands, and believes its production costs are among the lowest in the world. These factors, combined with high technical skills, allow the Company to compete effectively. One negative factor in its ability to compete with the major overseas producer of bromine is the fact that this producer receives significant subsidies from its government, and enjoys favorable duty advantages on its exports to certain markets.

Seasonality and Working Capital

The products, which the Company sells to the agricultural and swimming pool markets, do exhibit some seasonality; however, the effect on overall Company sales and profits is not material. Seasonality results in the need to build inventories for rapid delivery at certain times of the year. The pool product season is strongest during the first six months, requiring a build-up of inventory at the beginning of the year. Except for certain arrangements with distributors and dealers of swimming pool and spa products, customers are not permitted to return unsold material at the end of a season. Extended credit terms are granted only in cases where the Company chooses to do so to meet competition.

The alkyl lead products have somewhat larger working capital requirements than do the Company's other major products, because of extended distribution lines and credit terms for large volume refinery customers.

The effect of the above items on working capital requirements is not material.

Research and Development and Patents

Research and development expenditures are included in the note "Research and Development Expense" of the Notes to Consolidated Financial Statements on page 36 of the 1993 Annual Report to Stockholders and is incorporated herein by reference. The Company holds no patents, licenses, franchises or concessions which are essential to its operations.

Environmental and Toxic Substances Control

Due to the hazardous nature of certain of its products, the Company is keenly aware of the potential damage that could be done to the environment if effective pollution controls were not maintained. Therefore, the Company has made a commitment as one of its business objectives to install, maintain and improve pollution control facilities wherever they are needed.

The Company meets or exceeds all presently known governmental requirements for protection of the environment. In addition, all new facilities include provisions for any necessary pollution controls as a normal part of their projected costs.

Employees

The Company has approximately 7,000 employees.

Item 2.      PROPERTIES

Great Lakes has plants at 32 locations in 14 states and 14 plants in 8 foreign countries. Most principal plants are owned. Listed under Item 1 above in a table captioned Products and Services are the principal locations at which products are manufactured, distributed or marketed.

The Company leases warehouses, distribution centers and space for offices throughout the world. All of the Company's facilities are in good repair, suitable for the Company's businesses, and have sufficient space to meet present marketing demands at an efficient operating level.

Item 3.      LEGAL PROCEEDINGS

There are no material pending legal proceedings involving the Company, its subsidiaries or any of its properties. Furthermore, no director, officer or affiliate of the Company, or any associate of any director or officer is involved, or has a material interest in, any proceeding which would have a material adverse effect on the Company.

Item 103 of Regulation S-K requires disclosure of administrative or judicial proceedings arising under any federal, state or local provisions dealing with protection of the environment, if the monetary sanctions might exceed $100,000. The following proceedings may result in sanctions exceeding $100,000.

In 1993, the Company and the United States Environmental Protection Agency agreed in principle to settle an action brought by the EPA under Section 15(1)(c) of TOSCA for a payment of $125,000 and the performance of $2,000,000 of environmentally beneficial capital projects at the Company's ElDorado, Arkansas, site. The proposed consent decree states that the Company does not admit the allegations made by the EPA.

The United States Environmental Protection Agency and the Company have agreed in principle to a payment by the Company of a civil penalty in the amount of $190,000 in full satisfaction of claims by the EPA that the Company violated the Clean Water Act based on allegations of discharges from its ElDorado, Arkansas, facility. No complaint has been filed and no formal action has been commenced. The proposed consent decree states that the Company does not admit the allegations made by the EPA.


Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


No matter was submitted to a vote of security holders during the quarter ended December 31, 1993.

                                    PART II
                                    -------

Item 5.      MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

As of March 7, 1994, there were approximately 4,850 registered holders of Great Lakes Common Stock. Additional information is contained in the 1993 Annual Report to Stockholders, under the captions "Stock Price Data" and "Cash Dividends Paid" on pages 1 and 26, respectively, all of which are incorporated herein by reference.

Item 6.      SELECTED FINANCIAL DATA

This information is contained in the 1993 Annual Report to Stockholders, under the caption "Financial Review" on pages 20 and 21, and is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 14 through 19 and pages 22 through 26 of the 1993 Annual Report to Stockholders, is incorporated herein by reference.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements together with the report thereon of Ernst & Young dated January 31, 1994, appearing on pages 27 through 38 and the "Quarterly Results of Operations" on page 39 of the 1993 Annual Report to Stockholders, are incorporated herein by reference.

Item 9.      DISAGREEMENT OF ACCOUNTING AND FINANCIAL DISCLOSURE

No change of auditors or disagreements on accounting methods have occurred which would require disclosure hereunder.

                                    PART III
                                    --------

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

                                                                                       Served as
Name and Age                      Office                                             Officer Since
- ------------                      ------                                             -------------
Emerson Kampen, 65                Chairman, President and Chief Executive Officer         1962
Robert T. Jeffares, 58            Senior Vice President and Chief Financial Officer       1983
Robert B. McDonald, 57            Senior Vice President                                   1981
David R. Bouchard, 50             Vice President, International                           1990
David A. Hall, 49                 Vice President, Development                             1987
Robert L. Hollier, 51             Vice President                                          1991
Lowell C. Horwedel, 61            Vice President                                          1984
L. Donald Simpson, 58             Vice President                                          1992
John B. Talpas, 50                Vice President                                          1988
Rudolph J. H. Voorhoeve, 55       Vice President, Technology                              1990
Charles T. Ludwig, 46             Associate Vice President, Flame Retardants
                                    and Specialties                                       1991
David C. Sanders, 50              Associate Vice President, Research and Development      1990
Richard R. Ferguson, 42           Treasurer and Corporate Secretary                       1991
Robert J. Smith, 47               Corporate Controller                                    1993

Information with respect to directors of the Company is contained under the heading "Proposal One: Election of Directors" in the Great Lakes' Proxy Statement relating to the 1994 Annual Meeting of Shareholders dated March 29, 1994, which is incorporated herein by reference.

Item 11.     EXECUTIVE COMPENSATION

The information under the heading "Executive Compensation and Other Information" in the 1994 Proxy Statement is incorporated by reference in this report.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 1994 Proxy Statement is included by reference in this report.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the heading "Compensation Committee Interlocks and Insider Participation" in the 1994 Proxy Statement is included by reference in this report.

                                    PART IV
                                    -------

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.       Financial Statements

The following Consolidated financial statements of Great Lakes Chemical Corporation and Subsidiaries and related notes thereto, together with the report thereon of Ernst & Young dated January 31, 1994, appearing on pages 27 through 38 of the 1993 Annual Report to Stockholders, are incorporated by reference in Item 8:

        Consolidated Balance Sheets -- December 31, 1993 and 1992
        Consolidated Statements of Income and Retained Earnings --
           Years ended December 31, 1993, 1992 and 1991
        Consolidated Statements of Cash Flows --
           Years ended December 31, 1993, 1992 and 1991
        Notes to Consolidated Financial Statements

     2.      Financial Statement Schedules

The following additional information is filed as part of this report and should be read in conjunction with the 1993 financial statements.

        Schedule VIII -- Valuation and Qualifying accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     3.      Exhibits

         11. Computation of Per Share Earnings
         13. 1993 Annual Report to Stockholders
         21. Subsidiaries -- Incorporated herein by reference is the list of subsidiaries appearing on page 40 of the 1993 Annual Report to Stockholders.
         23. Consents of Independent Auditors

(b)          Reports on Form 8-K

There were no Form 8-K's filed during the quarter ended December 31, 1993.

(c)          Exhibits

The response to this section of Item 14 is submitted as a separate section of this report.

(d)          Financial Statement Schedules

The response to this section of Item 14 is submitted as a separate section of this report.

                                                                                                                       SCHEDULE VIII

                                         GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                                                 VALUATION AND QUALIFYING ACCOUNTS
                                                THREE YEARS ENDED DECEMBER 31, 1993


                                                                     Additions
                                      Balance at        ---------------------------------
                                       Beginning        Charges to Costs     Charged to                   Balance at End
Description                            of Period          and Expenses     Other Accounts   Deductions      of Period
- -----------                           -----------       ---------------    --------------   -----------   ---------------
1993:

Reserve deducted from asset:
  Allowance for doubtful accounts
  receivable                         $  4,317,000      $  2,833,000       $  2,005,000(A)   $ 2,067,000(B)   $  7,088,000
                                      -----------       ---------------   ----------------  ---------------  -------------

Accumulated amortization of
  excess of investment over
  net assets of subsidiaries
  acquired                           $ 25,272,000      $ 17,970,000       $     -0-         $    -0-         $ 43,242,000
                                      -----------       ---------------   --------------    --------------   ---------------

1992:

Reserve deducted from asset:
  Allowance for doubtful
  accounts receivable                $  4,710,000      $  9,428,000       $     -0-         $ 9,821,000(B)   $  4,317,000
                                      -----------       ---------------   --------------    --------------   --------------

Accumulated amortization of
  excess of investment over
  net assets of subsidiaries
  acquired                           $ 17,624,000      $  7,648,000       $     -0-         $    -0-         $ 25,272,000
                                      -----------       ---------------   --------------    -------------    ---------------

1991:

Reserve deducted from asset:
  Allowance for doubtful
  accounts receivable                $  5,491,000      $  2,393,000       $     -0-         $ 3,174,000(B)   $  4,710,000
                                      -----------       ---------------   --------------    -------------    --------------

Accumulated amortization of
  excess of investment over
  net assets of subsidiaries
  acquired                           $ 11,225,000      $  6,399,000       $     -0-         $    -0-         $ 17,624,000
                                      -----------       ---------------   --------------    -------------    --------------



(A)  Reserve balance of Bayrol and Lowi at date of acquisition.
(B) Uncollectible accounts receivable written off, net of recoveries and foreign currency translation.

SIGNATURES
- ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GREAT LAKES CHEMICAL CORPORATION
- --------------------------------
(Registrant)

Date March 1, 1994                                   /s/ Emerson Kampen
- --------------------------------                     -----------------------------------
                                                     Emerson Kampen, Chairman, President
                                                     and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Date March 1, 1994                                   /s/ Robert T. Jeffares
- ------------------                                   -----------------------------------
                                                     Robert T. Jeffares
                                                     Senior Vice President and
                                                     Chief Financial Officer


Date March 1, 1994                                   /s/ Robert J. Smith
- ------------------                                   -----------------------------------
                                                     Robert J. Smith, Controller
                                                     (Principal Accounting Officer)


Date March 1, 1994                                   /s/ William H. Congleton
- ------------------                                   -----------------------------------
                                                     William H. Congleton, Director


Date March 1, 1994                                   /s/ John S. Day
- ------------------                                   -----------------------------------
                                                     John S. Day, Director


Date March 1, 1994                                   /s/ Herschel H. Friday
- ------------------                                   -----------------------------------
                                                     Herschel H. Friday, Director


Date March 1, 1994                                   /s/ Martin M. Hale
- ------------------                                   -----------------------------------
                                                     Martin M. Hale, Director


Date March 1, 1994                                   /s/ Leo H. Johnstone
- ------------------                                   -----------------------------------
                                                     Leo H. Johnstone, Director


Date March 1, 1994                                   /s/ Emerson Kampen
- ------------------                                   -----------------------------------
                                                     Emerson Kampen, Director

                         INDEPENDENT AUDITORS' REPORT


To the Stockholders of Arkansas Chemicals, Inc.:

We have audited the balance sheets of Arkansas Chemicals, Inc. as of December 31, 1993 and 1992, and the related statements of income and retained earnings and of cash flows for each of the three years in the period ended December 31, 1993 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.



Deloitte & Touche

Pittsburgh, Pennsylvania
January 31, 1994

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors
  and Shareholders of
  Huntsman Chemical Corporation:


We have audited the consolidated balance sheets of Huntsman Chemical Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended (not presented separately herein). These financial statements are the responsibilities of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Huntsman Chemical Corporation and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Deloitte & Touche

Salt Lake City, Utah
January 26, 1994
(March 18, 1994 as to note 5)