Form 10-Q
period 1994-03-31
GREAT LAKES CHEMICAL CORP
filed 1994-05-13
CIK 43362

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1994
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


                                Not Applicable

Former name, former address and former fiscal year, if changed since last report.



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                   Yes    X
                                   No



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


  One Class - 71,344,518                            Shares as of March 31, 1994

Part 1 - Financial Statements

               GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                     March 31    December 31
                                                       1994         1993
                                                     --------   -----------
                                                     (thousands of dollars)
Assets
Current Assets
  Cash and cash equivalents                         $  244,449      $  179,734
  Accounts receivable, less allowance
    of $7,223 (1993 - $7,088)                          427,507         383,129

Inventories
  Finished products                                    210,621         190,867
  Raw materials                                         49,762          54,333
  Supplies                                              30,151          29,862
                                                     ----------       ----------
   Total inventories                                   290,534         275,062

Prepaid Expenses                                        13,908          18,994
                                                     ----------       ----------

  Total current assets                                 976,398         856,919

Plant and Equipment                                    846,444         830,784
  Less allowance for depreciation                     (371,467)       (362,774)
                                                    ----------      ----------
    Net plant and equipment                            474,977         468,010

Excess of Investment over Net Assets of
  Subsidiaries Acquired                                350,021         341,079

Investments in and Advances to
  Unconsolidated Affiliates                            189,627         185,789


Other Assets                                            50,517          49,067
                                                    ----------      ----------

                                                    $2,041,540      $1,900,864
                                                    ----------      ----------
                                                    ----------      ----------

               GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                      March 31     December 31
                                                         1994         1993
                                                      --------     -----------
                                                        (thousands of dollars)
Liabilities and Stockholders' Equity
Current Liabilities
  Notes payable                                       $   15,902    $   10,253
  Accounts payable                                       148,061       136,957
  Accrued expenses                                        87,746        92,612
  Income taxes                                           129,619       109,746
  Dividends payable                                        6,777         6,415
 Current portion of long-term debt                        12,010        11,757
                                                      ----------    ----------

  Total current liabilities                              400,115       367,740

Long-Term Debt, less Current Portion                      95,716        61,041

Other Non-Current Liabilities                            125,702       123,618

Deferred Income Taxes                                     76,044        73,298

Minority Interest                                         20,647        18,604

Stockholders' Equity
  Common stock, $1 par value, authorized
    200,000,000 shares, issued
    71,887,718 shares
    (1993 - 71,817,996 shares)                            71,888        71,818
  Paid-in capital                                        108,237       107,268
  Retained earnings                                    1,220,279     1,160,173
  Cumulative translation adjustment                      (48,955)      (54,563)
  Treasury stock at cost 543,200 shares                  (28,133)      (28,133)
                                                        ---------     ---------

  Total stockholders' equity                           1,323,316     1,256,563
                                                      ----------    ----------

                                                      $2,041,540    $1,900,864
                                                      ----------    ----------
                                                      ----------    ----------

               GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                       Three Months Ended
                                                                              March 31
                                                                        -----------------
                                                                          1994      1993
                                                                        -------    ------
                                                                      (thousands of dollars
                                                                      except per share data)
Revenues
  Net sales                                                           $448,676      $430,176
  Equity in earnings of
    affiliates and other income                                         11,062         6,406
                                                                       --------      --------

  Total revenues                                                       459,738       436,582

Costs and Expenses:
  Cost of products sold                                                288,605       272,995
  Selling, administrative and
    research expenses                                                   56,051        59,570
  Interest and other expenses                                           10,417         7,295
                                                                       --------      --------

  Total costs and expenses                                             355,073       339,860
                                                                       --------      --------

Income Before Taxes
  and Minority Interest                                                104,665        96,722

Minority Interest in
  Income of Subsidiaries                                                 7,981         7,780
                                                                       --------      --------

Income Before Taxes                                                     96,684        88,942

Income Taxes (Note B)                                                   29,800        24,700
                                                                       --------      --------

Net Income                                                            $ 66,884      $ 64,242
                                                                       --------      --------
                                                                       --------      --------

Net Income per Share                                                    $0.940        $0.900
                                                                        ------        ------
                                                                        ------        ------

Dividends Declared per Share                                            $0.095        $0.085
                                                                        ------        ------
                                                                        ------        ------

Average Shares Outstanding                                          71,308,272    71,427,379

               GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Three Months Ended
                                                                             March 31
                                                                      ----------------------
                                                                         1994        1993
                                                                      ---------   ----------
                                                                      (thousands of dollars)
Operating Activities
  Net Income                                                          $ 66,884     $ 64,242
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                                     22,968       20,470
      Unremitted earnings of affiliates                                 (2,265)        (513)
  Changes in deferred items and other                                    2,271       (2,628)
                                                                      ---------   ----------
  Cash provided by operations
    excluding changes in working capital                                89,858       81,571
  Changes in working capital other than
    debt, net of effects from business
    combinations                                                       (32,503)     (47,051)
                                                                      ---------   ----------
Net Cash Provided by Operating Activities                               57,355       34,520

Investing Activities
  Plant and equipment additions                                        (24,169)     (18,184)
  Business combinations, net of cash
    acquired                                                           (16,667)     (50,547)
  Other                                                                 12,907        4,344
                                                                      ---------   ----------
Net Cash Used in Investing Activities                                  (27,929)     (64,387)

Financing Activities
  Net repayment and borrowings under
    short-term credit lines                                              5,775        3,117
  Proceeds from long-term borrowings                                       443       27,207
  Net increase in commercial paper and
    other long-term obligations                                         35,119       26,778
  Cash dividends declared                                               (6,777)      (6,073)
  Other liabilities                                                      1,687       (3,416)
                                                                      ---------   ----------
Net Cash Provided by Financing Activities                               36,247       47,613
Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                                                    (958)      (1,011)
                                                                      ---------   ----------
Increase in Cash and Cash Equivalents                                   64,715       16,735
Cash and Cash Equivalents at
  Beginning of Year                                                    179,734      140,801
                                                                      --------     --------
Cash and Cash Equivalents at End of
  Period                                                              $244,449     $157,536
                                                                      ---------   ----------
                                                                      ---------   ----------

                 MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION
                   FOR THE THREE MONTHS ENDED MARCH 31, 1994



RESULTS OF OPERATIONS

Revenues for the 1994 first quarter amounted to $460 million, an increase of 5% over the $437 million reported in 1993. Net income amounted to $67 million, or $0.94 per share, a 4% increase over the $64 million, or $0.90 per share, in the prior year quarter. Both revenues and earnings represent record results for the reporting period.

First quarter sales of $449 million increased $19 million over the $430 million in the 1993 period. Comparative sales by product group are as follows:

                                                             First Quarter
                                                            ---------------
                                                             1994    1993
                                                            ------  ------
                                                            ($-millions)
         Performance Chemicals                               $165    $143
         Water Treatment                                       91      84
         Petroleum Additives                                  121     135
         Specialized Services & Manufacturing                  72      68
                                                             ----    ----
                                                             $449    $430
                                                             ----    ----
                                                             ----    ----

On an overall basis, the sales improvement resulted from net increases in selling prices amounting to $15 million, and acquisitions concluded in the middle of 1993 adding $20 million. Offsetting these positives were volume declines of $4 million; lost sales on business dispositions, $8 million; and currency impacts, $4 million.

Price improvement achieved in Octel's alkyl lead antiknock compound business were partially offset by continuing price pressure on QO's furfural-based products and some competitive activity in recreational water treatment chemicals. The acquisition of AquaChem, a supplier of swimming pool and spa chemicals to mass merchants, completed in May 1993 and Chemische Werke Lowi, a German-based manufacturer of antioxidants and UV absorbers acquired in June 1993, added to the sales improvement. Volume improvements were achieved in all of the Company's operating units except Octel.

Advancements of particular note were made by the Company's flame retardant products where demand remained strong in the United States and the Pacific Rim. The swimming pool and spa chemicals season is off to a fast start in the U.S. while gains in Europe were held back by a lingering recession.

Alkyl lead additive tonnage declined about 25% from the prior year quarter, substantially more than the anticipated rate of attrition, due to container shortages and shipping delays to customers in Russia and the Far East and the temporary lack of hard currency for customers in Iran and Russia. Most of the volume shortfall is expected to be made up over the balance of the year.

The negative currency effects are related principally to Chemol, the Company's Hungarian trading company; relative to the dollar, the Forint decreased about 20% in value from a year ago.

Equity in earnings of affiliates and other income increased $4.7 million over the prior year as a result of a turnaround at Huntsman Chemical Corporation and some one-time gains, including that recognized on the sale of the Purex swimming pool equipment business.

Gross profit margins at 35.7% were off 0.8 points from the 1993 first quarter. The mix of sales shifted slightly away from the higher margin fuel additives, and price and production gains were not sufficient to offset the overall decrease in volume and higher costs, particularly for chlorine and energy used in bromine production.

Selling, administrative and research expenses of $56 million declined $4 million from a year ago, reflecting the continued effectiveness of cost control programs and the reorganization of certain European operations.

The Company's effective income tax rate was 30.8% for the quarter, 3.0 points higher than a year ago, primarily due to the 1993 quarter benefiting from the adoption of FAS No. 109, "Accounting for Income Taxes."

FINANCIAL CONDITION

Cash provided by operating activities amounted to $57 million, an increase of $22 million over the year-ago period. Working capital, exclusive of cash and debt, increased $33 million from year end, reflecting the seasonal effects of the recreational water treatment business on inventories and accounts receivable.

Plant and equipment additions were $24 million and in line with anticipated capital spending in the $100 million range for the year.

Long-term debt and notes payable increased $41 million from year end due to increased commercial paper borrowings. Commercial paper borrowings are used to supplement seasonal working capital requirements and for interest rate arbitrage opportunities.

A dividend of $0.095 per share was declared in the quarter and paid on May 3, 1994, for a total of $6.8 million.

OTHER MATTERS

The Company completed the acquisition of EniChem Synthesis S.P.A. (renamed
GLCI) on April 21, 1994, for approximately $90 million in cash. Headquartered in Milan, Italy, the company is a leading manufacturer of antioxidants and UV absorbers. Annual revenues should approach $90 million. The company operates manufacturing facilities in Pedrengo and Ravenna, Italy, and a research and development center in Bolgiano. The acquisition complements the Company's existing polymer additives business by bringing an extensive line of new products and technology. Also, the acquisition creates synergies and cost reduction opportunities in supplying a worldwide customer base.

On May 10, 1994, the Company completed the acquisition of CPC Hydrachem, a U.K.-based packager and distributor of pool and spa chemicals and equipment, for approximately $3 million. CPC, with annual sales of approximately $7 million, provides a significant addition to the Company's share of the European recreational water treatment market.

On May 5, 1994, the Board of Directors authorized management to purchase up to an additional one million shares of the Company's outstanding stock. Combined with a prior authorization, a total of approximately 1.5 million shares can be repurchased.

               GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal recurring accruals) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

Effective January 1, 1994, the company adopted FAS No. 112 "Employers' Accounting for Postemployment Benefits." Implementation of the standard resulted in an after-tax charge of approximately $1 million.

For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

NOTE B - Income Taxes

The provision for income taxes at the effective tax rates reconciles with the statutory U.S. Federal tax rate as follows:

                                                                                Three Months Ended
                                                                                    March 31
                                                                             -------------------------
                                                                             1994                 1993
                                                                             ----                 ----
Statutory U.S. Federal tax rate                                              35.0%                34.0%
Increase (decrease) in taxes resulting from:
         FAS No. 109                                                          ---                 (3.4)
         Other                                                               (4.2)                (2.8)
                                                                             ----                 ----
                                                                             30.8%                27.8%
                                                                             ----                 ----
                                                                             ----                 ----

The company adopted FAS No. 109, "Accounting for Income Taxes" January 1, 1993. The cumulative effect of the change was to decrease income taxes by $3 million for the three months ended March 31, 1993.

Part II.  Other Financial Information

Item 6.  Exhibits and Reports on Form 8-K

The company did not file, nor was it required to file, a Form 8-K because of a change in independent auditors or because of any material unusual charges or credits to income occurring during the quarter for which this report was filed.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date  May 11, 1994           By /s/ Robert T. Jeffares
     ---------------            -------------------------------------
                                Robert T. Jeffares, Senior Vice
                                President and Chief Financial Officer




Date  May 11, 1994        By /s/ Robert J. Smith
     ---------------         -------------------------------------
                             Robert J. Smith, Controller