Form 10-Q
period 1994-06-30
GREAT LAKES CHEMICAL CORP
filed 1994-08-11
CIK 43362

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 1994
                         Commission file number 1-6450

                        GREAT LAKES CHEMICAL CORPORATION
             (Exact name of registrant as specified in its charter)

       DELAWARE                                       95-1765035
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                   Identification No.)

   ONE GREAT LAKES BOULEVARD
   P. O. BOX 2200
   WEST LAFAYETTE, INDIANA                               47906
   (Address of principal executive offices)            (Zip Code)

        Registrant's telephone number, including area code  317-497-6100
                         ___________________________

                                Not Applicable
           ________________________________________________________

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


                                     Yes   X
                                         _____

                                     No
                                         _____



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


One Class - 69,696,362                               Shares as of June 30, 1994

Part 1 - Financial Statements

               GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                 June 30          December 31
                                                  1994                1993
                                                 -------          -----------
                                                    (thousands of dollars)
Assets
Current Assets
  Cash and cash equivalents                      $  214,085       $  179,734
  Accounts receivable, less allowance
    of $8,312 (1993 - $7,088)                       492,537          383,129

  Inventories
    Finished products                               230,563          190,867
    Raw materials                                    53,908           54,333
    Supplies                                         31,612           29,862
                                                 ----------       ----------
      Total inventories                             316,083          275,062

  Prepaid Expenses                                   22,987           18,994
                                                 ----------       ----------

  Total current assets                            1,045,692          856,919

Plant and Equipment                                 924,303          830,784
  Less allowance for depreciation                  (394,844)        (362,774)
                                                 ----------       ----------
    Net plant and equipment                         529,459          468,010

Excess of Investment over Net Assets of
  Subsidiaries Acquired                             379,452          341,079

Investments in and Advances to
  Unconsolidated Affiliates                         192,889          185,789


Other Assets                                         53,757           49,067
                                                 ----------       ----------

                                                 $2,201,249       $1,900,864
                                                 ==========       ==========

               GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                 June 30          December 31
                                                  1994                1993
                                                 -------          -----------
                                                    (thousands of dollars)
Liabilities and Stockholders' Equity

Current Liabilities
     Notes payable                               $   11,502       $   10,253
     Accounts payable                               171,100          136,957
     Accrued expenses                               138,536           92,612
     Income taxes                                   126,007          109,746
     Dividends payable                                6,621            6,415
     Current portion of long-term debt               55,506           11,757
                                                 ----------       ----------

     Total current liabilities                      509,272          367,740

Long-Term Debt, less Current Portion                164,279           61,041

Other Non-Current Liabilities                       131,675          123,618

Deferred Income Taxes                                78,097           73,298

Minority Interest                                    20,976           18,604

Stockholders' Equity
     Common stock, $1 par value, authorized
         200,000,000 shares, issued
         71,931,962 shares
         (1993 - 71,817,996 shares)                  71,932           71,818
     Paid-in capital                                109,266          107,268
     Retained earnings                            1,281,404        1,160,173
     Cumulative translation adjustment              (46,776)         (54,563)
     Treasury stock at cost 2,235,600 shares
         (1993 - 543,200 shares)                   (118,876)         (28,133)
                                                 ----------       ----------

     Total stockholders' equity                   1,296,950        1,256,563
                                                 ----------       ----------

                                                 $2,201,249       $1,900,864
                                                 ==========       ==========

               GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


                                           Three Months Ended         Six Months Ended
                                                June 30                    June 30
                                           ------------------        -------------------
                                            1994       1993           1994         1993
                                           -------    -------        -------      ------
                                                 (In Thousands except Per Share Data)
Revenues
    Net sales                              $525,893   $461,839       $974,569     $892,015
    Equity in earnings
      of affiliates and
      other income                            9,901      8,924         20,963       15,330
                                           --------   --------       --------     --------

                                            535,794    470,763        995,532      907,345
                                           --------   --------       --------     --------

Costs and Expenses
    Cost of products
      sold                                  352,487    288,415        641,092      561,410
    Selling, adminis-
      trative and
      research expenses                      64,716     62,196        120,767      121,766
    Interest and other
      expenses                               13,212     14,410         23,629       21,705
                                           --------   --------       --------     --------

                                            430,415    365,021        785,488      704,881

Income Before Taxes
    and Minority
    Interest                                105,379    105,742        210,044      202,464

Minority Interest in
    Income of
    Subsidiaries                              7,532      8,136         15,514       15,916
                                           --------   --------       --------     --------

Income Before Taxes                          97,847     97,606        194,530      186,548

Income Taxes                                 30,100     27,500         59,900       52,200
                                           --------   --------       --------     --------

Net Income                                 $ 67,747   $ 70,106       $134,630     $134,348
                                           ========   ========       ========     ========

Net Income per Share                       $   0.96   $   0.98       $   1.90     $   1.88
Average Shares
    Outstanding                              70,594     71,370         70,949       71,399

               GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Six Months Ended
                                                                       June 30
                                                                ---------------------
                                                                1994           1993
                                                                ------         ------
                                                                (thousands of dollars)
OPERATING ACTIVITIES
    Net Income                                                  $134,630       $134,348
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
        Depreciation and amortization                             47,251         43,932
        Unremitted earnings of affiliates                         (6,829)        (3,453)
        Changes in deferred items and other                        3,282           (180)
                                                                --------       --------
      Cash provided by operations
       excluding changes in working capital                      178,334        174,647
      Changes in working capital other than
       debt, net of effects from business
       combinations                                              (45,229)       (55,056)
                                                                --------       --------
Net Cash Provided by Operating Activities                        133,105        119,591
INVESTING ACTIVITIES
    Plant and equipment additions                                (48,162)       (34,797)
    Business combinations, net of cash
      acquired                                                  (110,544)       (82,896)
    Other                                                          9,471          6,800
                                                                --------       --------
Net Cash Used in Investing Activities                           (149,235)      (110,893)
FINANCING ACTIVITIES
    Net repayment and borrowings under
      short-term credit lines                                         70         (1,230)
    Proceeds from long-term borrowings                            42,663          6,287
    Net increase in commercial paper
      and other long-term obligations                            105,557         36,316
    Payments of other non-current
      liabilities                                                   (254)        (2,614)
    Minority Interest                                              2,372         (2,642)
    Repurchase of common stock                                   (90,743)       (11,212)
    Cash dividends declared                                      (13,399)       (12,138)
                                                                --------       --------
Net Cash Provided by Financing Activities                         46,266         12,767
Effect of Exchange Rate Changes on Cash
    and Cash Equivalents                                           4,215         (2,946)
                                                                --------       --------
Increase in Cash and Cash Equivalents                             34,351         18,519
Cash and Cash Equivalents at
    Beginning of Year                                            179,734        140,801
                                                                --------       --------
Cash and Cash Equivalents at End of
    Period                                                      $214,085       $159,320
                                                                ========       ========

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

NOTE B - Income Taxes

The provision for income taxes at the effective tax rates reconciles with the statutory U.S. Federal tax rate as follows:

                                                                              Six Months Ended
                                                                                  June 30
                                                                             -----------------
                                                                             1994         1993
                                                                             ----         ----
Statutory U.S. Federal tax rate                                              35.0%        34.0%
Increase (decrease) in taxes resulting from:
       FAS No. 109                                                            ---         (1.6)
       Other                                                                 (4.2)        (4.4)
                                                                             ----         ----
                                                                             30.8%        28.0%
                                                                             ====         ====

The Company adopted FAS No. 109, "Accounting for Income Taxes" January 1, 1993.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION
                     FOR THE SIX MONTHS ENDED JUNE 30, 1994


RESULTS OF OPERATIONS

Revenues for the 1994 second quarter amounted to $536 million, an increase of 14% over the $471 million reported in 1993. Net income for the quarter was $68 million, or $0.96 per share, a 3% decrease from the $70 million, or $0.98 per share, in 1993. For the six months, revenues amounted to $996 million, a 10% increase over the $907 million reported in 1993. Net income of $135 million improved slightly over the $134 million last year. Year-to-date net income per share was $1.90 for 1994 compared to $1.88 for 1993.

Second quarter sales of $526 million increased $64 million, or 12.2%, over the $462 million in the 1993 period. Year-to-date sales increased $83 million. Comparative sales by product group are as follows (in millions):

                                                    Second Quarter                  Year-to-Date
                                                    1994      1993                 1994      1993
                                                   ------    ------              -------    ------
    Performance Chemicals                           $173      $151                $338        $294
    Water Treatment                                  132       122                 223         206
    Petroleum Additives                              130       135                 251         270
    Specialized Services and
      Manufacturing                                   91        54                 163         122
                                                    ----      ----                ----        ----
                                                    $526      $462                $975        $892
                                                    ====      ====                ====        ====

The components of the sales increase are shown in the following table (in millions):

                                            Second               Year-to-
                                            Quarter                Date
                                            -------              --------
    Selling Price                            $12                   $27
    Volume                                    38                    34
    Acquisitions                              32                    52
    Divestitures                              (9)                  (17)
    Foreign Exchange                          (9)                  (13)
                                             ---                   ---
                                             $64                   $83
                                             ===                   ===

For the second quarter, selling price gains in Octel's alkyl lead antiknock compound product line were offset in part by price competition in the recreational water treatment area and by continued price erosion in furfural-based products. All of the Company's businesses registered volume improvements except Performance Chemicals due to the halting of Halon production as of December 31, 1993. Major volume gains were achieved by the Company's chemical trading business, Chemol, and in the recreational water treatment business.

Acquisitions reflected in the periods include AquaChem, a supplier of swimming pool and spa chemicals to mass merchants, completed in May 1993; CPC Hydrachem, a UK-based distributor of recreational water treatment chemicals, completed in May 1994; Chemische Werke Lowi, a German-based producer of antioxidants and UV absorbers, acquired in June 1993; and EniChem Synthesis SPA, an Italian-based manufacturer of antioxidants and UV absorbers in April 1994.

Negative currency impact relates primarily to the Hungarian Forint and the British Pound Sterling.

In the Company's Performance Chemicals product group, strong demand for flame retardants kept operating rates at maximum levels. Selective price increases have been initiated and incremental capacity expansions continue to be made.

During the quarter, the Company began supplying Ethyl Corporation's alkyl lead requirements which resulted in an overall increase in tonnage of approximately 5%. In the Petroleum Additives product group, alkyl lead additive volumes sold to the retail market declined approximately 30% in the quarter and is down approximately 28% year-to-date. The decline in the second quarter reflects low bulk deliveries in part attributable to distribution patterns and to a lesser degree due to anticipated declining customer demand. Price increases to retail customers averaged about 17% for both the quarter and year-to-date periods.

Water Treatment product sales gains reflect both market expansion and excellent weather conditions.

In addition to the substantial increase in Chemol sales, the Specialized Services and Manufacturing product group experienced strong sales in its environmental services, toxicological testing and engineered surface treatments businesses.

Equity in earnings of affiliates and other income of $10 million for the second quarter increased $1 million from the prior-year period, reflecting continued improvement in operating results at Huntsman Chemical Corporation. The $6 million year-to-date increase resulted from both improved Huntsman results and several one-time gains, including that recognized on the sale of the Purex Swimming Pool Equipment business.

Gross profit margins were down 4.6 percentage points in the quarter and 2.9 percentage points year-to-date. The declines resulted from lower alkyl lead sales to retail customers, increased low margin chemical trading sales, and cost increases in chlorine and energy used in bromine production.

Selling, administrative and research expenses of approximately 12% of sales are in absolute terms relatively unchanged from the prior-year period.

The effective tax rate for 1994 is 30.8%, 2.8 percentage points higher than the prior year. The increase in the tax rate results from a one percent increase in the U.S. Federal statutory rate, a shift in the mix of income from lower to higher tax jurisdictions, and the nonrecurrence of benefits obtained from the adoption of FAS 109 in 1993.


FINANCIAL CONDITION

Cash provided by operating activities for the six months amounted to $133 million, an increase of $13 million over the prior-year period. Working capital, excluding the effects of debt and business combinations, increased $45 million, in part, reflecting the seasonal requirement of the recreational water treatment business and, in part, higher levels of inventories and receivables in the fuel additives business due to distribution patterns.

Plant and equipment additions were $48 million and remain in line with projected capital spending in the $100 million range for the year.

Proceeds from borrowing during the period amounted to $148 million and were used to finance acquisitions, repurchase Company shares, supplement seasonal cash flows, and for interest rate arbitrage opportunities.

Through June 30, 1994, the Company has purchased this year nearly 1.7 million shares of its stock at a total cost of just over $90 million. Management's intention is to acquire up to approximately 3,000,000 additional shares, in line with its Board of Director's authorization, as market conditions warrant.

A dividend of $0.095 per share was declared in the quarter and paid on August 2, 1994 for a total of $6.6 million.


OTHER MATTERS

The Company completed the acquisition of EniChem Synthesis SPA (renamed
GLCI) on April 21, 1994, for approximately $90 million in cash. Headquartered in Milan, Italy, GLCI is a leading manufacturer of antioxidants and UV absorbers. Annual revenues should approach $90 million. GLCI operates manufacturing facilities in Pedrengo and Ravenna, Italy, and a research and development center in Bolgiano. The acquisition complements the Company's existing polymer additives business by bringing an extensive line of new products and technology. Also, the acquisition creates synergies and cost reduction opportunities in supplying a worldwide customer base.

On May 10, 1994, the Company completed the acquisition of CPC Hydrachem, a UK-based packager and distributor of pool and spa chemicals and equipment, for approximately $3 million. CPC, with annual sales of approximately $7 million, provides an important addition to the Company's position in the European recreational water treatment market.

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





Date August 5, 1994                        By /s/ Robert T. Jeffares
     -----------------                        ---------------------------------
                                              Robert T. Jeffares, Executive Vice
                                              President and Chief Financial
                                              Officer




Date August 5, 1994                        By /s/ Robert J. Smith
     -----------------                        -----------------------------
                                              Robert J. Smith, Controller