Form 10-Q
period 1994-09-30
GREAT LAKES CHEMICAL CORP
filed 1994-11-14
CIK 43362

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1994
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


                                   Yes    X
                                         ---
                                   No
                                         ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


One Class - 68,265,193                          Shares as of September 30, 1994

Part 1 - Financial Statements

               GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                  September 30    December 31
                                                      1994           1993
                                                  ------------    -----------
                                                   (thousands of dollars)
Assets

Current Assets
  Cash and cash equivalents                         $  169,651      $  179,734
  Accounts receivable, less allowance
    of $8,652 (1993 - $7,088)                          459,255         383,129

  Inventories
    Finished products                                  236,799         190,867
    Raw materials                                       61,842          54,333
    Supplies                                            30,639          29,862
                                                    ----------      ----------
     Total inventories                                 329,280         275,062

  Prepaid Expenses                                      26,064          18,994
                                                    ----------      ----------


  Total current assets                                 984,250         856,919

Plant and Equipment                                    976,911         830,784
  Less allowance for depreciation                     (425,613)       (362,774)
                                                    ----------      ----------
    Net plant and equipment                            551,298         468,010

Excess of Investment over Net Assets of
  Subsidiaries Acquired                                421,422         341,079

Investments in and Advances to
  Unconsolidated Affiliates                            174,814         185,789


Other Assets                                            50,897          49,067
                                                    ----------      ----------

                                                    $2,182,681      $1,900,864
                                                    ==========      ==========

               GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                                            September 30            December 31
                                                                                1994                    1993
                                                                            ------------            -----------
                                                                                  (thousands of dollars)
Liabilities and Stockholders' Equity

Current Liabilities
     Notes payable                                                             $    5,706           $   10,253
     Accounts payable                                                             156,793              136,957
     Accrued expenses                                                             125,281               92,612
     Income taxes                                                                 101,197              109,746
     Dividends payable                                                              6,828                6,415
     Current portion of long-term debt                                             17,358               11,757
                                                                               ----------           ----------


     Total current liabilities                                                    413,163              367,740

Long-Term Debt, less Current Portion                                              246,441               61,041

Other Non-Current Liabilities                                                     141,639              123,618

Deferred Income Taxes                                                              80,249               73,298

Minority Interest                                                                  22,953               18,604

Stockholders' Equity
     Common stock, $1 par value, authorized
         200,000,000 shares, issued
         71,980,493 shares
         (1993 - 71,817,996 shares)                                                71,980               71,818
     Paid-in capital                                                              110,233              107,268
     Retained earnings                                                          1,340,493            1,160,173
     Cumulative translation adjustment                                            (39,852)             (54,563)
     Treasury stock at cost 3,715,300 shares
         (1993 - 543,200 shares)                                                 (204,618)             (28,133)
                                                                               ----------              -------


     Total stockholders' equity                                                 1,278,236            1,256,563
                                                                               ----------           ----------

                                                                               $2,182,681           $1,900,864
                                                                               ==========           ==========

               GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


                                                 Three Months Ended                               Nine Months Ended
                                                    September 30                                     September 30
                                              -------------------------                         ------------------------
                                              1994                 1993                         1994                1993
                                              ----                 ----                         ----                ----
                                                               (In Thousands except Per Share Data)
Revenues
    Net sales                             $    525,216        $  469,656                    $1,499,785         $1,361,671
    Equity in earnings
      of affiliates and
      other income                              13,675             6,586                        34,638             21,916
                                              --------          --------                     ---------          ---------

                                               538,891           476,242                     1,534,423          1,383,587
                                              --------          --------                     ---------          ---------
Costs and Expenses
    Cost of products
      sold                                     346,341           302,825                       987,433            864,235
    Selling, adminis-
      trative and
      research expenses                         66,562            58,175                       187,329            179,941
    Interest and other
      expenses                                  12,244             9,870                        35,873             31,575
                                              --------          --------                     ---------          ---------

                                               425,147           370,870                     1,210,635          1,075,751
                                              --------          --------                     ---------          ---------

Income Before Taxes
    and Minority
    Interest                                   113,744           105,372                       323,788            307,836

Minority Interest in
    Income of
    Subsidiaries                                 9,205             8,175                        24,718             24,091
                                              --------          --------                     ---------          ---------

Income Before Taxes                            104,539            97,197                       299,070            283,745

Income Taxes                                    32,200            28,700                        92,100             80,900
                                              --------          --------                     ---------          ---------

Net Income                                $     72,339        $   68,497                    $  206,970         $  202,845
                                           ===========          ========                    ==========         ==========

Net Income per Share                      $       1.05        $     0.96                    $     2.95         $     2.84

Average Shares
    Outstanding                                 68,914            71,266                        70,264             71,354

               GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Nine Months Ended
                                                          September 30
                                                   ---------------------------
                                                   1994                   1993
                                                   ----                   ----
                                                     (thousands of dollars)
OPERATING ACTIVITIES
    Net Income                                        $206,970           $202,845
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
        Depreciation and amortization                   72,334             69,263
        Unremitted earnings of affiliates              (12,529)            (6,032)
        Changes in deferred items and other              2,182              2,230
                                                       -------             -------
        Cash provided by operations
         excluding changes in working capital          268,957            268,306
        Changes in working capital other than
         debt, net of effects from business
         combinations                                  (57,054)           (37,769)
                                                      --------           --------
Net Cash Provided by Operating Activities              211,903            230,537

INVESTING ACTIVITIES
    Plant and equipment additions                     (72,662)            (56,233)
    Business combinations, net of cash
      acquired                                        (172,582)           (84,091)

    Other                                                9,835             13,313
                                                      --------           --------
Net Cash Used in Investing Activities                 (235,409)          (127,011)

FINANCING ACTIVITIES
    Net borrowings and (repayment) under
     short-term credit lines                             1,016            (14,567)
    Proceeds from long-term borrowings                   1,441              3,586
    Net increase (decrease) in commercial
      paper and other long-term obligations            189,580             (4,609)
    Payments of other non-current
      liabilities                                        9,482             (3,301)
    Minority Interest                                    4,349                 16
    Repurchase of common stock                        (176,485)           (25,540)
    Cash dividends declared                            (20,751)           (18,548)
                                                      --------          ---------
Net Cash Provided by Financing Activities                8,632            (62,963)

Effect of Exchange Rate Changes on Cash
    and Cash Equivalents                                 4,791              2,076
                                                      --------           --------
(Decrease) Increase in Cash
  and Cash Equivalents                                 (10,083)            42,639

Cash and Cash Equivalents at
    Beginning of Year                                  179,734            140,801
                                                      --------           --------
Cash and Cash Equivalents at End of
    Period                                            $169,651           $183,440
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

Effective January 1, 1994, the Company adopted FAS No. 112 "Employers' Accounting for Postemployment Benefits." Implementation of the standard resulted in an after-tax charge of approximately $1 million in the first quarter.

For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

NOTE B - Income Taxes

The provision for income taxes at the effective tax rates reconciles with the statutory U.S. Federal tax rate as follows:

                                                                                  Nine Months Ended
                                                                                    September 30
                                                                             ----------------------------
                                                                             1994                    1993
                                                                             ----                    ----
Statutory U.S. Federal tax rate                                              35.0%                   35.0%
Increase (decrease) in taxes resulting from:
       FAS No. 109                                                            ---                    (1.1)
       Reversal of prior provisions                                          (2.0)                   (2.0)
       Other                                                                 (2.2)                   (3.4)
                                                                             ----                    ----
                                                                             30.8%                   28.5%
                                                                             ====                    ====

The Company adopted FAS No. 109, "Accounting for Income Taxes" January 1, 1993.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994


RESULTS OF OPERATIONS

Revenues for the 1994 third quarter amounted to $539 million, an increase of 13% over the $476 million reported in the prior-year quarter. Net income for the period was $72 million, or $1.05 per share, an increase of 6% over the $68 million, or $0.96 per share, in the 1993 quarter.

Revenues for the nine months increased 11% amounting to $1,534 million, up from $1,384 million in 1993. Net income for the nine months increased 2% amounting to $207 million and $203 million for the 1994 and 1993 periods, respectively.

Comparative sales by business unit are set forth in the following table (in millions):

                                                 Third Quarter                       Year-To-Date
                                              -------------------                 ------------------
Business Units                                1994           1993                 1994          1993
                                              ----           ----                 ----          ----
Petroleum Additives                             $153           $131                $  428       $  420
Water Treatment                                  102             97                   323          304
Specialty Chemicals                               68             59                   188          178
Flame Retardants                                  68             62                   193          180
Polymer Stabilizers                               46             26                   110           58
Specialized Services                              88             95                   258          222
                                                ----           ----                ------       ------
                                                $525           $470                $1,500       $1,362
                                                ====           ====                ======       ======

The principal components of the increase in sales are shown in the following table (in millions)

                                                                   Third                 Year-To
                                                                   Quarter                 Date
                                                                   -------               -------

Selling Prices                                                     $ 6                      $ 33
Volume                                                              14                        48
Acquisitions                                                        38                        90
Divestitures                                                        (8)                      (26)
Foreign Exchange                                                     6                        (7)
                                                                   ---                      ----
                                                                   $56                      $138
                                                                   ===                      ====

Petroleum Additives sales gains in the quarter reflect a small decline in retail volume of alkyl lead antiknock compound which was more than offset by an 11% price improvement over the prior-year quarter. The price increase is lower than the earlier 1994 quarters as a result of the timing of the 1994 and 1993 price increases and the mix of customer sales. Wholesale volumes increased substantially as a result of the contract to supply Ethyl Corporation's requirements. Prices in the wholesale market declined slightly. Other fuel additives volume increased substantially primarily as a result of the acquisition of the Du Pont business. Year-to-date retail volumes of alkyl lead antiknock compound volumes are down about 20% from 1993 due to logistical problems and the temporary lack of hard currency for customers in Iran and Russia. Retail prices for the year are about 14% higher than the prior year. Wholesale volumes are almost double that of a year ago while pricing is flat.

Water Treatment sales are up 5% for the quarter and 6% year-to-date compared to the respective prior-year periods. The gains reflect volume improvements and the effect of acquisitions. Pricing has suffered slightly due to competitive activity.

Specialty Chemicals sales improved in both the quarter and year-to-date periods as volumes for bromine derivatives, agricultural and furfural and furfural derivatives have improved. Price pressure on furfural and furfural alcohol continues to have negative impacts.

Flame Retardants sales remain strong in North America and the Pacific Rim necessitating productive capacity increases for a number of key products. Selective price increases are being implemented to offset higher raw material cost.

Polymer Stabilizers growth during the period results primarily from acquisitions.

Specialized Services sales during the quarter declined due to a fall off in Chemol trading volumes and reduced fire suppressant sales due to the cessation of halon production as of December 31, 1993. The other operations in this unit, OSCA - oil field services; Four Seasons - environmental services; E/M - engineered surface treatment; and WIL - toxicological services all posted gains over the prior-year periods.

Equity in earnings of affiliates and other income improved $7 million in the quarter and $13 million year-to-date compared to the prior-year periods. The increases result from the continuing turnaround at Huntsman Chemical Corporation, higher interest income and several one-time gains including insurance recoveries and the gain recognized on the sale of the Purex swimming pool equipment business.

Gross profits as a percentage of sales for the quarter and nine months are down from the respective prior-year periods. Price improvements in the Petroleum Additives business unit have been more than offset by higher costs, particularly for chlorine, caustic soda and energy; reduced volumes for retail alkyl lead antiknock compound; and the phase out of halons.

Selling, administrative and research expenses (SAR) as a percentage of sales increased slightly in the quarter as a result of acquisitions, the negative impact of exchange rates, and the timing of expenditures.

Year-to-date SAR costs as a percentage of sales are lower than the prior year due to effective cost control measures and the reorganization of certain European operations.

Other expenses increased in the quarter due to higher interest expense as borrowings have increased to fund acquisitions and repurchase shares.

FINANCIAL CONDITION

Cash provided by operating activities for the nine months amounted to $212 million, about $19 million less than the prior-year period, reflecting the increased working capital requirements of recent acquisitions.

Plant and equipment additions were $73 million and remain in line with projected capital spending in the $100 million range for the year.

Borrowings amounted to $190 million and were used to finance acquisitions, repurchase Company shares and for interest rate arbitrage investments.

During 1994, the Company purchased nearly 3.2 million shares of its stock at a total cost of just over $176 million. Management's intention is to acquire up to an additional 1.5 million shares as market conditions warrant.

A dividend of $0.10 per share was declared in the quarter and paid on November 1, 1994 for a total of $7 million.

OTHER MATTERS

On September 7, 1994, the Company completed the acquisition of E. I. du Pont de Nemours and Company's petroleum additives business including Du Pont's North and South American tetraethyl lead business for approximately $50 million. Octel America, Inc., a wholly-owned subsidiary of Great Lakes, acquired the non-tetraethyl lead portion of the business whose products consist of corrosion inhibitors, petroleum dyes, conductivity improvers, antioxidants, metal sequestering agents, diesel fuel stabilizers and valve seat recession protectors. A wholly-owned affiliate of The Associated Octel Company, Ltd.,
(AOC), purchased the tetraethyl lead portion of the business. AOC is a majority-owned subsidiary of Great Lakes.

The Company's acquisition of EniChem Synthesis SPA (renamed GLCI) was completed on April 21, 1994, for approximately $90 million in cash. Headquartered in Milan, Italy, GLCI is a leading manufacturer of antioxidants and UV absorbers with annual revenues approaching $90 million. GLCI operates manufacturing facilities in Pedrengo and Ravenna, Italy, and a research and development center in Bolgiano. The acquisition complements the Company's existing polymer additives business by bringing an extensive line of new products and technology. Also, the acquisition creates synergies and cost reduction opportunities in supplying a worldwide customer base.

Other acquisitions completed this year include a U.K.-based distributor of pool and spa chemicals and equipment, a southeastern U.S. distributor of pool chemicals and spa equipment, and the balance of a European joint venture involved in providing oil field services. The acquisitions cost approximately $11 million.

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





Date November 11, 1994                         By /s/ Robert T. Jeffares
- - - ---------------------                             ---------------------------
                                                  Robert T. Jeffares
                                                  Executive Vice President and
                                                  Chief Financial Officer




Date November 11, 1994                         By /s/ Robert J. Smith
- - - ---------------------                          ------------------------------
                                                  Robert J. Smith, Controller