Form 10-K
GREAT LAKES CHEMICAL CORP
filed 1995-03-30
CIK 43362

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                       ----------------------------------
                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1994
                         Commission file number 1-6450

                        GREAT LAKES CHEMICAL CORPORATION
             (Exact name of registrant as specified in its charter)

            DELAWARE                                  95-1765035
    (State or other jurisdiction of                 (IRS Employer
    incorporation or organization)                 Identification No.)

   ONE GREAT LAKES BOULEVARD
   P. O. BOX 2200
   WEST LAFAYETTE, INDIANA                               47906
   (Address of principal executive offices)           (Zip Code)

        Registrant's telephone number, including area code  317-497-6100
        ----------------------------------------------------------------
          Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
   Title of each class                                 which registered
   -------------------                                 ----------------
 Common stock, $1.00 par value                     New York Stock Exchange
                                                   Pacific Stock Exchange
                       ----------------------------------
Securities registered pursuant to Section 12(g) of the Act:  None

                       ----------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing
requirements for the past 90 days. Yes   X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.                     [ ]

                       ----------------------------------
As of March 6, 1995, the aggregate market value of the voting stock held by non-affiliates of the registrant was $3,980,759,677.

As of March 6, 1995, 66,484,504 shares of the registrant's stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1994 Annual Report to Stockholders are incorporated by reference into Parts I, II and IV.
Portions of the annual proxy statement dated March 28, 1995 are incorporated by reference into Part III.

                                     PART I
                                     ------
Item 1.  BUSINESS

GENERAL

Great Lakes Chemical Corporation is a Delaware corporation incorporated in 1933, having its principal executive offices in West Lafayette, Indiana. The Company's operations consist of one dominant industry segment - chemicals and allied products. Within this segment the Company is well diversified focusing on performance chemicals, water treatment chemicals, petroleum additives and specialized services and manufacturing. The Corporate profile on page 3 and the Review of Operations on pages 14 through 19 of the 1994 Annual Report to Stockholders are incorporated herein by reference.

The term "Great Lakes" as used herein means Great Lakes Chemical Corporation and Subsidiaries unless the context indicates otherwise.

Net sales by Business Unit are set forth in the following table (dollars in millions):

Year ended December 31                                                     1994                    1993                      1992
                                                                           ----                    ----                      ----
Flame Retardants                                                          $  265                  $  240                   $  237
Intermediates and Fine Chemicals                                             262                     240                      255
Petroleum Additives                                                          610                     576                      575
Polymer Stabilizers                                                          162                      81                       16
Specialized Services and Manufacturing                                       383                     294                      154
Water Treatment                                                              383                     361                      259
                                                                          ------                  ------                   ------
Total Net Sales                                                           $2,065                  $1,792                   $1,496
                                                                          ======                  ======                   ======

PRODUCTS AND SERVICES

The following is a list of principal and certain other products and services provided by Great Lakes:


                                                         FLAME RETARDANTS

                                                                                      Plants &                      Major Raw
Products & Services                  Principal Markets                                Facilities                    Materials
-------------------                  -----------------                                ----------                    ---------
Brominated and                       Computer and                                      ElDorado, AR                 Bromine
intumescent flame                    Business Equipment,                               Newport, TN                  Bisphenol A
retardants                           Consumer Electronics,                             Aycliffe, U.K.               Diphenyl Oxide
                                     Textiles, Urethanes and
                                     Construction Materials

                                                        POLYMER STABILIZERS

Antioxidants, UV                     Computer and Business                             Persan, France               Alkylated
absorbers and Light                  Equipment, Consumer                               Catenoy, France                Phenols,
Stabilizers                          Electronics, Packaging                            Waldkraiburg,                Methyl Acrylate,
                                     Textiles, Building and                             Germany                     Phosphorus
                                     Construction Transportation                       Pedrengo, Italy                Trichloride
                                                                                       Ravenna, Italy

                                                 INTERMEDIATES AND FINE CHEMICALS

                                                                                       Plants &                    Major Raw
Products & Services                  Principal Markets                                 Facilities                  Materials
-------------------                  -----------------                                 ----------                  ---------
Bromine, Bromine derivatives         Foundry Industry, Lube Oil                        ElDorado, AR                 Bromine,
and Bromine-based specialty          Refining, Pharmaceutical                          Marysville, AR               Agricultural
chemicals, Furfural, Furfural        Industry, Agrochemical                            Memphis, TN                   By-Products
derivatives and Furfural-based       Industry, Electronics, Soil                       Omaha, NE                    Chlorine
specialty chemicals, including       Crop and Structural Pest                          Geel, Belgium
furfuryl alcohol,                    Control, Production of                            Halebank, U.K.
POLYMEG(R) Polyols and               Photographic Papers and                           Konstanz, Germany
Methyl Bromide                       Films and Rubber                                  Newport, TN
                                     Compounds


                                                        PETROLEUM ADDITIVES

Antiknock boosters for               Major Oil Refineries and Fuel                     Ellesmere Port, U.K.         Ethylene,
leaded gasoline, Cetane              Blenders Worldwide                                Paimbouef, France            Lead, Salt,
number improvers, Multi-                                                               Bussi, Italy                 Electricity
functional gasoline and diesel
fuel additives, Gasoline and
diesel detergents, Petroleum
anti-oxidants, stabilizers, and
corrosion inhibitors


                                                     WATER TREATMENT CHEMICALS

RECREATIONAL
Water sanitizers -                   Pool and Spa Dealers and                          Adrian, MI                   BCDMH
BioGuard(R), OMNI(R),                Distributors, Mass Market                         Conyers, GA                  Chlorinated
Hydrotech(R), Guardex(R),            Retailers, Builders                               Lake Charles, LA               Isocyanurates
Pool Time(R), AquaChem(R)                                                              Munich, Germany              Calcium
Algicides, oxidizers, pH                                                               43 U.S. Distribution           hypochlorite
balancers, mineral balancers                                                             locations                  Cyanuric acid
and specialty chemicals
pool equipment

INDUSTRIAL
BromiCide(R) and LiquiBrom(TM)       Industrial Cooling Water                          Adrian, MI                   Bromine
Specialty Biocides,                  Treatment, Industrial and                         ElDorado, AR                 Sodium Bromide
Biocide dispensing                   Municipal Wastewater Treat-
equipment                            ment, Pulp and Paper and
                                     Food Processing

                                              SPECIALIZED SERVICES AND MANUFACTURING

                                                                                       Plants &                     Major Raw
Products & Services                  Principal Markets                                 Facilities                   Materials
-------------------                  -----------------                                 ----------                   ---------
ENVIRO-ENERGY PERFORMANCE GROUP
Completion fluids, Sand              Worldwide Oil and Gas                             Lafayette, LA                Bromine,
control and filtration,              Industry                                          Aberdeen, U.K.               Zinc, Sodium,
Reservoir analysis,                                                                                                 Calcium
Down-hole tools

Waste management,                    Petrochemical Companies,                          Greensboro, NC
Contamination assessment             Waste Management Firms,                           Raleigh, NC
and remediation, Geotech-            Oil Refineries, Forest                            Baton Rouge, LA
nical engineering, Resource          Product Companies,
recovery and material                Government Agencies
handling

TOXICOLOGICAL SERVICES
All phases of nonclinical            Pharmaceutical, Chemical,                         Ashland, OH
toxicological testing and            Veterinary, Medical, Agri-
bioanalytical services,              cultural, Food and Consumer
Design of specialized                Products Industries
toxicological, metabolic and
analytical chemistry programs

ENGINEERED SURFACE TREATMENTS
Dry film lubrication, corrosion      Aerospace, Automotive,                            North Hollywood,             Molysulfide,
and abrasion-resistant, chip-        Railroad, Machine Tool,                             CA                         Various solvents
and scuff-proof coatings,            All Manufacturing                                 Fort Worth, TX                  and resins
Electrically conductive              Industries                                        Lombard, IL
coatings                                                                               Roseville, MI

INTERNATIONAL TRADING
Organic and inorganic                Central and Eastern                               Budapest, Hungary
chemicals, Plastic resins,           European Chemical
Finished agrochemicals and           Industry
fertilizers

FLUORINE CHEMISTRY
Fire extinguishing agent             Data Processing                                   ElDorado, AR                 Fluorine
FM-200(R), Organofluorine            Telecommunications
compounds, Florinated                Military
intermediates

1994 DEVELOPMENTS

The Review of Operations on pages 14 through 19 of the 1994 Annual Report to Stockholders are incorporated herein by reference.

Raw Materials

The sources of essential raw materials for bromine are the brine from company-owned wells in Arkansas and sea water extraction plants in Europe. The Arkansas properties are located atop the Smackover lime deposits, which constitute a vast underground sea of bromine-rich brine. The area between ElDorado and Magnolia, Arkansas, (located about 35 miles west of ElDorado) provides the best known geological location for bromine production and both major domestic bromine manufacturers are located there. Based on projected production rates, the Company's brine reserves are conservatively estimated to be adequate for the foreseeable future.

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

International Operations

Great Lakes has a substantial presence in foreign markets. The Company's investment in foreign countries is principally in Western Europe and represents $1,073 million or 51 percent of total assets.

Sales to customers in foreign countries (primarily Europe and the Far East) amount to 64, 62 and 61 percent of total sales for the years ended December 31, 1994, 1993, and 1992, respectively. Approximately 15, 15, and 19 percent of these foreign sales, respectively for the three years shown, are products exported from the U.S., with the balance of the Company's international sales primarily being products manufactured and sold by the Company's European subsidiaries and branches. The profitability on foreign sales (including U.S. exports and foreign manufactured products, except Octel) approximates those for domestic operations. Because of value-added pricing, Octel's alkyl lead products have a higher profitability than do most of the Company's other products.

The geographic segment data contained in the note "Industry Segments and Foreign Operations" of Notes to Consolidated Financial Statements on page 37 of the 1994 Annual Report to Stockholders is incorporated herein by reference.

Customers and Distribution

During the last three years, no single customer accounted for more than 10 percent of Great Lakes' total consolidated sales. The Company has no material contracts or subcontracts with government agencies. A major portion of the Company's sales are sold to industrial or commercial users for use in the production of other products. Some products such as recreational water treatment chemicals and supplies are sold to a large number of retail pool stores, mass merchandizers and distributors. Some export sales are marketed through distributors and brokers.

The Company's business does not normally reflect any material backlog of orders at year-end.

Competition

Great Lakes is in competition with businesses producing the same or similar products as well as businesses producing products intended for similar use. There is one other major bromine producer in the United States which competes with the Company in varying degrees, depending on the product involved, with respect to the sale of bromine and bromine derivatives. There is also one major overseas manufacturer of bromine and brominated products. In addition, there are several small producers in the U.S. and overseas which are competitors in several individual products. The Company is the only U.S. producer of furfural and furfuryl alcohol, and it enjoys a significant market portion in every major geographic and product market in which it competes. The Company is a major producer of alkyl lead. The Company competes with several manufacturers and distributors of swimming pool and spa chemicals and equipment. Through its Bio-Lab subsidiary, the Company operates 43 branch distribution outlets for chemicals and pool and spa equipment in the U.S. Products are differentiated by brand names to the retail, wholesale and mass merchandising markets.

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

Seasonality and Working Capital

The products, which the Company sells to the agricultural and swimming pool markets, exhibit some seasonality; however, the effect on overall Company sales and profits is not material. Seasonality results in the need to build inventories for rapid delivery at certain times of the year. The pool product season is strongest during the first six months, requiring a build-up of inventory at the beginning of the year. Except for certain arrangements with distributors and dealers of swimming pool and spa products, customers are not permitted to return unsold material at the end of a season. Extended credit terms are granted only in cases where the Company chooses to do so to meet competition.

The alkyl lead products have somewhat larger working capital requirements than do the Company's other major products, because of extended distribution lines and credit terms for large volume refinery customers.

The effect of the above items on working capital requirements is not material.

Research and Development and Patents

Research and development expenditures are included in the note "Research and Development Expense" of the Notes to Consolidated Financial Statements on page 37 of the 1994 Annual Report to Stockholders and is incorporated herein by reference. The Company holds no patents, licenses, franchises or concessions which are essential to its operations.

Environmental and Toxic Substances Control

The Company recognizes its responsibility for the sound environmental management of its businesses and operations. In partial fulfillment of this responsibility, the Company has subscribed to the comprehensive environmental stewardship program developed by the Chemical Manufacturers Association known as Responsible Care.

The Company is in material compliance with all environmental laws and regulations to which it is subject.

Employees

The Company has approximately 7,900 employees.

Item 2.   PROPERTIES

Great Lakes has plants at 32 locations in 13 states and 15 plants in 9 foreign countries. Most principal plants are owned. Listed under Item 1 above in a table captioned Products and Services are the principal locations at which products are manufactured, distributed or marketed.

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

Item 103 of Regulation S-K requires disclosure of administrative or judicial proceedings arising under any federal, state or local provisions dealing with protection of the environment, if the monetary sanctions might exceed $100,000. The following proceeding may result in sanctions exceeding $100,000.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended December 31, 1994.


                                    PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

As of March 6, 1995, there were approximately 4,900 registered holders of Great Lakes Common Stock. Additional information is contained in the 1994 Annual Report to Stockholders, under the captions "Stock Price Data" and "Cash Dividends Paid" on page 25 all of which are incorporated herein by reference.

Item 6.   SELECTED FINANCIAL DATA

This information is contained in the 1994 Annual Report to Stockholders, under the caption "Financial Review" on pages 26 and 27, and is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 21 through 25 of the 1994 Annual Report to Stockholders, is incorporated herein by reference.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements together with the report thereon of Ernst & Young LLP dated January 30, 1995, appearing on pages 28 through 38 and the "Quarterly Results of Operations" on page 39 of the 1994 Annual Report to Stockholders, are incorporated herein by reference.

Item 9.   DISAGREEMENT OF ACCOUNTING AND FINANCIAL DISCLOSURE

No change of auditors or disagreements on accounting methods have occurred which would require disclosure hereunder.


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

                                                                                              Served as
Name and Age                      Office                                                    Officer Since
------------                      ------                                                    -------------
Robert B. McDonald, 58            President and Chief Executive Officer                         1981
Robert T. Jeffares, 59            Executive Vice President and Chief Financial Officer          1983
David A. Hall, 50                 Senior Vice President                                         1987
John S. Little, 63                Senior Vice President                                         1994
David R. Bouchard, 51             Vice President, Flame Retardants                              1990
Steven D. Clark, 49               Vice President, Technology                                    1995
L. Donald Simpson, 59             Vice President, Intermediate and Fine Chemicals               1992
Lowell C. Horwedel, 62            Vice President                                                1984
Robert L. Hollier, 52             Vice President                                                1991
J. Larry Robertson, 46            Vice President, Environment and Engineering                   1994
John B. Talpas, 51                Vice President, Manufacturing                                 1988
Richard R. Ferguson, 43           Vice President, Treasurer and Assistant Secretary             1991
Mary P. McClanahan, 51            Corporate Secretary                                           1994
David C. Sanders, 51              Associate Vice President, Research and Development            1990
Robert J. Smith, 48               Corporate Controller                                          1993
Stephen E. Brewer, 45             Assistant Treasurer                                           1994
John V. Lacci, 42                 Assistant Secretary                                           1994

Information with respect to directors of the Company is contained under the heading "Proposal One: Election of Directors" in the Great Lakes' Proxy Statement relating to the 1995 Annual Meeting of Stockholders dated March 4, 1995, which is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

The information under the heading "Executive Compensation and Other Information" in the 1995 Proxy Statement is incorporated by reference in this report.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 1995 Proxy Statement is included by reference in this report.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the heading "Compensation Committee Interlocks and Insider Participation" in the 1995 Proxy Statement is included by reference in this report.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.     Financial Statements

The following Consolidated Financial Statements of Great Lakes Chemical Corporation and Subsidiaries and related notes thereto, together with the report thereon of Ernst & Young LLP dated January 30, 1995, appearing on pages 28 through 38 of the 1994 Annual Report to Stockholders, are incorporated by reference in Item 8:

    Consolidated Balance Sheets - December 31, 1994 and 1993
    Consolidated Statements of Income and Retained Earnings -
       Years ended December 31, 1994, 1993, and 1992
    Consolidated Statements of Cash Flows -
       Years ended December 31, 1994, 1993, and 1992
    Notes to Consolidated Financial Statements

    2.     Financial Statement Schedules

The following additional information is filed as part of this report and should be read in conjunction with the 1994 financial statements.

           Schedule II - Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

    3.     Exhibits

           13.   1994 Annual Report to Stockholders
           21. Subsidiaries - Incorporated herein by reference is the list of subsidiaries appearing on page 40 of the 1994 Annual Report to Stockholders
           23.   Consents of Independent Auditors

(b)        Reports on Form 8-K

There were no Form 8-K's filed during the quarter ended December 31, 1994.

(c)        Exhibits

The response to this section of Item 14 is submitted as a separate section of this report.

(d)        Financial Statement Schedules

The response to this section of Item 14 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GREAT LAKES CHEMICAL CORPORATION
(Registrant)

Date March 6, 1995                         /s/ Robert B. McDonald
                                           -------------------------------------
                                           Robert B. McDonald, President
                                           and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Date March 6, 1995                         /s/ Robert T. Jeffares
                                           -------------------------------------
                                           Robert T. Jeffares
                                           Executive Vice President and
                                           Chief Financial Officer

Date March 6, 1995                         /s/ Robert J. Smith
                                           -------------------------------------
                                           Robert J. Smith, Corporate Controller
                                           (Principal Accounting Officer)

Date March 6, 1995                         /s/ William H. Congleton
                                           -------------------------------------
                                           William H. Congleton, Director

Date March 6, 1995                         /s/ John S. Day
                                           -------------------------------------
                                           John S. Day, Director


Date March 6, 1995                         /s/ Richard H. Leet
                                           -------------------------------------
                                           Richard H. Leet, Director

Date March 6, 1995                         /s/ Martin M. Hale
                                           -------------------------------------
                                           Martin M. Hale, Director

Date
                                           -------------------------------------
                                           Leo H. Johnstone, Director

Date March 6, 1995                         /s/ Robert B. McDonald
                                           -------------------------------------
                                           Robert B. McDonald, Director

Date
                                           -------------------------------------
                                           Emerson Kampen, Director

                                                                     SCHEDULE II


               GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED DECEMBER 31, 1994


                                                                Additions
                                       Balance at   --------------------------------
                                       Beginning    Charges to Costs    Charged to                              Balance at End
Description                            of Period      and Expenses    Other Accounts         Deductions           of Period
-----------                           -----------   ----------------  --------------        ------------        --------------
1994:
Reserve deducted from asset:
  Allowance for doubtful accounts
  receivable                          $ 7,088,000    $   1,174,000    $          -0-        $    504,000 (B)     $  7,758,000
                                      ===========    =============    ==============        ============         ============
Accumulated amortization of excess
  of investment over net assets of
  subsidiaries acquired               $43,242,000    $  20,699,000    $          -0-       $         -0-         $ 63,941,000
                                      ===========    =============    ==============        ============         ============


1993:
Reserve deducted from asset:
  Allowance for doubtful accounts
  receivable                          $ 4,317,000    $   2,833,000    $    2,005,000 (A)    $  2,067,000 (B)     $  7,088,000
                                      ===========    =============    ==============        ============         ============
Accumulated amortization of excess
  of investment over net assets of
  subsidiaries acquired               $25,272,000    $  17,970,000    $          -0-       $         -0-         $ 43,242,000
                                      ===========    =============    ==============        ============         ============

1992:
Reserve deducted from asset:
  Allowance for doubtful accounts
  receivable                          $ 4,710,000    $   9,428,000    $          -0-        $  9,821,000 (B)     $  4,317,000
                                      ===========    =============    ==============        ============         ============
Accumulated amortization of excess
  of investment over net assets of
  subsidiaries acquired               $17,624,000    $   7,648,000    $          -0-       $         -0-         $ 25,272,000
                                      ===========    =============    ==============        ============         ============


(A)  Reserve balance of Bayrol and Lowi at date of acquisition.
(B) Uncollectible accounts receivable written off, net of recoveries and foreign currency translation.