Form 10-Q
period 1995-03-31
GREAT LAKES CHEMICAL CORP
filed 1995-05-12
CIK 43362

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended March 31, 1995
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

                               _________________


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


                                  Yes    X
                                      ------
                                  No
                                      ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


One Class - 66,197,129                               Shares as of March 31, 1995

Part 1 - Financial Statements

               GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                   March 31            December 31
                                                     1995                  1994
                                                  ----------           -----------
                                                       (thousands of dollars)
Assets

Current Assets
  Cash and cash equivalents                       $  204,088           $  144,666
  Accounts receivable, less allowance
    of $8,821 (1994 - $7,758)                        546,654              493,614

  Inventories
    Finished products                                261,078              223,822
    Raw materials                                     68,761               62,478
    Supplies                                          32,507               30,323
                                                  ----------           ----------
     Total inventories                               362,346              316,623

  Prepaid Expenses                                    21,706               24,774
                                                  ----------           ----------


  Total current assets                             1,134,794              979,677

Plant and Equipment                                1,104,318            1,038,101
  Less allowance for depreciation                  (459,965)            (432,177)
                                                  ----------           ----------
    Net plant and equipment                          644,353              605,924

Excess of Investment over Net Assets of
  Subsidiaries Acquired                              410,503              411,028

Investments in and Advances to
  Unconsolidated Affiliates                           66,195               66,479


Other Assets                                          52,949               48,357
                                                  ----------           ----------

                                                  $2,308,794           $2,111,465
                                                  ==========           ==========

               GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                                              March 31              December 31
                                                                               1995                     1994
                                                                             ----------             ----------
                                                                                   (thousands of dollars)
Liabilities and Stockholders' Equity

Current Liabilities
     Notes payable                                                           $    9,390             $    7,793
     Accounts payable                                                           200,283                184,823
     Accrued expenses                                                           109,459                101,615
     Income taxes                                                               145,034                118,203
     Dividends payable                                                            6,946                  6,730
     Current portion of long-term debt                                            7,570                  8,778
                                                                             ----------             ----------

     Total current liabilities                                                  478,682                427,942

Long-Term Debt, less Current Portion                                            277,012                143,661

Other Non-Current Liabilities                                                   131,693                126,907

Deferred Income Taxes                                                            77,363                 75,652

Minority Interest                                                                32,069                 26,355

Stockholders' Equity
     Common stock, $1 par value, authorized
         200,000,000 shares, issued
         72,068,136 shares
         (1994 - 72,024,520 shares)                                              72,068                 72,025
     Paid-in capital                                                            112,870                112,667
     Retained earnings                                                        1,473,266              1,411,890
     Cumulative translation adjustment                                          (16,365)               (25,222)
     Treasury stock at cost 5,866,700
         shares (1994 - 4,727,100 shares)                                      (329,864)              (260,412)
                                                                              ----------             ----------
     Total stockholders' equity                                               1,311,975              1,310,948
                                                                             ----------             ----------

                                                                             $2,308,794             $2,111,465
                                                                             ==========             ==========

               GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


                                                                                            Three Months Ended
                                                                                                 March 31
                                                                                     --------------------------------
                                                                                        1995                 1994
                                                                                     -----------          -----------
                                                                                           (thousands of dollars
                                                                                           except per share data)
Net sales                                                                            $   569,035          $   448,676

Operating Expenses
    Cost of products sold                                                                385,389              288,605
    Selling, administrative and
      research expenses                                                                   71,316               56,051
                                                                                     -----------          -----------
                                                                                         456,705              344,656
                                                                                     -----------          -----------
Income from Operations                                                                   112,330              104,020

Equity in Earnings of
    Affiliates and Other Income                                                            6,565               11,062

Interest and Other Expenses                                                                9,702               10,417

Minority Interest in Income
    of Subsidiaries                                                                        7,966                7,981
                                                                                     -----------          -----------

Income Before Taxes                                                                      101,227               96,684

Income Taxes                                                                              32,900               29,800
                                                                                     -----------          -----------

Net Income                                                                           $    68,327          $    66,884
                                                                                     ===========          ===========

Net Income per Share                                                                 $      1.02          $      0.94
                                                                                     ===========          ===========

Dividends Declared per Share                                                         $     0.105          $     0.095
                                                                                     ===========          ===========

Average Shares Outstanding                                                            66,760,016           71,308,272

               GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Three Months Ended
                                                                                            March 31
                                                                                  ----------------------------
                                                                                    1995                1994
                                                                                  ---------           --------
                                                                                      (thousands of dollars)
OPERATING ACTIVITIES
    Net Income                                                                    $  68,327           $ 66,884
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
        Depreciation and amortization                                                27,595             22,968
        Unremitted earnings of affiliates                                               341             (2,265)
        Changes in deferred items and other                                           3,458              2,271
                                                                                  ---------           --------
    Cash provided by operations
      excluding changes in working capital                                           99,721             89,858
    Changes in working capital other than
      debt, net of effects from business
      combinations                                                                  (47,905)           (32,503)
                                                                                  ---------           --------
Net Cash Provided by Operating Activities                                            51,816             57,355

INVESTING ACTIVITIES
    Plant and equipment additions                                                   (50,364)           (24,169)
    Business combinations, net of cash
      acquired                                                                       (2,766)           (16,667)
    Other                                                                            (4,816)            12,907
                                                                                  ---------           --------
Net Cash Used in Investing Activities                                               (57,946)           (27,929)

FINANCING ACTIVITIES
    Net repayment and borrowings under
      short-term credit lines                                                         1,808              5,775
    Proceeds from long-term borrowings                                                  (81)               443
    Net increase (decrease) in commercial
      paper and other long-term obligations                                         131,783             35,119
    Net increase (decrease) in other
      non-current liabilities                                                         3,020               (356)
    Minority Interest                                                                 1,714              2,043
    Repurchase of common stock                                                      (69,452)                --
    Cash dividends declared                                                          (6,945)            (6,777)
                                                                                  ---------           --------

Net Cash Provided by Financing Activities                                            61,847             36,247

Effect of Exchange Rate Changes on Cash
    and Cash Equivalents                                                              3,705             (1,181)
                                                                                  ---------           --------

Increase in Cash and Cash Equivalents                                                59,422             64,492

Cash and Cash Equivalents at
    Beginning of Year                                                               144,666            179,957
                                                                                  ---------           --------
Cash and Cash Equivalents at End of
    Period                                                                        $ 204,088          $ 244,449
                                                                                  =========          =========

                 MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION
                   FOR THE THREE MONTHS ENDED MARCH 31, 1994


RESULTS OF OPERATIONS

Net sales for the quarter were $569 million, an increase of $120 million, or 27 percent, over 1994 sales of $449 million. Sales by business unit are set forth in the following table (in millions):


                                                   1995                      1994
                                                   ----                      ----                Percent
                                                 $           %             $          %          Increase
                                               -----        ---          -----       ---         --------
    Flame Retardants                            74.0         13           62.0        14             19
    Intermediates and
       Fine Chemicals                           70.0         12           63.0        14             11
    Petroleum Additives                        153.0         27          134.0        30             14
    Polymer Stabilizers                         59.0         10           26.0         6            127
    Specialized Services                       118.0         21           72.0        16             64
    Water Treatment                             95.0         17           92.0        20              3
                                               -----        ---          -----       ---            ---
                                               569.0        100          449.0       100             27
                                               =====        ===          =====       ===            ===

On an overall basis, factors contributing to the increase in sales include (in millions);

                     Selling Prices                                       $ 22
                     Volume                                                 39
                     Acquisitions                                           48
                     Foreign Exchange                                       11
                                                                          ----
                                                                          $120
                                                                          ====

Flame Retardants volume remains strong in domestic and Pacific Rim markets. Additional capacity brought on during the latter part of 1994 is being well utilized. Volume gains accounted for about 70 percent of the business units improved sales. The continued strength of demand allowed for selected price increases, the first in several years.

Intermediate and Fine Chemicals sales increased about 11 percent over 1994. Volume improvements were registered in all key products, except agricultural chemicals, which is limited by regulatory constraints on methyl bromide. Pricing improved in all key areas over the prior-year period.

Petroleum Additives sales increased $19 million over the year-ago period, reflecting the September 1994 acquisition of the Du Pont business. Price increases, which averaged 14 percent for retail sales and 4 percent for wholesale business, offset volume declines. Retail tonnage declined almost 17 percent compared to the prior-year quarter. Delivery delays, related to shipping schedules, resulted in the rate of change in volume being more than the expected 7-10 percent. Wholesale volumes almost doubled reflecting the Company supplying Ethyl Corporation's requirements.

Polymer Stabilizers sales, benefiting from the April 1994 acquisition of EniChem polymer additives and associated specialty chemical business, more than doubled. Volumes improved for all key products in the business unit.

Specialized Services and Manufacturing sales improved $46 million over the prior year. While much of this improvement stems from our Eastern European chemical trading company, Chemol, the oil field services and environmental remediation business showed significant strength.

Water Treatment sales increased 3 percent over the prior year with acquisitions accounting for most of the improvement. Mass merchant buying patterns resulted in a small volume decline.

Gross Profits increased $24 million over the year-ago period amounting to $184 million for the quarter. As a percentage of sales, gross profits declined 3.4 percentage points, reflecting an expansion of sales in lower margin businesses and a compression of petroleum additives margins. The drop-off in petroleum additives margins results from (1) a shift in product mix from retail to wholesale, wholesale represented 30 percent of antiknock compound volume in the 1995 first quarter compared to 15 percent in the prior year; (2) higher manufacturing and raw materials costs, particularly lead and ethylene; and (3) a temporary shift in product sourcing between the U.K. plant and the higher-cost Continental plants due to logistical and plant maintenance considerations.

Selling, Administrative and Research expenses increased $15 million, amounting to $71 million for the quarter; however, as a percentage of sales, they remained comparable to the prior period. Half of the increase in SAR expense is due to higher spending in support of business expansion. The balance is essentially divided equally between acquisitions and the negative effects of foreign currency exchange rates.

Operating Income improved 8 percent, or $8 million, over the prior year. Selling price increases of $22 million more than offset the effect of volume declines and higher costs; acquisitions contributed about $5 million and foreign currency translation had a small positive effect.

Equity in Earnings of Affiliates and Other Income in the 1994 quarter benefited from the settlement of a gas contract dispute, a gain on the disposition of Purex Pool Products and other non-recurring items aggregating about $4 million.

Interest and Other Expenses amounted to $10 million for the quarter which is essentially unchanged from the prior year. Higher interest expense in the 1995 period, due to increased borrowings and interest rates, were offset by a lower level of other expenses.

The 1.7 percentage point increase in the effective tax rate for 1995 results from a reduction in the reversal of prior-year tax provisions and a shift in mix of income from lower to higher tax rate jurisdictions.

FINANCIAL CONDITION

Cash provided from operations in the quarter amounted to $52 million, about $6 million less than the prior-year period. Increased working capital requirements relating to recent acquisitions and expansion of the business caused the decrease.

Plant and equipment additions amounted to $50 million which is approximately twice the spending of the prior year. Spending is focused on capacity expansions including the production of elemental bromine. Capital spending for the full year is expected to be in the $190 million range.

During the quarter, the Company repurchased approximately 1.1 million shares of common stock at a cost of $69 million. As of March 31, 1995, the Company is authorized to repurchase an additional 1.3 million shares and it is management's intention to do so as market conditions warrant.

Borrowings amounted to $132 million and were used to fund share repurchases and fund other investments.

A cash dividend of $0.105 per share was declared during the quarter and paid on May 2, 1995 for a total of $7 million.

OTHER MATTERS

On March 17, 1955, the Company exchanged all its remaining 17% common stock holdings in Huntsman Chemical Corporation for 58,700 shares of series A preferred stock with an annual dividend rate of 14 percent. The total face value of the preferred stock is $58.7 million.

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

For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

NOTE B - Income Taxes

The provision for income taxes at the effective tax rates reconciles with the statutory U.S. Federal tax rate as follows;

                                                             Three Months Ended
                                                                  March 31
                                                             ------------------
                                                          1995              1994
                                                          ----              ----
Statutory U.S. Federal tax rate                            35.0%            35.0%
Decrease in taxes relating to
  various minor items                                      (2.5)            (4.2)
                                                           ----             ----
                                                           32.5%            30.8%
                                                           ====             ====

Item 4.    Submission of Matters to a Vote of Security Holder

At the Company's annual shareholder meeting held on May 4, 1995, four items were submitted to a vote of the security holders. These matters are more fully described in the Company's proxy statement dated March 28, 1995. As set forth below, the first three items were approved and the fourth was defeated.

1.   To elect three directors to serve until the 1998 Annual Meeting;

               Director                            For                  Withheld
               --------                            ---                  --------
               William H. Congleton             58,035,152              136,507
               John S. Day                      58,006,792              164,867
               Louis E. Lataif                  58,030,037              141,622



2. To approve certain amendments to the company's 1993 Employee Stock Compensation Plan, and to approve the amended 1993 Employee Stock Compensation Plan in its entirety;

              For                              Against                 Abstain
              ---                              -------                 -------
              57,041,580                       900,293                 229,786


3. To approve an amendment to the company's 1984 Employee Stock Option Plan, and to approve the amended 1984 Employee Stock Option Plan in its entirety;

              For                              Against                 Abstain
              ---                              -------                 -------
              56,477,766                       1,433,387               260,506


4. To act upon one stockholder proposal which is set forth in the attached proxy.

              For                              Against                 Abstain              Broker Non-vote
              ---                              -------                 -------              ---------------
              3,270,243                        44,514,677              4,400,545            5,986,194


Part II.   Other Financial Information

Item 5.    Other Information

The following benefit plans of the company are filed as an attachment to this report:

1.       Deferred Compensation Plan

2.       Supplemental Executive Long Term Disability Benefit Plan

3.       Directors Retirement Plan

4.       Supplemental Retirement Plan

5.       Supplemental Savings Plan

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


Date May 10, 1995                         By /s/ Robert T. Jeffares
    -------------------                     ----------------------------------
                                               Robert T. Jeffares
                                               Executive Vice President and
                                               Chief Financial Officer


Date May 10, 1995                         By /s/ Robert J. Smith
    -------------------                     ----------------------------------
                                               Robert J. Smith, Controller

                                                                    Attachment 1


                        GREAT LAKES CHEMICAL CORPORATION
                           DEFERRED COMPENSATION PLAN


 1.             PURPOSE

                The purpose of the Great Lakes Chemical Corporation Deferred Compensation Plan (the "Plan") is to provide an opportunity for certain employees of Great Lakes Chemical Corporation (the "Company"), to elect to defer all or part of the compensation payable by the Company on account of service rendered in the employ of the Company ("Compensation"). The Plan is intended as a means of maximizing the effectiveness and flexibility of compensation arrangements, and as an aid in attracting and retaining individuals of outstanding abilities for employment as Executives with the Company.


 2.             EFFECTIVE DATE

                The Plan shall be effective with respect to Compensation paid for services performed after March 1, 1994.

                Certain employees have previously deferred Compensation that was payable for services rendered prior to the adoption of the Plan. With respect to such Deferred Compensation, the Plan memorializes the understanding between the Company and the Participant.

 3.             PLAN ADMINISTRATION

                The Plan will be administered by The Compensation Committee of the Board of Directors of the Company (the "Committee"). Full power to implement, interpret and construe the provisions of the Plan shall, except as otherwise provided in the Plan, be vested in the Committee, which may adopt, alter, amend, or revoke rules for such purpose. The expense of administering the Plan shall be borne by the Company and shall not be charged against amounts payable hereunder.

 4.             ELIGIBILITY

                Any officer or key employee of the Company to whom participation herein is offered by the Committee (each such individual hereinafter referred to as an "Executive") is eligible to participate in the Plan. Any such Executive shall be a Plan Participant as of the effective date of his or her first election to defer Compensation in accordance with Section 5 hereof, and his or her status as a Participant shall continue until the date of the last payment pursuant to Section 7 hereof.

 5.             ELECTION TO DEFER

                (a) In General. Each Executive as of the effective date hereof, and each Executive first employed thereafter shall be entitled to make an irrevocable election to defer receipt of such amount of Compensation otherwise payable to him or her after the date of such election. Such election shall continue in effect for the period set forth therein until the Executive delivers to the Committee a written revocation or modification of such election with respect to the Compensation that relates to services to the performed and are payable thereafter. Compensation with respect to which a deferral election has been made (and shall not have been revoked) shall be referred to hereinafter as "Deferred Compensation."

                (b) Manner of Election. Elections to defer receipt of Compensation shall be made only at such times and only with respect to such amounts of Compensation as the Committee shall in its sole discretion determine. Elections shall be made in accordance with such rules and procedures on such form(s) as the Committee may prescribe, provided that each such election to defer shall set forth the amount to be deferred, expressed either as a stated dollar amount or as a percentage of Compensation to be payable. Separate elections may be made with respect to base pay and to the annual bonus. Elections to defer Compensation shall be made prior to the date any such Compensation is due to be paid in accordance with the procedures adopted by the Committee.

                (c) Designation of Beneficiary. Participants shall designate in writing, in accordance with such rules and procedures as the Committee may prescribe, the beneficiary or beneficiaries who are to receive the Participant's Deferred Compensation Account in the event of the Participant's death.

 6.             RECORDS AND CREDITING OF DEFERRED AMOUNTS

                (a) In General. The Company shall credit to a memorandum account for the benefit of the Participant (his or her "Deferred Compensation Account") the amount of any Deferred Compensation as of the date such Compensation would otherwise have been payable to the Participant.

                (b) Valuation of Account. Each Participant's Deferred Compensation Account shall be valued each December 31; it shall be increased by any Deferred Compensation credited to the account, decreased by any distribution made to the Participant from the account and credited with earnings in accordance with procedures and at a rate adopted from time to time by the Committee.

                (c) Unsecured Obligations. The obligation of the Company to make payments of amounts credited to the Participant's Deferred Compensation Account shall be a general obligation of the Company, and such payments shall be made from general assets and property of the Company. The Participant's relationship to the Company under the Plan shall be only that of a general unsecured creditor and neither this Plan nor any agreement entered into hereunder or action taken pursuant hereto shall create or be construed to create a trust or fiduciary relationship of any kind.

 7.             PAYMENT OF DEFERRED COMPENSATION ACCOUNT

                (a) In General. No withdrawal or payment shall be made from the Participant's Deferred Compensation Account except as provided in this
Section 7.

                (b) Payment Event. The value of a Participant's Deferred Compensation Account shall be payable under two alternative options, at the election of the participant, made prior to the time the participant's deferred compensation is payable as follows:

                [OPTION ONE: in cash as a single sum payment as soon as practicable following January 1 of the calendar year following the calendar year in which the Participant separated from service, or in the case of a Participant who is or was a covered employee within the meaning of Section 162(m) (3) of the Internal Revenue Code as of the later of the date described above or as soon as practicable following January 1 after such Participant is no longer characterized as a covered employee.]

                [OPTION TWO: in substantial equal installments over 10 years, provided, however, that the Committee in its sole and absolute discretion may elect at any time after a Participant separates from service to distribute the remaining balance in the Participant's Deferred Compensation Account in a single sum in full settlement, payments shall be payable annually and shall commence as soon as practicable following January 1 of the calendar year following the calendar year in which the Participant separated from service, or in the case of a Participant who is or was a covered employee within the meaning of Section 162 (m) (3) of the Internal Revenue Code as of the later of the date described above or as soon as practicable following the January 1 after such Participant is no longer characterized as a covered employee.]

                (c) Acceleration for Hardship. The Committee in its sole discretion may accelerate payments of amounts credited to a Participant's Deferred Compensation Account if requested to do so and if the requirements of this paragraph (c) are met. Such acceleration may occur only in the event of unforeseeable financial emergency or severe hardship from one or more recent events beyond the control of the Participant and is limited to the amount deemed reasonably necessary to satisfy the emergency or hardship.

                (d) Death of Participant. In the event that a Participant shall die at any time prior to distribution of his or her Deferred Compensation Account, the unpaid balance of the Participant's Deferred Compensation Account shall be paid as provided in the Participant's deferral election to the Participant's designated beneficiary or beneficiaries.

 8.             EFFECT OF TRANSFER

                In the event that all or substantially all of the assets of the Company shall be transferred to another entity by way of a sale, merger, consolidation or other means, the entire unpaid balance of each Deferred Compensation Account then maintained by the Company shall be paid in a lump sum to the Participant as of the effective date thereof.

 9.             NON-ASSIGNABILITY

                No right to receive payments under the provisions of this Plan shall be transferrable or assignable by a Participant, except by will or by the laws of descent and distribution.

10.             BINDING PROVISIONS

                All of the provisions of this Plan shall be binding upon all persons who shall be entitled to any benefits hereunder and their heirs and personal representatives. The Plan shall be binding upon and inure to the benefit of the Company, its successors and assigns and the Participant and his heirs, executors, administrators and legal representatives.

11.             INCAPACITY

                If the Committee shall find that any person to whom any payment is payable under the plan is unable to care for his affairs because of illness or accident, or is a minor, any payment due (unless a prior claim therefor shall have been made by a duly appointed guardian, committee or other legal representative) may be paid to the spouse, a child, a parent, or a brother or sister, or to any person deemed by the Committee to have incurred expense for such person otherwise entitled to payment, in such manner and proportions as the Committee may determine. Any such payment shall be a complete discharge of the liabilities of the Company under the plan.

12.             CONTINUED EMPLOYMENT

                Nothing contained herein shall be construed as conferring upon the Participant the right to continue in the employ of the Company as an executive or in any other capacity.

13.             BENEFITS

                Under this Plan shall not be deemed salary or other compensation to the Participant for the purpose of computing benefits to which he may be entitled under any pension plan or other arrangement of the Company for the benefit of its Participants.

14.             COMMITTEE

                The Committee shall have full power and authority to interpret, construe and administer the Plan and the Committee's interpretations and construction thereof, and actions thereunder, including any valuation of the Deferred Compensation Account, or the amount or recipient of the payment to be made therefrom, shall be binding and conclusive on all persons for all purposes. No member of the Committee shall be liable to any person for any action taken or omitted in connection with the interpretation and administration of the Plan unless attributable to his own willful misconduct or lack of good faith.

15.             CONTROLLING LAW

                The Plan shall be construed in accordance with and governed by the law of the State of Indiana.

                IN WITNESS WHEREOF, the Company has caused this Plan to be executed by its duly authorized officers as of the date first above written.




                           By: /s/  Robert T. Jeffares, Office of the President
                              -------------------------------------------------
                               March 2, 1994





/s/  Richard R. Ferguson
- --------------------------
Secretary

                        GREAT LAKES CHEMICAL CORPORATION

                           DEFERRED COMPENSATION PLAN

                               DEFERRAL ELECTION

TO: The Compensation Committee of the Board of Directors of the Great Lakes Chemical Corporation

                In accordance with the provisions of the Deferred Compensation Plan, I hereby elect to defer Compensation in the amount of $________ earned by me for my services as an employee of the Company payable after the date hereof with respect to services performed hereafter.

                The Compensation deferred is to be paid to me in accordance with the Plan.

                In accordance with the provisions of the Deferred Compensation Plan I hereby designate the following beneficiary to receive the balance of my Deferred Compensation Account in the event of my death:

________________________________________________________________________________
                                     (Name)


________________________________________________________________________________
                                   (Address)

                I hereby acknowledge that I have received a copy of the Plan, that I have read the same and am familiar with its terms, and that I hereby agree to be bound by the terms of the Plan, including any amendments thereof, and recognize that the foregoing election is irrevocable and may not be altered by me other than with respect to Compensation payable after the date of the modification or termination for services performed after such modification or termination.

__________________________________________       _______________________________
Signature of Executive                           Date

                                ACKNOWLEDGEMENT

The Compensation Committee of the Board of Directors of the Great Lakes
Chemical Corporation
By:_______________________________________       _______________________________
                                                 Date
By:_______________________________________       _______________________________
                                                 Date
By:_______________________________________       _______________________________
                                                 Date
By:_______________________________________       _______________________________
                                                 Date

                        GREAT LAKES CHEMICAL CORPORATION
                           DEFERRED COMPENSATION PLAN
                               DEFERRAL ELECTION

TO: The Compensation Committee of the Board of Directors of the Great Lakes Chemical Corporation

                In accordance with the provisions of the Deferred Compensation Plan, I hereby elect to defer Compensation as described below:

                [Please complete either (i) or (ii), and (iii) if you desire to defer a portion of your annual bonus]

                  (i)    ________% of my base Compensation

                 (ii) $_______ of each base Compensation payment otherwise due me

                (iii)    $_______ of my bonus

                Such elections relate to Compensation due me for service as an Employee of the Company that is payable after the date hereof. Such election shall remain in effect from year to year until revoked by me. The amount deferred will be paid to me in accordance with the provisions of the Plan.

                In accordance with the provisions of the Deferred Compensation Plan I hereby designate the following beneficiary to receive the balance of my Deferred Compensation Account in the event of my death:

________________________________________________________________________________
                                     (Name)
________________________________________________________________________________
                                   (Address)

                I hereby acknowledge that I have received a copy of the Plan, that I have read the same and am familiar with its terms, and that I hereby agree to be bound by the terms of the Plan, including any amendments thereof, and recognize that the foregoing election is irrevocable and may not be altered by me other than with respect to Compensation payable after the date of modification or termination for services performed after such modification or termination.

______________________________________   _______________________________________
Signature of Executive                   Date

                                ACKNOWLEDGEMENT

The Compensation Committee of the Board of Directors of the Great Lakes
Chemical Corporation
By:___________________________________   Date:__________________________________
By:___________________________________   Date:__________________________________
By:___________________________________   Date:__________________________________
By:___________________________________   Date:__________________________________

                                                                    Attachment 2


            SUPPLEMENTAL EXECUTIVE LONG TERM DISABILITY BENEFIT PLAN
                      OF GREAT LAKES CHEMICAL CORPORATION


         WHEREAS, the Board of Directors of Great Lakes Chemical Corporation (the "Company") has previously approved the establishment of the Great Lakes Chemical Corporation Funded Benefit Plan (the "Funded Plan") that provides long term disability benefits (LTD benefits of the Funded Plan) for eligible employees of the Company, including the senior executives of the Company; and

         WHEREAS, the Funded Plan is funded through a voluntary employees' beneficiary association (VEBA) that operates in accordance with applicable federal law and which must comply with the recent changes in the law that limit the compensation that may be considered under such Funded Plan to $150,000; and

         WHEREAS, the Funded Plan LTD benefits are determined as a percentage of basic monthly earnings and that the application of the $150,000 annual compensation limit prohibits the senior executives of the Company from receiving the full LTD benefits originally intended; and

         WHEREAS, the Board of Directors has approved the establishment of a Supplemental Executive Long Term Disability Benefit Plan (the "Plan") that will restore for named senior executives of the Company most of the LTD benefits
that are lost as a result of the compensation limit.   Such Supplemental
Executive Long Term Disability Benefit Plan of Great Lakes Chemical Corporation shall be effective January 1, 1995 and is set forth below.

         I.      Eligibility

                 Those employees of the Company or one of its Affiliates with base pay in any calendar year in excess of $150,000 (or such higher amount determined by the Secretary of Treasury) and who have been named by the Board of Directors of the Company as a participant in the Plan. A person who is named by the Board of Directors as a participant shall have his name entered on Appendix A as of the date as of which he became a participant.

         II.     Benefits

                 (a) The monthly benefit provided by the Plan, if any, shall equal the percentage, either 50% or 60% of basic monthly earnings as defined in the LTD benefit of the Funded Plan, as elected by the participant on a form to be furnished to the Director, Human Resources, of the Company of the participant's basic monthly earnings in excess of $150,000, or such higher amount as determined by the Secretary of the Treasury under Section 505(b) of the Internal Revenue Code.

                 (b) The benefit described in II(a) above, shall be determined in accordance with the provisions of the LTD benefit of the Funded Plan, and except as provided herein, all such terms, conditions and definitions of the LTD benefit of the Funded Plan shall control for purposes of the Plan including, but not limited to, when benefits are payable, exclusions, claims information, when coverage starts and stops and definitions.

                 (c) The benefit shall be provided by the Company at no cost to the participant; all Plan benefits shall be paid from the
         general assets of the Company.   The Plan is not funded.  The Company
         may at its discretion supplement the benefit described above by an additional payment designed to pay the income tax liability of the participant for the benefit provided by the Plan.

         III.    Amendment and Administration

                 (a) The Company intends the Plan to be permanent, but reserves the right at any time to modify, amend, or terminate the Plan, provided that the Company shall not cancel, reduce, or otherwise adversely affect the amount of benefits of any participant accrued as of the date of any such modification, amendment, or termination, without the consent of the participant.

                 (b) The Plan shall be administered by the Board of Directors of the Company, which shall be authorized to interpret the Plan, to adopt rules and practices concerning the administration of the Plan, to resolve questions concerning the eligibility for the amount of the benefit, and to delegate all or any portion of its authority hereunder to a committee of the Board of Directors or to designated officers or employees of the Company.

                 (c) The Company may deduct from the amount to be distributed such amount as the Company, in its sole discretion, deems proper for the payment of income, employment or other taxes with respect to benefits under the Plan.

                 (d) The expenses of administering the Plan shall be paid by the Company.

         IV.     Miscellaneous

                 (a) Benefits payable under this Plan shall not be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, charge, garnishment, execution, or levy of any kind, either voluntary or involuntary, including any such liability which is for alimony or other payments for the support of a spouse or former spouse, or for any other relative of a participant prior to actually being received by the person entitled to the benefit under the terms of the Plan, and any attempt to anticipate, alienate, sell, transfer, assign, pledge, encumber, charge, or otherwise dispose of any right to benefits payable hereunder shall be void. The Company shall not in any manner be liable for, or subject to, the debts, contracts, liabilities, engagements, or torts of any person entitled to benefits hereunder. If any person shall attempt to, or shall alienate, sell, transfer, assign, pledge, or otherwise encumber his benefits under this Plan, or if by any reason of his bankruptcy or other event happening at any time, such benefit would devolve upon any other person or would not be enjoyed by the person entitled thereto under the

         Plan, the Board of Directors of the Company, in its discretion, may terminate the interest in any such benefits of the person entitled thereof under the Plan and hold or apply them to or for the benefit of such person entitled thereto under the Plan or his spouse, children, or other dependents, or any of them, in such manner as the Board of Directors of the Company may deem proper.

                 (b) Nothing contained herein shall be construed to constitute a contract of employment between a participant and the Company.

                 (c) The headings are included solely for convenience of reference, and if there is any conflict between such headings and the text of this Plan, the text shall control.

                 (d) If any provision of this Plan shall be held invalid or unenforceable, such invalidity or unenforceability shall not affect any other provisions hereof and the Plan shall be construed and enforced as if such provisions, to the extent invalid or unenforceable, had not been included.

                 (e) The Plan shall be construed and enforced according to the laws of Indiana other than its laws respecting choice of law.


         IN WITNESS WHEREOF, the Company has executed this Plan this 10th day of
October   , 1994 to be effective January 1, 1995.


                                       GREAT LAKES CHEMICAL CORPORATION



                                       By: /s/  Robert T. Jeffares
                                           -------------------------------------

Attest:


/s/  Steve Mead
- -----------------------------------

            SUPPLEMENTAL EXECUTIVE LONG TERM DISABILITY BENEFIT PLAN
                    OF THE GREAT LAKES CHEMICAL CORPORATION


                                   APPENDIX A





         Participant                                                Date of Participation
         -----------                                                ---------------------
         Emerson Kampen                                             January, 1995

         John Little                                                January, 1995

         Robert Jeffares                                            January, 1995

         David Hall                                                 January, 1995

         Robert McDonald                                            January, 1995

         Robert Hollier                                             January, 1995



         Additional persons who are not named executives are participants in the Plan.

                                                                    Attachment 3





                        GREAT LAKES CHEMICAL CORPORATION

                           DIRECTORS RETIREMENT PLAN

                          (EFFECTIVE JANUARY 1, 1993)

                        GREAT LAKES CHEMICAL CORPORATION
                           DIRECTORS RETIREMENT PLAN
                          (EFFECTIVE JANUARY 1, 1993)


                               Table of Contents

ARTICLE I
Establishment                                                                  1
         1.1   Establishment and Purpose                                       1
         1.2   Applicability                                                   1


ARTICLE II
Participation                                                                  2
         2.1   Eligibility and Participation                                   2
         2.2   Duration                                                        2


ARTICLE III
Benefit; Payment                                                               3
         3.1   Accrued Benefit                                                 3
         3.2   Time and Method of Payment                                      3

ARTICLE IV
Funding                                                                        4
         4.1   Funding                                                         4


ARTICLE V
Amendment, Administration                                                      5
         5.1   Amendment and Termination                                       5
         5.2   Administration                                                  5
         5.3   Deduction of Taxes from Amounts Payable                         5
         5.4   Indemnification                                                 5
         5.5   Expenses                                                        5

ARTICLE VI
Miscellaneous                                                                  6
         6.1   Interests not Transferable                                      6
         6.2   Contract of Employment                                          6
         6.3   Headings                                                        6
         6.4   Invalidity                                                      6
         6.5   Law Governing                                                   6

                        GREAT LAKES CHEMICAL CORPORATION
                           DIRECTORS RETIREMENT PLAN
                          (EFFECTIVE JANUARY 1, 1993)


                                   ARTICLE I
                                 ESTABLISHMENT


1.1 Establishment and Purpose. Great Lakes Chemical Corporation (the "Company") hereby restates the Great Lakes Chemical Corporation Directors Retirement Plan (the "Plan"), effective January 1, 1993 (the "Effective Date"). The purpose of the Plan is to provide former non-employee members of the Board of Directors (the "Board") of the Company with a pension benefit in recognition of their service to the Company.

1.2 Applicability. The provisions of the Plan shall apply only to a non-employee Director who terminates his directorship on or after the Effective Date.

                                   ARTICLE II
                                 PARTICIPATION



2.1 Eligibility and Participation. Each non-employee Director shall be eligible for a benefit after completing five (5) years of service as a member of the Board.

         A Director shall be credited with one year of service for eligibility or benefit calculation purposes for each calendar year during which the Director was a member of the Board for six or more calendar months.

2.2 Duration. Any Director who became a Participant shall continue to be a Participant as long as he is entitled to benefits hereunder.

                                  ARTICLE III
                                BENEFIT; PAYMENT



3.1 Accrued Benefit. An eligible Director shall be entitled to an annual benefit, payable for his lifetime only, equal to the percentage (%) determined below of the Annual Retainer paid to the Director for his last completed calendar year of service as a Director. No benefit shall be payable under the Plan upon the death of a Director or former Director.

                Annual Benefit                  Years
             % of Director's Fees            of Service
             --------------------            ----------
                       0%                    Less than 5
                      50%                        5
                      60%                        6
                      70%                        7
                      80%                        8
                      90%                        9
                     100%                    10 or more

         The Annual Retainer is the annual retainer paid by the Corporation for Board membership; it does not include meeting fees, fees paid for membership on board committees, special retainers, fees paid for attending meetings of the Board or of its committees, expense reimbursement or per diem.

         The Annual Benefit shall be equal to the Annual Retainer in effect immediately prior to the Director's retirement date.

3.2 Time and Method of Payment. The Accrued Benefit shall commence to be paid annually (or more frequently at the election of the Company), upon the first day of the month following the later of the former Director's attainment of age 70 or the last day the Director is a member of the Board.

                                   ARTICLE IV
                                    FUNDING


4.1 Funding. All benefits under this Plan shall be paid directly from the general funds of the Company, and no special or separate fund shall be established and no other segregation of assets shall be made to assure payment. No Director shall have a right, title or interest whatever in or to any investments which the Company may make to aid the Company in meeting its obligation hereunder. Nothing contained in this Plan, and no action taken pursuant to its provisions, shall create or be construed to create a trust of any kind, or a fiduciary relationship, between the Company and a Director. To the extent that any person acquires a right to receive payments from the Company hereunder, such rights shall be no greater than the right of an unsecured creditor of the Company.

                                   ARTICLE V
                           AMENDMENT, ADMINISTRATION



5.1 Amendment and Termination. The Company intends the Plan to be permanent, but reserves the right at any time to modify, amend, or terminate the Plan, provided that the Company shall not cancel, reduce, or otherwise adversely affect the amount of benefits of any Participant accrued as of the date of any such modification, amendment, or termination, without the consent of the Participant.

5.2 Administration. The Plan shall be administered by the Executive Committee of the Board of Directors of the Company, which shall be authorized to interpret the Plan, to adopt rules and practices concerning the administration of the Plan, to resolve questions concerning the eligibility for the amount of the Accrued Benefit, and to delegate all or any portion of its authority hereunder to designated officers or employees of the Company. A Director shall not have the power to take part in any discriminatory decision or action affecting his own interest as a Participant unless such decision or action is upon a matter which affects all other Participants similarly situated and confers no special right, privilege or benefit not simultaneously conferred upon all other such Participants.

5.3 Deduction of Taxes from Amounts Payable. The Company may deduct from the amount to be distributed such amount as the Company, in its sole discretion, deems proper for the payment of income, employment, death, succession, inheritance, or other taxes with respect to benefits under the Plan.

5.4 Indemnification. The Company shall indemnify and hold harmless each employee, officer, or director of the Company to whom is delegated duties, responsibilities, and authority with respect to the Plan against all claims, liabilities, fines and penalties, and all expenses reasonably incurred by or imposed upon him (including but not limited to reasonable attorney fees) which arise as a result of his actions or failure to act in connection with the operation and administration of the Plan to the extent lawfully allowable and to the extent that such claim, liability, fine, penalty, or expense is not paid for by liability insurance purchased or paid for by the Company. Notwithstanding the foregoing, the Company shall not indemnify any person for any such amount incurred through any settlement or compromise of any action unless the Company consents in writing to such settlement or compromise.

5.5 Expenses. The expenses of administering the Plan shall be paid by the Company.

                                   ARTICLE VI
                                 MISCELLANEOUS



6.1 Interests not Transferable. Benefits payable under this Plan shall not be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, charge, garnishment, execution, or levy of any kind, either voluntary or involuntary, including any such liability which is for alimony or other payments for the support of a spouse or former spouse, or for any other relative of a Participant prior to actually being received by the person entitled to the benefit under the terms of the Plan, and any attempt to anticipate, alienate, sell, transfer, assign, pledge, encumber, charge, or otherwise dispose of any right to benefits payable hereunder shall be void. The Company shall not in any manner be liable for, or subject to, the debts, contracts, liabilities, engagements, or torts of any person entitled to benefits hereunder.
         If any person shall attempt to, or shall alienate, sell, transfer, assign, pledge, or otherwise encumber his benefits under this Plan, or if by any reason of his bankruptcy or other event happening at any time, such benefit would devolve upon any other person or would not be enjoyed by the person entitled hereto under the Plan, the Executive Committee of the Board, in its discretion, may terminate the interest in any such benefits of the person entitled thereof under the Plan and hold or apply them to or for the benefit of such person entitled thereto under the Plan in such manner as the Board may deem proper.

6.2 Contract of Employment. Nothing contained herein shall be construed to constitute a contract of employment between a Participant and the Company or to confer any right of a Director to remain on the Board.

6.3 Headings. The headings of Articles and Sections are included solely for convenience of reference, and if there is any conflict between such headings and the text of this Plan, the text shall control.

6.4 Invalidity. If any provision of this Plan shall be held invalid or unenforceable, such invalidity or unenforceability shall not affect any other provisions hereof and the Plan shall be construed and enforced as if such provisions, to the extent invalid or unenforceable, had not been included.

6.5 Law Governing. The Plan shall be construed and enforced according to the laws of Indiana other than its laws respecting choice of law.

         IN WITNESS WHEREOF, the Company has executed this Plan this 28th day of December, 1993.


                                       GREAT LAKES CHEMICAL CORPORATION



                                       By: Office of the President
                                          --------------------------------------

                                          /s/  Robert T. Jeffares
                                          --------------------------------------

                                          --------------------------------------

                                          --------------------------------------

                                                                    Attachment 4





                        GREAT LAKES CHEMICAL CORPORATION

                          SUPPLEMENTAL RETIREMENT PLAN

                      (RESTATED EFFECTIVE JANUARY 1, 1993)

                        GREAT LAKES CHEMICAL CORPORATION
                          SUPPLEMENTAL RETIREMENT PLAN
                      (RESTATED EFFECTIVE JANUARY 1, 1993)


                               Table of Contents

ARTICLE I
ESTABLISHMENT                                                                  1
         1.1   Establishment and Purpose                                       1
         1.2   Applicability                                                   1

ARTICLE II
PARTICIPATION                                                                  2
         2.1   Eligibility and Participation                                   2
         2.2   Duration                                                        2

ARTICLE III
BENEFIT; PAYMENT                                                               3
         3.1   Accrued Benefit                                                 3
         3.2   Time and Method of Payment                                      3

ARTICLE IV
FUNDING                                                                        4
         4.1   Funding                                                         4

ARTICLE V
AMENDMENT, ADMINISTRATION                                                      5
         5.1   Amendment and Termination                                       5
         5.2   Administration                                                  5
         5.3   Deduction of Taxes from Amounts Payable                         5
         5.4   Indemnification                                                 5
         5.5   Expenses                                                        5

ARTICLE VI
MISCELLANEOUS                                                                  6
         6.1   Interests not Transferable                                      6
         6.2   Contract of Employment                                          6
         6.3   Headings                                                        6
         6.4   Invalidity                                                      6
         6.5   Law Governing                                                   6


                        GREAT LAKES CHEMICAL CORPORATION
                          SUPPLEMENTAL RETIREMENT PLAN
                      (RESTATED EFFECTIVE JANUARY 1, 1993)


                                   ARTICLE I
                                 ESTABLISHMENT


1.1 Establishment and Purpose. Great Lakes Chemical Corporation (the "Company") hereby restates the Great Lakes Chemical Corporation Supplemental Retirement Plan (the "Plan"), effective January 1, 1993 (the "Restatement Date"). The Plan was established effective January 1, 1983 (the "Effective Date"). The purpose of the Plan is to provide each Participant in the Plan with the benefits the Participant would have received under the Retirement Plan for Certain Employees of Great Lakes Chemical Corporation, as amended, ("Pension Plan") except for the limitations on compensation and benefits imposed by Sections 401(a)(17) and 415 of the Internal Revenue Code of 1986, as amended, ("Code") or any successor thereto. Any entity which, with the approval of the Board of Directors of the Company, adopts the Plan and the Company shall be referred to hereinafter as "Employer." The Plan is intended to benefit a select group of management or highly compensated employees of the Employer.

1.2 Applicability. The provisions of the Plan shall apply only to a person who terminates employment with an Employer on or after the Effective Date and shall not apply to any person not in the active employment of an Employer on or after the Effective Date.

                                   ARTICLE II
                                 PARTICIPATION


2.1 Eligibility and Participation. Each person, who is both a participant in the Pension Plan and whose accrued benefit under the Pension Plan is reduced by the limitation on compensation imposed by Section 401(a)(17) of the Code or by the limitations on benefits imposed by
         Section 415 of the Code and has been named by the Board of Directors of the Company as an eligible employee by having his or her name set forth in Appendix A to the Plan, shall become a Participant in the Plan; provided that no person shall be or become a Participant hereunder prior to January 1, 1983. (Each person who becomes a Participant shall be referred to hereinafter as a "Participant.") The Board of Directors shall in its sole and absolute discretion determine those persons eligible to participate and shall take appropriate action to have Appendix A appropriately revised as necessary.

2.2 Duration. Any person who became a Participant shall continue to be a Participant as long as he is entitled to benefits hereunder.

                                  ARTICLE III
                                BENEFIT; PAYMENT


3.1      Accrued Benefit.

         (a) If at any time any benefit otherwise payable under the provisions of the Pension Plan in respect of a Participant, including any benefit payable with respect the Participant's spouse or other beneficiary entitled thereto, shall be reduced by reason of the limitations on maximum benefits under Section 415 of the Code, and/or the limitation on the amount of compensation of a Participant that may be considered under
                 Section 401(a)(17) of the Code, the Participant or his spouse or other beneficiary shall be entitled to receive a retirement benefit, subject to the terms and conditions of the Plan, equal to the excess, if any, of --

                 (1) the amount of benefit under the Pension Plan, calculated without regard to the limitations imposed by Sections 401(a)(17) and 415 of the Code and without regard to the restriction that limits the years of service that may be recognized to 35 years; over

                 (2) the amount of the benefit under the Pension Plan as limited by Sections 401(a)(17) and 415 of the Code and with regard to the restriction that limits the years of service that may be recognized to 35 years.

                 (The benefit determined under this Section 3.1 shall be referred to hereinafter as the "Accrued Benefit.")

         (b) The Accrued Benefit under the Plan shall be paid only if, and under the condition that, the benefit under the Pension Plan described in subsection 3.1(a)(2) be and is paid to the Participant, his surviving spouse, or other beneficiary; and the forfeiture, for any cause, including death, of the benefit under the Pension Plan as described in subsection 3.1(a)(2) above shall cause the forfeiture of the Accrued Benefit under the Plan.

3.2 Time and Method of Payment. The Accrued Benefit shall commence to be paid with, and continue to be paid as long as, benefit payments to such Participant or his spouse or beneficiary entitled thereto under the Pension Plan, and shall be paid in the same form and manner as benefits under the Pension Plan; provided, however, the Employer may convert the benefits payable under the Plan into any actuarial equivalent form of payment as determined by the Employer with the advice of an actuary.

                                   ARTICLE IV
                                    FUNDING


4.1 Funding. All benefits under this Plan shall be paid directly from the general funds of the Employer, and no special or separate fund shall be established and no other segregation of assets shall be made to assure payment. No Participant, spouse, or beneficiary shall have any right, title or interest whatever in or to any investments which Employer may make to aid the Employer in meeting its obligation hereunder. Nothing contained in this Plan, and no action taken pursuant to its provisions, shall create or be construed to create a trust of any kind, or a fiduciary relationship, between an Employer and any Participant, spouse, or beneficiary of a Participant. To the extent that any person acquires a right to receive payments from the Employer hereunder, such rights shall be no greater than the right of an unsecured creditor of the Employer.

                                   ARTICLE V
                           AMENDMENT, ADMINISTRATION


5.1 Amendment and Termination. The Company intends the Plan to be permanent, but reserves the right at any time to modify, amend, or terminate the Plan, provided that the Company shall not cancel, reduce, or otherwise adversely affect the amount of benefits of any Participant accrued as of the date of any such modification, amendment, or termination, without the consent of the Participant.

5.2 Administration. The Plan shall be administered by the Board of Directors of the Company, which shall be authorized to interpret the Plan, to adopt rules and practices concerning the administration of the Plan, to resolve questions concerning the eligibility for the amount of the Accrued Benefit, and to delegate all or any portion of its authority hereunder to a committee of the Board of Directors or to designated officers or employees of any Employer.

5.3 Deduction of Taxes from Amounts Payable. The Employer may deduct from the amount to be distributed such amount as the Employer, in its sole discretion, deems proper for the payment of income, employment, death, succession, inheritance, or other taxes with respect to benefits under the Plan.

5.4 Indemnification. Each Employer shall indemnify and hold harmless each employee, officer, or director of an Employer to whom is delegated duties, responsibilities, and authority with respect to the Plan against all claims, liabilities, fines and penalties, and all expenses reasonably incurred by or imposed upon him (including but not limited to reasonable attorney fees) which arise as a result of his actions or failure to act in connection with the operation and administration of the Plan to the extent lawfully allowable and to the extent that such claim, liability, fine, penalty, or expense is not paid for by liability insurance purchased or paid for by an Employer. Notwithstanding the foregoing, an Employer shall not indemnify any person for any such amount incurred through any settlement or compromise of any action unless the Employer consents in writing to such settlement or compromise.

5.5 Expenses. The expenses of administering the Plan shall be paid by the Employers.

                                   ARTICLE VI
                                 MISCELLANEOUS


6.1 Interests not Transferable. Benefits payable under this Plan shall not be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, charge, garnishment, execution, or levy of any kind, either voluntary or involuntary, including any such liability which is for alimony or other payments for the support of a spouse or former spouse, or for any other relative of a Participant prior to actually being received by the person entitled to the benefit under the terms of the Plan, and any attempt to anticipate, alienate, sell, transfer, assign, pledge, encumber, charge, or otherwise dispose of any right to benefits payable hereunder shall be void. The Employer shall not in any manner be liable for, or subject to, the debts, contracts, liabilities, engagements, or torts of any person entitled to benefits hereunder.
         If any person shall attempt to, or shall alienate, sell, transfer, assign, pledge, or otherwise encumber his benefits under this Plan, or if by any reason of his bankruptcy or other event happening at any time, such benefit would devolve upon any other person or would not be enjoyed by the person entitled thereto under the Plan, the Board of Directors of the Company, in its discretion, may terminate the interest in any such benefits of the person entitled thereof under the Plan and hold or apply them to or for the benefit of such person entitled thereto under the Plan or his spouse, children, or other dependents, or any of them, in such manner as the Board of Directors of the Company may deem proper.

6.2      Contract of Employment.   Nothing contained herein shall be construed
         to constitute a contract of employment between a Participant and an Employer.

6.3 Headings. The headings of Articles and Sections are included solely for convenience of reference, and if there is any conflict between such headings and the text of this Plan, the text shall control.

6.4 Invalidity. If any provision of this Plan shall be held invalid or unenforceable, such invalidity or unenforceability shall not affect any other provisions hereof and the Plan shall be construed and enforced as if such provisions, to the extent invalid or unenforceable, had not been included.

6.5 Law Governing. The Plan shall be construed and enforced according to the laws of Indiana other than its laws respecting choice of law.

         IN WITNESS WHEREOF, the Company has executed this restated Plan this 30th day of March, 1993.


                                             GREAT  LAKES  CHEMICAL  CORPORATION


                                             By: /s/  Emerson Kampen
                                                 -------------------------------



ATTEST:


 /s/  Mike Roberts
- ----------------------------------

                        GREAT LAKES CHEMICAL CORPORATION
                          SUPPLEMENTAL RETIREMENT PLAN

                                   APPENDIX A
                               ELIGIBLE EMPLOYEES


The Employees listed below compose a select group of management or highly compensated Employees of the Employer who have been named by the Board of Directors as an Eligible Employee for purposes of the Plan.

         NAME OF EMPLOYEE
         ----------------

         Emerson Kampen
         Robert B. McDonald
         Robert T. Jeffares
         John S. Little
         David A. Hall


         Additional persons who are not named executives are participants in the Plan.

                                                                   Attachment 4a


                        GREAT LAKES CHEMICAL CORPORATION
                          SUPPLEMENTAL RETIREMENT PLAN

                               SPECIAL SUPPLEMENT

         WHEREAS, at a meeting of the Board of Directors of the Company on March 11 and 12, 1991, the Board approved an improvement in the preretirement death benefit that would be payable to the surviving spouse of Dr. Emerson Kampen in the event of his death prior to retirement; and

         WHEREAS, such benefit is in addition to the preretirement death benefits from the Pension Plan and the Supplemental Plan; and

         WHEREAS, it is appropriate to memorialize such benefit and to describe the manner of its calculation; and

         WHEREAS, the Pension Plan of the Company credits as benefit service only service up to 35 years of service with the Company; and

         WHEREAS, in consideration of the long service of Dr. Emerson Kampen to the Company, there was never any intent to limit his retirement benefit by applying the 35 years maximum service limitation; and

         WHEREAS, the addition to the Supplemental Plan of a number of new participants and with the prospect that other employees will be named participants at some point in the future, it was deemed appropriate to move to this special supplement the provision of the Supplemental Plan that permits the benefit of Dr. Emerson Kampen to be calculated by recognizing all of his years of service with the Company in the calculation of the benefits under the Supplemental Plan and this Special Supplement.

         NOW, THEREFORE, BE IT RESOLVED, that this Special Supplement to the Supplemental Retirement Plan is hereby adopted to provide as follows:

         1. Effective as of March 12, 1991, in addition to the preretirement death benefits payable under Article III of the Supplemental Retirement Plan, the benefit payable to the surviving spouse, if any, of Dr. Emerson Kampen in the event of his death prior to his retirement shall be a 100% survivor annuity that shall be determined in accordance with Section 3.1(a)(1) of the Supplemental Plan, assuming Dr. Kampen retired on the day prior to his death and elected to receive his retirement benefit in the form of a reduced joint and 100% survivor pension and died the next day, with such benefit reduced by the 50% survivor benefits payable from the Pension Plan and Supplemental Plan as determined in accordance with Section 3.1(b) of the Supplemental Plan. The additional preretirement death benefit described in this Special Supplement shall be payable in a lump sum amount that is actuarially equivalent to the additional preretirement death benefit described herein. The actuarial equivalent factors set forth in the Pension Plan shall be used in such determination.

         2. Notwithstanding the provisions of Section 5.1 of the Pension Plan and Section 3.1 of the Supplemental Plan, which limit Benefit Service to 35 years, in calculating the retirement benefit payable to Dr. Emerson Kampen from the Supplemental Plan and in calculating the preretirement death benefit under this Special Supplement, all of Dr. Kampen's years of Benefit Service shall be recognized as Benefit Service.

         IN WITNESS WHEREOF, the Company has executed this Special Supplement, the 30th day of September, 1994.


                                         Great Lakes Chemical Corporation



                                         By:  /s/  Robert T. Jeffares
                                            ------------------------------------


Attest:


 /s/  Steve Mead
- -----------------------------------

                                                                   Attachment 4b


                                   Amendment

                        Great Lakes Chemical Corporation
                          Supplemental Retirement Plan
                      (Restated Effective January 1, 1993)


         WHEREAS, Great Lakes Chemical Corporation (the "Company") amended and restated the Great Lakes Chemical Corporation Supplemental Retirement Plan (the "Plan") effective January 1, 1993; and

         WHEREAS, Section 5.1 of the Plan reserves to the Company the right to amend the Plan; and

         WHEREAS, the Omnibus Budget Reconciliation Act of 1993 limited (the OBRA limits) the compensation that may be recognized under the Retirement Plan for Certain Employees of Great Lakes Chemical Corporation (the Pension Plan); and

         WHEREAS, the Board of Directors of the Company recognized that such reduction would severely impact the retirement benefits of a select group of senior executives of the Company and as a consequence such executives were added as participants in the Plan; and

         WHEREAS, the Company believes it appropriate to clarify the operation of the Plan with respect to these new participants by setting forth with greater detail the definition of pay to be used in the Supplemental Plan and by moving to a Special Supplement those provisions of the Supplemental Plan that are unique to Dr. Emerson Kampen.

         NOW, THEREFORE, the following amendments to the Plan are hereby adopted effective as of January 1, 1994 (the date the OBRA limits became effective):

1.       The description of the Accrued Benefit is restated to read as follows:

3.1      Accrued Benefit.

         (a) If at any time any benefit otherwise payable under the provisions of the Pension Plan in respect of a Participant, including any benefit payable with respect the Participant's spouse or other beneficiary entitled thereto, shall be reduced by reason of the limitations on maximum benefits under Section 415 of the Code, and/or the limitation on the amount of compensation of a Participant that may be considered under
                 Section 401(a)(17) of the Code, the Participant or his spouse or other beneficiary shall be entitled to receive a retirement benefit, subject to the terms and conditions of the Plan, equal to the excess, if any, of --

                 (1) the amount of the benefit under the Pension Plan, calculated without regard to the limitations imposed by Sections 401(a)(17) and 415 of the Code but with regard to the definition of pay set forth in paragraph (c) below and with regard to the 35- year service limit set forth for the Pension Plan; over

                 (2) the amount of the benefit under the Pension Plan as limited by Sections 401(a)(17) and 415 of the Code.

                 (The benefit determined under this Section 3.1 shall be referred to hereinafter as the "Accrued Benefit.")

         (b) The Accrued Benefit under the Plan shall be paid only if, and under the condition that, the benefit under the Pension Plan described in subsection 3.1(a)(2) be and is paid to the Participant, his surviving spouse, or other beneficiary; and the forfeiture, for any cause, including death, of the benefit under the Pension Plan as described in subsection 3.1(a)(2) above shall cause the forfeiture of the Accrued Benefit under the Plan.

         (c) For purposes of the calculation in subparagraph 3.1(a)(1) above, the following definition of "Pay" shall be used in lieu of the definition of "Pay" set forth in Section 2.1(bb) of the Pension Plan:

                       "Pay" means, except as excluded below, a Participant's
                 total direct compensation, including bonus, (provided, however, that bonuses shall be recognized as Pay when accrued not when paid), overtime pay, and special allowances or compensation received from the Employer in a Plan Year and any amounts contributed in a Plan Year by an Employer for the Participant's benefit (but not including any matching contributions made by an Employer) to any cash or deferred arrangement under Section 401(k) and/or cafeteria plan under
                 Section 125 of the Code maintained by an Employer and any amounts deferred by a Participant under a non-qualified deferred compensation plan of the Employer that supplements the Company's Great Lakes Savings Plan. Pay shall not include compensation or other income received or recognized by the Participant upon the issuance or exercise of any stock option granted by an Employer, payments of deferred bonuses (and accrued interest) where such bonus was previously recognized as Pay at the time accrued and payments of amounts previously deferred under the Company's non-qualified deferred compensation savings plan where such amount was previously recognized as Pay.

2. A special Supplement is added to the Plan to memorialize those aspects of the Supplemental Plan unique to Dr. Emerson Kampen.

         IN WITNESS WHEREOF, the Company has executed this Special Supplement, the 30th day of September, 1994.


                                         Great Lakes Chemical Corporation



                                         By:  /s/  Robert T. Jeffares
                                             -----------------------------------


Attest:


 /s/  Steve Mead
- -----------------------------------

                                                                    Attachment 5





                        GREAT LAKES CHEMICAL CORPORATION

                           SUPPLEMENTAL SAVINGS PLAN

                          (Effective January 1, 1995)

                               TABLE OF CONTENTS

ARTICLE I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
     Establishment  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
         1.1     Establishment and Purpose  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
         1.2     Applicability  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
         1.3     Definitions  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

ARTICLE II  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
     Participation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
         2.1     Eligibility and Participation  . . . . . . . . . . . . . . . . . . . . . . . . . .   2
         2.2     Duration . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2

ARTICLE III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
     Contributions  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
         3.1     Deferral Election  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
         3.2     Matching Contribution  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

ARTICLE IV  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
     Participant's Accounts . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
         4.1     Participants' Accounts . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
         4.2     Interest on Accounts . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
         4.3     Valuation of Accounts  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6
         4.4     Quarterly Reports  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6
         4.5     Investment Funds . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

ARTICLE V . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8
     Payment of Deferred Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8
         5.1     Payments Upon Retirement . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8
         5.2     Payment Upon Disability  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8
         5.3     Payments Upon Death  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
         5.4     Payments Upon Financial Emergency  . . . . . . . . . . . . . . . . . . . . . . . .   9
         5.5     Small Payment  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
         5.6     Beneficiaries  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

ARTICLE VI  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
     Funding  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
         6.1     Funding  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

ARTICLE VII . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
     Amendment, Administration  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
         7.1     Amendment and Termination  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
         7.2     Administration . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
         7.3     Deduction of Taxes from Amounts Payable  . . . . . . . . . . . . . . . . . . . . .  12
         7.4     Indemnification  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
         7.5     Expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
         7.6     Claims . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12


ARTICLE VIII  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
     Miscellaneous  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
         8.1     Interests not Transferable . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
         8.2     Contract of Employment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
         8.3     Headings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
         8.4     Invalidity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
         8.5     Law Governing  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

Appendix A  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15


                        GREAT LAKES CHEMICAL CORPORATION
                           SUPPLEMENTAL SAVINGS PLAN
                          (Effective January 1, 1995)


                                   ARTICLE I
                                 Establishment

1.1      Establishment and Purpose.   Great Lakes Chemical Corporation (the
         "Company") hereby adopts the Great Lakes Chemical Corporation Supplemental Savings Plan (the "Plan"), effective January 1, 1995 (the "Effective Date"). The purpose of the Plan is to provide each Participant in the Plan with the benefits the Participant would have received under the Great Lakes Savings Plan, as amended, ("Savings Plan") except for the limitations on compensation and benefits imposed by various sections of the Internal Revenue Code of 1986, as amended, ("Code") or any successor thereto. The Plan works in conjunction with the Savings Plan to provide the Participants with the same benefits as a percentage of compensation that are available under the Savings Plan to those employees not affected by the Code Limitations. The Company and any entity which, with the approval of the Board of Directors of the Company, adopts the Plan shall be referred to hereinafter as "Employer." The Plan is intended to benefit a select group of management or highly compensated employees of the Employer.

1.2 Applicability. The provisions of the Plan shall apply only to a person who terminates employment with an Employer on or after the Effective Date and shall not apply to any person not in the active employment of an Employer on or after the Effective Date.

1.3 Definitions. Capitalized terms herein shall have the same meaning as the Savings Plan except as defined herein.

                                   ARTICLE II
                                 Participation

2.1 Eligibility and Participation. Each person, who is (i) a Participant in the Savings Plan and whose right to contribute to or receive an allocation under the Savings Plan is reduced by the limitation on compensation imposed by Section 401(a)(17) of the Code, by the limitations on benefits imposed by Section 415(c) of the Code, by the limitations on pre-tax deferrals imposed by Section 401(k) of the Code and Section 402(g) of the Code, and by the limitations on matching contributions and after-tax contributions under Section 401(m) of the Code (such limitations are collectively referred to as the "Code Limitations"); and (ii) has been named by the Board of Directors of the Company as an eligible employee by having his or her name set forth in Appendix A to the Plan, shall become a Participant; provided, however, no person shall become a Participant prior to the date of execution of the Plan. (Each person who becomes a Participant shall be referred to hereinafter as a "Participant.") The Employer shall establish for each Participant a Deferred Compensation Account.

2.2 Duration. Any person who became a Participant shall continue to be a Participant as long as he is entitled to benefits hereunder.

                                  ARTICLE III
                                 Contributions

3.1      Deferral Election.

         (a) Each Participant shall be entitled to make an annual advance written election to defer receipt of up to 15% of the Compensation otherwise payable to him by the Employer. Such Deferral Amount shall be expressed as a percentage of Compensation. The written election must be received not later than December 15, 1994 to be effective for the first calendar quarter of 1995. A Deferral Election once made shall remain in effect from calendar quarter to calendar quarter and from calendar year to calendar year until changed by the Participant. An election once made or deemed made for a calendar quarter shall not be revocable. A Participant may change and a new Participant may make his election for any future calendar quarter and following calendar quarters by giving advance written notice to the Committee not less than 30 days prior to the start of the calendar quarter for which the change is to be effective.

         (b) A Participant may elect to discontinue deferrals at anytime upon reasonable notice to the Committee.

         (c) A Deferral Amount Election under this Section 3.1 shall be made in conjunction with the Participant's pre-tax election under the Savings Plan, and the Employer shall deposit into the Savings Plan such amount of the Participant's Deferral Amount as is consistent with the provisions of the Savings Plan and with such administrative procedures of the Employer as it may implement from time to time to insure compliance with the requirements of the Savings Plan and the Code Limitations.

         (d) In the event any amounts under the Savings Plan must be distributed from the Savings Plan to the Participant, such amounts will not be credited to the Participant's Deferred Compensation Account in the Plan unless such amount will not be treated as taxable income to the Participant.

3.2 Matching Contribution. The Employer shall make a deemed contribution to a Participant's Deferred Compensation Account equal to the amount of Matching Contribution to which the Participant would have been entitled under the Savings Plan, had the Participant's Deferral Amount under this Plan been contributed to the Savings Plan without regard to the Code

         Limitations. The Employer Matching Contribution shall be credited to the Participant's Deferred Compensation Account on the same date as matching contributions are credited to Participants' accounts under the Savings Plan.

                                   ARTICLE IV
                             Participant's Accounts

4.1 Participants' Accounts. The Committee shall create and maintain adequate records to disclose the interest in the Plan of each Participant and Beneficiary. Records shall be in the form of individual bookkeeping accounts, and credits and charges shall be made to those accounts pursuant to Article III and the following provisions of this Article IV. Each Participant shall have a separate Deferred Compensation Account. The Participant's interest in that portion of his Deferred Compensation Account attributable to the Participant's pre-tax contributions shall at all times be fully vested. The Participant's interest in that portion of his Deferred Compensation Account attributable to the Employer's matching contributions shall become vested in accordance with the Savings Plan; such that a Participant credited with the completed Years of Service shown below, as determined under the Savings Plan, shall be vested in the percentage of his Employer matching contribution as shown below:

                      Completed Years of                 Vested Interest in
                            Service                    Matching Contributions
                            -------                    ----------------------
                          Less than 2                             0%

                               2                                 20%

                               3                                 40%

                               4                                 60%

                               5                                 80%

                           6 or more                            100%

4.2 Interest on Accounts. Each Participant's Deferred Compensation Account shall be credited with earnings as provided in this section.

         (a) The Deferred Compensation Account of a Participant shall be credited with earnings and losses from the date it was established through the date the entire Deferred Compensation Account is distributed to the Participant or his Beneficiary. A Participant's Deferred Compensation Account shall be credited with earnings or charged with losses in accordance with procedures and at a rate adopted from time to time by the Committee.

         (b) The Committee reserves the right, in its sole discretion, to increase or decrease the rate at which earnings are credited to Participants' accounts, but the earnings rate shall not be decreased for periods prior to such action.

4.3 Valuation of Accounts. The value of a Participant's Deferred Compensation Account as of any date shall equal the dollar amount of any deferrals and Employer contributions credited to the Deferred Compensation Account, adjusted for the earnings or losses deemed to be credited to the Deferred Compensation Account in accordance with
         Section 4.2 and decreased by the amount of any payments made from the Deferred Compensation Account to the Participant or his Beneficiary. Earnings, losses, contributions and distributions are credited or changed to the Deferred Compensation Account each regular business day, i.e., each day the New York Stock Exchange is open for business, in accordance with the procedures of the recordkeeper.

4.4 Quarterly Reports. Within 60 days following the end of each calendar quarter, the Committee shall provide to each Participant a written statement of the amount standing to his credit in the Deferred Compensation Account as of the end of that calendar quarter.

4.5      Investment Funds.

         (a) Notwithstanding Section 4.2, 4.3 and 4.4, the Committee, in its sole discretion, may elect to establish for each Participant an Employee owned separate investment account in the name of the Employer (Investment Fund) to assist the Employer in accumulating the assets needed to pay the promised benefits. In the event that a separate Investment Fund is established, the Committee may direct that the Participant's Deferred Compensation Accounts shall be invested through such Investment Fund in one or more investment funds to be determined from time to time by the Committee. The Committee shall direct the investment of a Participant's Deferred Compensation Account among the investment funds in the Investment Fund at its discretion, but the Committee may consult with the Participants as to the investment funds in which their Account should be invested.

         (b) In the event the Committee exercises its discretion as described above, a Participant's Deferred Compensation Account shall be credited with earnings or charged with losses in accordance with the investment funds in which such Investment Fund is invested. The Participant's Account shall be charged with distributions and losses and credited with contributions and earnings in accordance with procedures adopted by the Committee in consultation with any manager of the Investment Funds.

         (c) Despite the establishment of an Investment Fund or of specific investment funds, a Participant shall have no claim to such specific assets and such funds shall serve merely as a mechanism for assisting the Employer in meeting its obligations under the Plan and measuring the value of a Participant's Account.

                                   ARTICLE V
                        Payment of Deferred Compensation

5.1      Payments Upon Retirement.

         (a) Except as provided in Section 5.5 or Subsection 5.1(b), upon a Participant's separation from service with the Employers, the vested portion of the Participant's Deferred Compensation Account shall be distributed to him in ten substantially equal annual installments, the sum of which shall equal (i) the value of the Participant's Deferred Compensation Account as of the date of his separation from service, plus (ii) the earnings that will accrue on the unpaid balance of the Deferred Compensation Account under
              Article IV during the payout period, less, (iii) any distributions from the Deferred Compensation Account. The first annual installment shall begin as soon as practicable following the recordkeeper's receipt of authorized instructions from the Committee to make the payments. In addition, the annual installments shall be redetermined each year as soon as practicable following the anniversary of the start of such payments. Annual installments shall be determined in accordance with the declining balance method, whereby each year's installment shall equal the product of the Participant's Deferred Compensation Account at the time of payment multiplied by the fraction of 1 over the number of remaining payments.

         (b) A Participant may elect to receive his Deferred Compensation Account in a single sum payment provided either such election is made not less than one year prior to the Participant's termination of employment with the Employer or in the event the election is made within such one year period, such lump sum distribution shall not be made earlier than the one year anniversary of the election of the lump sum.

         (c) Notwithstanding (a) or (b) above, the Committee may, in its sole and absolute discretion at any time after a Participant separates from service, distribute to the Participant the remaining balance in the Participant's Deferred Compensation Account.

5.2 Payment Upon Disability. If a Participant suffers a disability, within the meaning of the Employer's long-term disability plan, deferrals and matching contributions that otherwise would have been credited to the Participant's Deferred Compensation Account under this Plan shall cease. The Participant's Deferred Compensation Account will continue to be credited with earnings under Article IV during the period of 60 days beyond the date deferrals and contributions cease, the Participant shall be treated for purposes of this Plan as if he had separated from service, and his Deferred Compensation Account shall be distributed pursuant to Section 5.1.

5.3 Payments Upon Death. If a Participant dies, his remaining Deferred Compensation Account shall be distributed to his Beneficiary in a single lump sum payment as soon as practicable after the Participant's death. The value of the Participant's Deferred Compensation Account shall be determined as of the valuation date that authorized distribution directions are received by the Plan's recordkeeper from the Committee.

5.4 Payments Upon Financial Emergency. A Participant, upon written petition to the Committee, may withdraw some or all of that portion of his Deferred Compensation Account that is attributable to the Participant's contribution (the portion of the Deferred Compensation Account attributable to contributions of the Employer is not available for financial emergencies) if the Committee, in its sole discretion, determines that the requested withdrawal is on account of an unforeseeable financial emergency and that the amount to be withdrawn does not exceed the amount necessary to satisfy the financial emergency. Withdrawals under this section shall not be permitted to the extent that the financial emergency may reasonably be relieved through (a) reimbursement or compensation by insurance or otherwise,
         (b) liquidation of the Participant's assets (to the extent liquidation would not in itself cause a financial hardship), or (c) suspension or cessation of deferrals under the Plan. For purposes of this section, an "unforeseeable financial emergency" means severe financial hardship to the Participant resulting from a sudden and unexpected illness or accident of the Participant or his dependents; loss of the Participant's property due to casualty; or other similar extraordinary and unforeseeable circumstances arising as a result of events beyond the Participant's control.

5.5 Small Payment. Notwithstanding any other provision of this Plan, if the value of a Participant's Deferred Compensation Account, upon his separation from service does not exceed $15,000, the balance of his Deferred Compensation Account shall be distributed in the form of a single lump sum payment to the Participant.

5.6 Beneficiaries. A Participant's "Beneficiary" shall be the person or persons, including a trustee, designated in writing pursuant to practices of, or rules prescribed by, the Committee, as the recipient of a benefit payable under the Plan following the Participant's death. To be effective, a Beneficiary designation must be filed with the Committee during the Participant's life on a form prescribed by the Committee; provided, however, that a finalized divorce or marriage (other than a common law marriage) shall automatically revoke a previously filed Beneficiary designation, unless in the case of divorce, the ex-spouse was not designated as Beneficiary or in the case of marriage, the Participant's new spouse is already the designated Beneficiary. If no person has been designated as the Participant's Beneficiary, if a Participant's Beneficiary designation has been revoked by marriage or divorce, or if no person designated as Beneficiary survives the Participant, the Participant's estate shall be his Beneficiary.

                                   ARTICLE VI
                                    Funding

6.1 Funding. All benefits under this Plan shall be paid directly from the general funds of the Employer, and no special or separate fund shall be established and no other segregation of assets shall be made to assure payment. No Participant, spouse, or beneficiary shall have any right, title or interest whatever in or to any investments which Employer may make to aid the Employer in meeting its obligation hereunder. Nothing contained in this Plan, and no action taken pursuant to its provisions, shall create or be construed to create a trust of any kind, or a fiduciary relationship, between an Employer and any Participant, spouse, or beneficiary of a Participant. Notwithstanding the foregoing, the Employer may at its sole discretion establish the Investment Fund described in Section 4.5 as a vehicle for accumulating the assets needed to pay the promised benefit. To the extent that any person acquires a right to receive payments from the Employer hereunder, such rights shall be no greater than the right of an unsecured creditor of the Employer.

                                  ARTICLE VII
                           Amendment, Administration

7.1 Amendment and Termination. The Company reserves the right at any time to modify, amend, or terminate the Plan, provided that the Company shall not cancel, reduce, or otherwise adversely affect the amount of benefits of any Participant credited as of the date of any such modification, amendment, or termination, without the consent of the Participant.

7.2 Administration. The Plan shall be administered by the Compensation Committee of the Board of Directors of the Company (the "Committee), which shall be authorized to interpret the Plan, to adopt rules and practices concerning the administration of the Plan, to resolve questions concerning eligibility for the Plan, amounts credited to Deferred Compensation Accounts, timing of distributions, crediting of earnings and other matters regarding the administration of the Plan.

7.3 Deduction of Taxes from Amounts Payable. The Employer may deduct from the amount to be distributed under the Plan such amount as the Employer, in its sole discretion, deems proper for the payment of income, employment, death, succession, inheritance, or other taxes with respect to benefits under the Plan.

7.4 Indemnification. Each Employer shall indemnify and hold harmless each employee, officer, or director of an Employer to whom is delegated duties, responsibilities, and authority with respect to the Plan against all claims, liabilities, fines and penalties, and all expenses reasonably incurred by or imposed upon him (including but not limited to reasonable attorney fees) which arise as a result of his actions or failure to act in connection with the operation and administration of the Plan to the extent lawfully allowable and to the extent that such claim, liability, fine, penalty, or expense is not paid for by liability insurance purchased or paid for by an Employer. Notwithstanding the foregoing, an Employer shall not indemnify any person for any such amount incurred through any settlement or compromise of any action unless the Employer consents in writing to such settlement or compromise.

7.5 Expenses. The expenses of administering the Plan shall be paid by the Employer.

7.6 Claims. Claims for benefits shall be considered by the Committee in accordance with the claims procedures set forth in the Savings Plan.

                                  ARTICLE VIII
                                 Miscellaneous

8.1 Interests not Transferable. Benefits payable under this Plan shall not be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, charge, garnishment, execution, or levy of any kind, either voluntary or involuntary, including any such liability which is for alimony or other payments for the support of a spouse or former spouse, or for any other relative of a Participant prior to actually being received by the person entitled to the benefit under the terms of the Plan, and any attempt to anticipate, alienate, sell, transfer, assign, pledge, encumber, charge, or otherwise dispose of any right to benefits payable hereunder shall be void. The Employer shall not in any manner be liable for, or subject to, the debts, contracts, liabilities, engagements, or torts of any person entitled to benefits hereunder.
         If any person shall attempt to, or shall alienate, sell, transfer, assign, pledge, or otherwise encumber his benefits under this Plan, or if by reason of his bankruptcy or other event happening at any time, such benefit would devolve upon any other person or would not be enjoyed by the person entitled thereto under the Plan, the Board of Directors of the Company, in its discretion, may terminate the interest in any such benefits of the person entitled thereof under the Plan and hold or apply them to or for the benefit of such person entitled thereto under the Plan or his spouse, children, or other dependents, or any of them, in such manner as the Board of Directors of the Company may deem proper.

8.2      Contract of Employment.   Nothing contained herein shall be construed
         to constitute a contract of employment between a Participant and an Employer.

8.3 Headings. The headings of Articles and Sections are included solely for convenience of reference, and if there is any conflict between such headings and the text of this Plan, the text shall control.

8.4 Invalidity. If any provision of this Plan shall be held invalid or unenforceable, such invalidity or unenforceability shall not affect any other provisions hereof and the Plan shall be construed and enforced as if such provisions, to the extent invalid or unenforceable, had not been included.

8.5 Law Governing. The Plan shall be construed and enforced according to the laws of Indiana other than its laws respecting choice of law.

         IN WITNESS WHEREOF, the Company has executed this Plan this 2nd day of December, 1994.


                                         GREAT LAKES CHEMICAL CORPORATION



                                         By: /s/  Robert T. Jeffares
                                             -----------------------------------


ATTEST:


 /s/  Steve Mead
- -----------------------------------

                        GREAT LAKES CHEMICAL CORPORATION
                           SUPPLEMENTAL SAVINGS PLAN



                                   Appendix A




         Participant                                  Date of Participation
         -----------                                  ---------------------
         John Little                                  January 1, 1995

         Robert Jeffares                              January 1, 1995

         David Hall                                   January 1, 1995

         Robert McDonald                              January 1, 1995

         Robert Hollier                               January 1, 1995

         Additional persons who are not named executives are participants in the Plan.