Form 10-Q
period 1995-06-30
GREAT LAKES CHEMICAL CORP
filed 1995-08-11
CIK 43362

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 1995
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

                              -----------------

                                Not Applicable
       ------------------------------------------------------------------
             Former name, former address and former fiscal year,
                        if changed since last report.



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                  Yes____X____
                                  No _________



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


One Class - 64,727,473                               Shares as of June 30, 1995

Part 1 - Financial Statements

               GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                     June 30        December 31
                                                       1995            1994
                                                     -------        -----------
                                                     (thousands of dollars)
Assets
Current Assets
  Cash and cash equivalents                       $  130,613        $  144,666
  Accounts receivable, less allowance
    of $8,624 (1994 - $7,758)                        576,379           493,614

  Inventories
    Finished products                                264,158           223,822
    Raw materials                                     72,722            62,478
    Supplies                                          33,199            30,323
                                                  ----------        ----------
     Total inventories                               370,079           316,623

  Prepaid Expenses                                    25,210            24,774
                                                  ----------        ----------

  Total current assets                             1,102,281           979,677

Plant and Equipment                                1,187,678         1,038,101
  Less allowance for depreciation                  (495,966)         (432,177)
                                                  ----------        ----------
    Net plant and equipment                          691,712           605,924
Excess of Investment over Net Assets of
  Subsidiaries Acquired                              419,340           411,028
Investments in and Advances to
  Unconsolidated Affiliates                           68,802            66,479

Other Assets                                          55,212            48,357
                                                  ----------        ----------

                                                  $2,337,347        $2,111,465
                                                  ==========        ==========



               GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                  June 30            December 31
                                                    1995                 1994
                                                  --------           -----------
                                                    (thousands of dollars)

Liabilities and Stockholders' Equity

Current Liabilities
     Notes payable                               $    10,351        $    7,793
     Accounts payable                                202,045           184,823
     Accrued expenses                                111,313           101,615
     Income taxes                                    155,211           118,203
     Dividends payable                                 6,796             6,730
     Current portion of long-term debt                 9,327             8,778
                                                  ----------        ----------
     Total current liabilities                       495,043           427,942

Long-Term Debt, less Current Portion                 305,929           143,661

Other Non-Current Liabilities                        134,681           126,907

Deferred Income Taxes                                 78,583            75,652

Minority Interest                                     29,806            26,355

Stockholders' Equity
     Common stock, $1 par value, authorized
        200,000,000 shares, issued
        72,073,873 shares
        (1994 - 72,024,520 shares)                    72,074            72,025
     Paid-in capital                                 112,753           112,667
     Retained earnings                             1,544,933         1,411,890
     Cumulative translation adjustment               (22,413)          (25,222)
     Treasury stock at cost 7,346,400 shares
        (1994 -4,727,100 shares)                    (414,042)         (260,412)
                                                  ----------        ----------
     Total stockholders' equity                    1,293,305         1,310,948
                                                  ----------        ----------
                                                  $2,337,347        $2,111,465
                                                  ==========        ==========


               GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


                                                              Three Months Ended                     Six Months Ended
                                                                    June 30                              June 30
                                                              ------------------                   ------------------
                                                            1995              1994              1995                  1994
                                                          -------           -------           -------                ------
                                                                        (in thousands except per share data)


Net Sales                                               $ 640,851          $ 525,893          $ 1,209,886          $ 974,569

Operating Expenses
  Cost of products sold                                   430,576            352,487              815,965            641,092
  Selling, administrative
    and research expenses                                  74,715             64,716              146,031            120,767
                                                        ---------          ---------          -----------          ---------
                                                          505,291            417,203              961,996            761,859
                                                        ---------          ---------          -----------          ---------
Income from Operations                                    135,560            108,690              247,890            212,710

Equity in Earnings of
 Affiliates and Other
 Income                                                     7,936              9,901               14,501             20,963

Interest and Other Expenses                                18,710             13,212               28,412             23,629

Minority Interest in Income
 of Subsidiaries                                            8,515              7,532               16,481             15,514
                                                        ---------          ---------          -----------          ---------
Income Before Taxes                                       116,271             97,847              217,498            194,530

Income Taxes                                               37,800             30,100               70,700             59,900
                                                        ---------          ---------          -----------          ---------
Net Income                                              $  78,471          $  67,747          $   146,798          $ 134,630
                                                        =========          =========          ===========          =========
Net Income per Share                                    $    1.20          $    0.96          $      2.22          $    1.90
                                                        =========          =========          ===========          =========
Dividends Declared per Share                            $    .105          $    .095          $       .21          $     .19
                                                        =========          =========          ===========          =========
Average Shares Outstanding                                 65,240             70,594               65,995             70,949



               GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Six Months Ended
                                                                     June 30
                                                                -----------------
                                                               1995            1994
                                                              ------          ------
                                                              (thousands of dollars)
OPERATING ACTIVITIES
    Net Income                                               $ 146,798     $ 134,630
    Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                             55,132        47,251
      Unremitted earnings of affiliates                           (775)       (6,829)
      Changes in deferred items and other                        4,170         3,282
                                                             ---------     ---------
      Cash provided by operations
          excluding changes in working capital                 205,325       178,334
      Changes in working capital other than
          debt, net of effects from business
          combinations                                         (66,674)      (45,229)
                                                             ---------     ---------
Net Cash Provided by Operating Activities                      138,651       133,105

INVESTING ACTIVITIES
    Plant and equipment additions                             (126,244)      (48,162)
    Business combinations, net of cash
    acquired                                                   (27,806)     (110,544)
    Other                                                        2,875         9,471
                                                             ---------     ---------
Net Cash Used in Investing Activities                         (151,175)     (149,235)

FINANCING ACTIVITIES
    Net repayment and borrowings under
      short-term credit lines                                    1,745            70
    Proceeds from long-term borrowings                             261        42,663
    Net increase in commercial paper
       and other long-term obligations                         161,811       105,557
    Net increase (decrease) in other
      non-current liabilities                                       99          (254)
    Minority interest                                              432         2,372
    Repurchases of common stock                               (153,630)      (90,743)
    Cash dividends declared                                    (13,749)      (13,399)
                                                             ---------     ---------
Net Cash (Used) Provided by
  Financing Activities                                          (3,031)       46,266
Effect of Exchange Rate Changes on Cash
    and Cash Equivalents                                         1,502         4,215
                                                             ---------     ---------
Increase (Decrease) in Cash and
  Cash Equivalents                                             (14,053)       34,351
Cash and Cash Equivalents at
    Beginning of Year                                          144,666      179,734
                                                             ---------     ---------
Cash and Cash Equivalents at End of
    Period                                                   $ 130,613     $ 214,085
                                                             =========     =========




                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION
                     FOR THE SIX MONTHS ENDED JUNE 30, 1995


RESULTS OF OPERATIONS

Second quarter sales amounted to $641 million, an improvement of 22% over the $526 million reported in the 1994 quarter. Net income amounted to $78 million, or $1.20 per share, an increase of 16% over the $68 million, or $.96 per share in 1994.

Six month sales of $1,210 million increased 24% over the year-ago period. Net income for the period increased 9% to $147 million, or $2.22 per share.

Comparative sales by business unit are set forth in the following table ($ - millions):

                                                  Second Quarter                        Year-to-Date
                                           ----------------------------          ---------------------------
                                             1995     1994       Inc.             1995       1994       Inc.
                                             ----     ----       ----             ----       ----       ----
   Flame Retardants                          $ 75       $ 63       19%            $ 149       $ 125      19%
   Intermediates and
      Fine Chemicals                           78         56       39%              148         119      24%
   Petroleum Additives                        161        142       13%              314         276      14%
   Polymer Stabilizers                         59         38       55%              118          64      84%
   Specialized Services
      and Manufacturing                       121         98       23%              239         170      41%
   Water Treatment                            147        129       14%              242         221      10%
                                             ----       ----      ---            ------        ----     ---
                                             $641       $526       22%           $1,210        $975      24%
                                             ====       ====      ===            ======        ====     ===

The increase in sales is attributable to the following ($-millions):

                                                             Second                    Year to
                                                             Quarter                     Date
                                                             -------                   -------
    Selling Price                                              $ 13                      $ 35
    Volume                                                       51                        88
    Acquisitions                                                 37                        86
    Foreign Exchange                                             14                        26
                                                               ----                      ----
                                                               $115                      $235
                                                               ====                      ====

Flame Retardants demand remains high, mirroring the sustained strength of the electrical, electronic and construction industries. Demand in European markets has recently begun to accelerate, and the Pacific Rim remains strong. While volume gains account for the majority of the quarter's improvement over the year-ago period, pricing improvements are being realized; and the business unit benefited from the relative strength of the Yen and German Mark vis-a-vis the dollar.

Intermediates and Fine Chemicals sales growth is primarily attributable to strong demand for furfuryl alcohol due to a resurgent foundry industry and the expanding use of value-added furfural derivatives. Price increases are being achieved but will not be fully realized until later in the year, as contract terms permit.

Petroleum Additives sales increased about $18 million over the prior-year quarter primarily due to acquisition of the DuPont business in the latter part of 1994. Retail compound price increases averaged about 5% for the quarter compared to the prior year. Customer mix accounts for the relatively small price improvement. For the six months, the average retail price increase is about 10% and is expected to be in that range for the year. Second quarter retail volumes increased 14% as some of the first quarter shortfall was recovered. For the year, retail volumes are expected to decline about 7%-10%. In the wholesale market, prices were comparable to 1994 while volumes declined to about half of 1994 levels. The 1994 second quarter was the first time all of Ethyl Corporation's requirements were supplied, and they were adjusting inventory levels.

Polymer Stabilizer growth reflects continuing strong demand from the plastics industry and the April 1994 acquisition of EniChem's polymer additives and associated specialty chemicals business.

Specialized Services and Manufacturing sales increased 23% over the prior-year quarter primarily due to the strong performance of Chemol, our Eastern European chemical trading company.

Water Treatment sales are up 14% over the prior-year quarter. The growth reflects an improvement in weather-related purchasing, some customer purchasing in advance of announced price increases and acquisitions.

Gross profits increased $37 million from the prior-year quarter, amounting to $210 million. Overall, the increase in gross profits results from volume, 57%; acquisitions, 32%; and favorable foreign exchange impacts. Price increases were sufficient to offset cost increases. The Company's raw material price index increased about 10 percentage points from the year-ago quarter but remained essentially unchanged from the 1995 first quarter. As a percent of sales, gross profits were 32.8%, a decline of 0.2 percentage points from the prior year. While generally each business unit, including Petroleum Additives, posted an improvement, the gross profits of Petroleum Additives was a smaller percentage of total gross profits than in the prior quarter.

Selling, Administrative and Research Expense increased $10 million from the prior-year quarter; however, as a percentage of sales, it declined 0.6 percentage points to 11.7% of sales.

Increases resulting from acquisitions and unfavorable foreign exchange were $3 million each with the balance attributable to cost increases.

Operating Income improved 25%, or $27 million, from the prior-year quarter primarily reflecting expanded volumes.

Equity in Earnings of Affiliates and Other Income declined about $2 million for the quarter as the Company no longer maintains an equity position in Huntsman Chemical Corporation.

Interest and Other Expense increased about $6 million due to higher interest expense associated with increased borrowings and a higher level of other expenses.

The increase in the effective tax rate for 1995 results from a reduction in the reversal of prior-year tax provisions and a shift in the mix of income from lower to higher tax rate jurisdictions.

FINANCIAL CONDITION

Cash provided from operations amounts to $139 million for the six months, $6 million more than the year-ago period. Increased earnings and non-cash charges exceeded the additional working capital required to support the growth of the business.

Plant and equipment expenditures amounted to $126 million. Spending is primarily for capacity expansion, including the production of elemental bromine. Spending for the year is projected to be in the $230 million range. The spending projections have been increased to take advantage of further capacity expansion opportunities in key product areas.

Share repurchases through June 30, 1995, amounted to approximately 2.6 million shares at a cost of $154 million. As of June 30, 1995, the Company is authorized to repurchase an additional 1.8 million shares and it remains management's intention to do so as market conditions warrant.

Borrowings amounted to $162 million and were used to fund share repurchases and other investments.

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

NOTE B - Income Taxes

The provision for income taxes at the effective tax rates reconciles with the statutory U.S. Federal tax rate as follows:

                                                                                  Six Months Ended
                                                                                       June 30
                                                                             ---------------------------
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





Date August 11,1994                          By /s/ Robert T. Jeffares
     --------------                             ----------------------------
                                                Robert T.  Jeffares
                                                Executive Vice President and
                                                Chief Financial Officer




Date August 11, 1994                         By /s/ Robert J. Smith
     --------------                             ----------------------------
                                                Robert J. Smith, Controller