Form 10-Q
period 1995-09-30
GREAT LAKES CHEMICAL CORP
filed 1995-11-14
CIK 43362

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarter ended September 30, 1995
                         Commission file number 1-6450

                        GREAT LAKES CHEMICAL CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                                  95-1765035
       (State or other jurisdiction of                   (IRS Employer
        incorporation or organization)                   Identification No.)

      ONE GREAT LAKES BOULEVARD
      P. O. BOX 2200
      WEST LAFAYETTE, INDIANA                                    47906
      (Address of principal executive offices)                 (Zip Code)

        Registrant's telephone number, including area code  317-497-6100
                     ___________________________________


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


                                  Yes___X____
                                  No ________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

One Class - 64,739,865                         Shares as of September 30, 1995

Part 1 - Financial Statements

               GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                             September 30      December 31
                                                                                 1995              1994
                                                                             ------------      -----------
                                                                                 (thousands of dollars)
Assets

Current Assets
  Cash and cash equivalents                                                    $  150,777       $  144,666
  Accounts receivable, less allowance
    of $9,410 (1994 - $7,758)                                                     507,592          493,614
  Inventories
    Finished products                                                             259,518          223,822
    Raw materials                                                                  73,005           62,478
    Supplies                                                                       32,828           30,323
                                                                               ----------       ----------
     Total inventories                                                            365,351          316,623

  Prepaid Expenses                                                                 31,678           24,774
                                                                               ----------       ----------

  Total current assets                                                          1,055,398          979,677

Plant and Equipment                                                             1,220,936        1,038,101
  Less allowance for depreciation                                               (496,736)        (432,177)
                                                                               ----------       ----------
    Net plant and equipment                                                       724,200          605,924

Excess of Investment over Net Assets of
  Subsidiaries Acquired                                                           413,705          411,028

Investments in and Advances to
  Unconsolidated Affiliates                                                        69,065           66,479


Other Assets                                                                       57,485           48,357
                                                                               ----------       ----------

                                                                               $2,319,853       $2,111,465
                                                                               ==========       ==========

               GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                                             September 30      December 31
                                                                                 1995              1994
                                                                             ------------      -----------
                                                                               (thousands of dollars)
Liabilities and Stockholders' Equity

Current Liabilities
   Notes payable                                                               $    8,576       $    7,793
   Accounts payable                                                               179,772          184,823
   Accrued expenses                                                               117,614          101,615
   Income taxes                                                                   112,980          118,203
   Dividends payable                                                                7,445            6,730
   Current portion of long-term debt                                                5,628            8,778
                                                                                    -----            -----


   Total current liabilities                                                      432,015          427,942

Long-Term Debt, less Current Portion                                              298,443          143,661

Other Non-Current Liabilities                                                     123,393          126,907

Deferred Income Taxes                                                              81,055           75,652

Minority Interest                                                                  31,777           26,355

Stockholders' Equity
  Common stock, $1 par value, authorized
    200,000,000 shares, issued
    72,086,265 shares
    (1994 - 72,024,520 shares)                                                     72,086           72,025
  Paid-in capital                                                                 112,869          112,667
  Retained earnings                                                             1,611,652        1,411,890
  Cumulative translation adjustment                                               (29,395)         (25,222)
  Treasury stock at cost 7,346,400 shares
   (1994 -4,727,100 shares)                                                      (414,042)        (260,412)
                                                                                 --------         --------


Total stockholders' equity                                                      1,353,170        1,310,948
                                                                               ----------       ----------

                                                                               $2,319,853       $2,111,465
                                                                               ==========       ==========

               GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


                                                       Three Months Ended            Nine Months Ended
                                                          September 30                  September 30
                                                      --------------------           ------------------
                                                       1995         1994               1995       1994
                                                      ------      -------            -------     ------
                                                            (in thousands except per share data)
Net Sales                                            $586,224    $525,216         $1,796,110  $1,499,785

Operating Expenses
  Cost of products sold                               385,084     346,341          1,201,049     987,433
  Selling, administrative
    and research expenses                              73,787      66,562            219,818     187,329
                                                     --------    --------         ----------  ----------
                                                     458,871      412,903          1,420,867   1,174,762
                                                     --------    --------         ----------  ----------
Income from Operations                                127,353     112,313            375,243    325,023

Equity in Earnings of
 Affiliates and Other
 Income                                                 5,613      13,675             20,114      34,638

Interest and Other Expenses                            14,148      12,244             42,560      35,873

Minority Interest in Income
 of Subsidiaries                                        8,954       9,205             25,435      24,718
                                                     --------    --------         ----------  ----------

Income Before Taxes                                   109,864     104,539            327,362     299,070

Income Taxes                                           35,700      32,200            106,400      92,100
                                                     --------    --------         ----------  ----------

Net Income                                           $ 74,164    $ 72,339         $  220,962  $  206,970
                                                     ========    ========         ==========  ==========

Net Income per Share                                 $   1.15    $   1.05         $     3.37  $     2.95
                                                     ========    ========         ==========  ==========

Dividends Declared per Share                         $   .115    $   .100         $     .325  $     .290
                                                     ========    ========         ==========  ==========

Average Shares Outstanding                             64,733      68,914             65,570      70,264


               GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Nine Months Ended
                                                                               September 30
                                                                             -----------------
                                                                             1995        1994
                                                                             -----      ------
                                                                             (thousands of dollars)
OPERATING ACTIVITIES
    Net Income                                                             $220,962    $206,970
    Adjustments to reconcile net income
    to net cash provided by operating
    activities:
     Depreciation and amortization                                           81,141      72,334
     Unremitted earnings of affiliates                                          (53)    (12,529)
     Changes in deferred items and other                                      4,894       2,182
                                                                           --------    --------
     Cash provided by operations
     excluding changes in working capital                                   306,944     268,957
     Changes in working capital other than
       debt                                                                 (54,152)    (57,054)
                                                                           --------    --------
Net Cash Provided by Operating Activities                                   252,792     211,903
INVESTING ACTIVITIES
        Plant and equipment additions                                      (184,274)    (72,662)
        Business combinations, net of cash
            acquired                                                        (24,426)   (172,582)
        Other                                                                (5,086)      9,835
                                                                           --------    --------
Net Cash Used in Investing Activities                                      (213,786)   (235,409)
FINANCING ACTIVITIES
    Net (repayment) and borrowings under
        short-term credit lines                                              (3,638)      1,016
    Proceeds from and (payment of)
        long-term borrowings                                                   (533)      1,441
    Net increase in commercial paper
        and other long-term obligations                                     143,445     189,580
    Net increase (decrease) in other
        non-current liabilities                                                 (24)      9,482
    Minority interest                                                         2,392       4,349
    Repurchases of common stock                                            (153,630)   (176,485)
    Cash dividends declared                                                 (21,200)    (20,751)
                                                                           --------    --------
Net Cash (Used) Provided by
   Financing Activities                                                     (33,188)      8,632
Effect of Exchange Rate Changes on Cash
   and Cash Equivalents                                                         293       4,791
                                                                           --------    --------
Increase (Decrease)in Cash and
   Cash Equivalents                                                           6,111     (10,083)
Cash and Cash Equivalents at
   Beginning of Year                                                        144,666     179,734
                                                                           --------    --------
Cash and Cash Equivalents at End of
   Period                                                                  $150,777    $169,651
                                                                           ========    ========

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995


RESULTS OF OPERATIONS

Third quarter sales were $586 million, an improvement of 12% over the $525 million reported in the 1994 quarter. Net income amounted to $74 million, or $1.15 per share, an increase of 2.5% over the $72 million, or $1.05 per share in 1994.

Year-to-date sales of $1,796 million increased 20% over the year-ago period. Net income for the period increased 6.8% to $221 million, or $3.37 per share.

Comparative sales by business unit are set forth in the following table ($-millions):

                                      Third Quarter                        Year-to-Date
                             -----------------------------           --------------------------
                             1995        1994        Inc.           1995       1994        Inc.
                             ----        ----        ----           ----       ----        ----
Flame Retardants              $ 73       $  68           7%       $  222       $ 193          15%
Intermediates and
   Fine Chemicals               80          68          18%          228         187          22%
Petroleum Additives            166         153           8%          480         429          12%
Polymer Stabilizers             52          46          13%          170         110          55%
Specialized Services
   and Manufacturing           105          88          19%          344         258          33%
Water Treatment                110         102           8%          352         323           9%
                               ---       -----          ---         ----       -----          ---
                               $586       $525          12%       $1,796      $1,500          20%
                               ====       ====          ===       ======      ======          ===

The increase in sales is attributable to the following
($-millions):

                        Third        Year to
                      Quarter          Date
                      -------        -------
Selling Price             $25        $  60
Volume                     14          102
Acquisitions               16          102
Foreign Exchange            6           32
                          ---         ----
                          $61         $296
                          ===         ====

The Flame Retardant business unit sales continued to exhibit sustained strength in all product lines as worldwide demand from the electrical, electronic and construction industries continues unabated. Price increases implemented earlier in the year were more fully realized in the quarter.

Intermediates and Fine Chemicals sales improved 18% in the quarter. Volume and pricing were positive in all key product areas. A strengthened machine tool industry pulled foundry demand for furfuryl alcohol; and requirements for urethane application in the automotive, wire and cable and coatings industry spurred requirements for PTMEG polyols, another furfural derivative. Bromine and derivative sales were at record levels reflecting strong market demand. Fine chemicals, custom manufactured for customers, enjoyed significant growth.

Petroleum Additives sales increased about 8% over the prior-year quarter. The improvement resulted from the acquisition of DuPont's petroleum additives business in September of 1994, while TEL price increases were sufficient to offset volume declines. Retail compound volumes were up slightly from the 1995 second quarter but experienced the expected trend-line decline from the prior-year quarter. Pricing for retail compound improved about 8% from the prior year. For the year, retail volumes should decline between 7% and 10%, and price increases should average between 8% and 10%. Wholesale compound sales were about 20% lower than the prior year due to inventory building in the year-earlier period.

Polymer Stabilizer sales, while up 13% for the quarter, saw its rate of growth decline as the comparison no longer benefits from the mid-1994 acquisition of EniChem's polymer additives business. Demand in the market remains buoyant and pricing trends on key products are positive.

Specialized Services and Manufacturing registered a 19% increase in sales. Improvements in Enviro-Energy Performance Group resulted from its broadened international presence and expanded service capabilities for offshore natural gas well completions and workovers. Also, sales of FM 200, our fluorine based fire extinguishant, expanded due to new regulatory approvals and greater market acceptance.

Water Treatment sales grew 8% in the quarter due to ideal weather conditions extending the normal selling season in both the U.S. and southern Europe.

Gross profits increased $22 million from the prior-year quarter amounting to $201 million. Selling price increases offset cost increases by better than 50%; volume gains and positive impacts from both acquisitions and foreign exchange also contributed to the improvement. The Company's raw materials price index was up about eight percentage points from the year-ago quarter but showed a slight decline from the first half of the year. As a percentage of sales, gross profit for the quarter improved 0.2 percentage points from the prior year. The improved performance of our non-petroleum additives business units offset a small decline in the Petroleum Additives business unit due to higher materials and production costs coupled with increasing sales of lower margin products.

Selling, Administration and Research expense increased $7 million from the year-ago quarter; however, as a percentage of sales, it was essentially equal to 1994 at 12.6%. The increase in absolute terms is attributable to higher expenses, $4 million; unfavorable currency effects, $2 million; and acquisitions, $1 million.

Operating Income improved 13%, or $15 million, from the prior-year quarter reflecting the price and volume improvements in business units other than Petroleum Additives which was comparable to 1994.

Equity in Earnings of Affiliates and Other Income declined about $8 million for the quarter. The Company no longer has an equity position in Huntsman Chemical Corporation and the 1994 quarter benefited from some one-time items.

Interest and Other Expense increased $2 million from higher interest expense associated with higher debt levels.

The higher effective tax rate for 1995, 32.5% versus 30.8%, is due to a reduction in reversals of prior year tax reserves and a change in the mix of income from lower to higher tax rate jurisdictions.

FINANCIAL CONDITION

Cash provided from operations amounts to $253 million for the nine-month period ended September 30, 1995; $41 million more than the corresponding 1994 period. The increase reflects higher earnings and lower working capital requirements.

Spending on plant and equipment amounted to $184 million. Spending for the year is expected to be in the $230 million range.

Share repurchases through September 30, 1995 amounted to approximately 2.6 million shares at a cost of $154 million. The Company has authorization to repurchase up to 1.8 million additional shares; and it remains management's intention to do so as market conditions warrant.

Net borrowings under short-term and long-term borrowing arrangements amounted to $140 million and were used to fund share repurchase and other investments.

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

NOTE B - Income Taxes

The provision for income taxes at the effective tax rates reconciles with the statutory U.S. Federal tax rate as follows:

                                                            Nine Months Ended
                                                               September 30
                                                            -----------------
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





Date November 10, 1995                       By /s/ Robert T. Jeffares
     -----------------                          ----------------------
                                                  Robert T. Jeffares
                                                  Executive Vice President and
                                                  Chief Financial Officer


Date November 10, 1995                       By /s/ Robert J. Smith
     -----------------                          ----------------------
                                                  Robert J. Smith, Controller