Form 10-K
period 1995-12-31
GREAT LAKES CHEMICAL CORP
filed 1996-03-27
CIK 43362

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1995
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

                            ----------------------

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

                            ----------------------

Securities registered pursuant to Section 12(g) of the Act:  None

                            ----------------------

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

                            ----------------------

As of March 4, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was $4,619,556,000.

As of March 4, 1996, 64,499,617 shares of the registrant's stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1995 Annual Report to Stockholders are incorporated by reference into Parts I, II and IV. Portions of the annual proxy statement dated March 29, 1996 are incorporated by reference into Part III.

                                     PART I

Item 1.    BUSINESS

GENERAL

Great Lakes Chemical Corporation is a Delaware corporation incorporated in 1933, having its principal executive offices in West Lafayette, Indiana. The Company's operations consist of one dominant industry segment - chemicals and allied products. Within this segment the Company is well diversified focusing on performance chemicals, water treatment chemicals, petroleum additives and specialized services and manufacturing. The corporate Profile on page 3 and the Review of Operations on pages 14 through 19 of the 1995 Annual Report to Stockholders are incorporated herein by reference.

The term "Great Lakes" as used herein means Great Lakes Chemical Corporation and its Subsidiaries unless the context indicates otherwise.

Net sales by Business Unit are set forth in the following table (dollars in millions):

Year ended December 31                                              1995             1994             1993
                                                                    ----             ----             ----
Flame Retardants                                                  $   300          $   265          $   240
Intermediates and Fine Chemicals                                      302              262              240
Petroleum Additives                                                   656              610              576
Polymer Stabilizers                                                   224              162               81
Specialized Services and Manufacturing                                460              383              294
Water Treatment                                                       419              383              361
                                                                  -------          -------          -------
Total Net Sales                                                   $ 2,361          $ 2,065          $ 1,792
                                                                  =======          =======          =======

PRODUCTS AND SERVICES

The following is a list of the principal products and services provided by Great Lakes:


                               FLAME RETARDANTS


                                                                     Plants &          Major Raw
Products & Services               Principal Markets                  Facilities        Materials
-------------------               -----------------                  ----------        ---------
Brominated and                    Computer and                      ElDorado, AR       Bromine
intumescent flame                 Business Equipment,               Newport, TN        Bisphenol A
retardants                        Consumer Electronics,             Aycliffe, U.K.     Diphenyl Oxide
                                  Textiles, Urethanes and
                                  Construction, Materials



                             POLYMER STABILIZERS

Antioxidants, UV                  Computer and Business             Persan, France           Alkylated
absorbers and Light               Equipment, Consumer               Catenoy, France            Phenols,
Stabilizers                       Electronics, Packaging            Waldkraiburg,            Methyl Acrylate,
                                  Textiles, Building and             Germany                 Phosphorus
                                  Construction, Transportation      Pedrengo, Italy            Trichloride
                                                                    Ravenna, Italy

                        INTERMEDIATES AND FINE CHEMICALS

                                                                     Plants &                Major Raw
Products & Services               Principal Markets                  Facilities              Materials
-------------------               ------------------                 ----------              ---------

Bromine, Bromine derivatives      Foundry Industry, Lube Oil        ElDorado, AR             Bromine,
and Bromine-based specialty       Refining, Pharmaceutical          Marysville, AR           Agricultural
chemicals, Furfural, Furfural     Industry, Agrochemical            Memphis, TN               By-Products
derivatives and Furfural-based    Industry, Electronics, Soil       Omaha, NE                Chlorine
specialty chemicals, including    Crop and Structural Pest          Belle Glade, FL
furfuryl alcohol ,                Control, Production of            Geel, Belgium
POLYMEG(R) Polyols and            Photographic Papers and           Halebank, U.K.
Methyl Bromide                    Films and Rubber                  Konstanz, Germany
                                  Compounds                         Newport, TN



                             PETROLEUM ADDITIVES


Antiknock octane boosters for     Major Oil Refineries and Fuel     Ellesmere Port, U.K.     Ethylene,
leaded gasoline, Cetane           Blenders Worldwide                Paimbouef, France        Lead, Salt,
number improvers, Multi-                                            Bussi, Italy             Electricity
functional gasoline and diesel                                      Newark, DE
fuel additives, Gasoline and
diesel detergents, Petroleum
anti-oxidants, stabilizers, and
corrosion inhibitors


                          WATER TREATMENT CHEMICALS

RECREATIONAL
Water sanitizers -                Pool and Spa Dealers and          Adrian, MI               BCDMH
BioGuard(R), OMNI(R),             Distributors, Mass Market         Conyers, GA              Chlorinated
Hydrotech(R), Guardex(R),         Retailers, Builders               Lake Charles, LA           Isocyanurates
Pool Time(R), AquaChem(R)                                           Munich, Germany          Calcium
Algicides, oxidizers, pH                                            39 U.S. Distribution       hypochlorite
balancers, mineral balancers                                          locations              Cyanuric acid
and specialty chemicals,
pool equipment

INDUSTRIAL
BromiCide(R) and LiquiBrom(TM)    Industrial Cooling Water          Adrian, MI               Bromine
Specialty Biocides,               Treatment, Industrial and         ElDorado, AR             Sodium Bromide
Biocide dispensing                Municipal Wastewater Treat-
equipment                         ment, Pulp and Paper and
                                  Food Processing


                     SPECIALIZED SERVICES AND MANUFACTURING

                                                                     Plants &                Major Raw
Products & Services               Principal Markets                  Facilities              Materials
-------------------               ------------------                 ----------              ---------
ENVIRO-ENERGY PERFORMANCE GROUP

Completion fluids, Sand           Worldwide Oil and Gas             Lafayette, LA            Bromine,
control and filtration,           Industry                          Aberdeen, U.K.           Zinc, Sodium,
Reservoir analysis,                                                 Stravanger, Norway       Calcium
Down-hole tools                                                     Anaco, Venezuela
                                                                    Villahermosa, Mexico

Waste management,                 Petrochemical Companies,          Greensboro, NC
Contamination assessment          Waste Management Firms,           Raleigh, NC
and remediation, Geotech-         Oil Refineries, Forest            Baton Rouge, LA
nical engineering, Resource       Product Companies,                Columbus, OH
recovery and material             Government Agencies               Houston, TX
handling

TOXICOLOGICAL SERVICES

All phases of nonclinical         Pharmaceutical, Chemical,         Ashland, OH
toxicological testing and         Veterinary, Medical, Agri-
bioanalytical services,           cultural, Food and Consumer
Design of specialized             Products Industries
toxicological, metabolic and
analytical chemistry programs

ENGINEERED SURFACE TREATMENTS

Dry film lubricants, corrosion    Aerospace, Automotive,            North Hollywood,         Molysulfide,
and abrasion-resistant, chip-     Railroad, Machine Tool,             CA                     Various solvents
and scuff-proof coatings,         All Manufacturing                 Fort Worth, TX              and resins
Electrically conductive           Industries                        Lombard, IL
coatings                                                            Roseville, MI

INTERNATIONAL TRADING

Organic and inorganic             Central and Eastern               Budapest, Hungary
chemicals, Plastic resins,        European Chemical
Finished agrochemicals and        Industry
fertilizers

FLUORINE CHEMISTRY

Fire extinguishing agent          Data Processing                   ElDorado, AR             Fluorine
FM-200(R), Organofluorine         Telecommunications
compounds, Fluorinated            Military
intermediates

1995 DEVELOPMENTS

The Corporate Profile on page 3 and the Review of Operations on pages 14 through 19 of the 1995 Annual Report to Stockholders are incorporated herein by reference.

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

International Operations

Great Lakes has a substantial presence in foreign markets. The Company's investment in foreign countries is principally in Western Europe and represents $1,312 million or 53 percent of total assets.

Sales to customers in foreign countries (primarily Europe and the Far East) amount to 64, 64 and 62 percent of total sales for the years ended December 31, 1995, 1994, and 1993, respectively. Approximately 14, 15, and 15 percent of these foreign sales, respectively for the three years shown, are products exported from the U.S., with the balance of the Company's international sales primarily being products manufactured and sold by the Company's European subsidiaries and branches. The profitability on foreign sales (including U.S. exports and foreign manufactured products, except Octel) approximates those for domestic operations. Because of value-added pricing, Octel's alkyl lead products have a higher profitability than do most of the Company's other products.

The geographic segment data contained in the note "Industry Segments and Foreign Operations" of Notes to Consolidated Financial Statements on page 37 of the 1995 Annual Report to Stockholders is incorporated herein by reference.

Customers and Distribution

During the last three years, no single customer accounted for more than 10 percent of Great Lakes' total consolidated sales. The Company has no material contracts or subcontracts with government agencies. A major portion of the Company's sales are sold to industrial or commercial users for use in the production of other products. Some products, such as recreational water treatment chemicals and supplies, are sold to a large number of retail pool stores, mass merchandizers and distributors. Some export sales are marketed through distributors and brokers.

The Company's business does not normally reflect any material backlog of orders at year-end.

Competition

Great Lakes is in competition with businesses producing the same or similar products as well as businesses producing products intended for similar use. There is one other major bromine producer in the United States which competes with the Company in varying degrees, depending on the product involved, with respect to the sale of bromine and bromine derivatives. There is also one major overseas manufacturer of bromine and brominated products. In addition, there are several small producers in the U.S. and overseas which are competitors in several individual products.
The Company is the major U.S. producer of furfural and furfuryl alcohol, and it enjoys a significant market position in every major geographic and product market in which it competes. The Company is a major producer of alkyl lead.
The Company competes with several manufacturers and distributors of swimming pool and spa chemicals and equipment. Through its Bio-Lab subsidiary, the Company operates 39 branch distribution outlets for chemicals and pool and spa equipment in the U.S. Products are differentiated by brand names to the retail, wholesale and mass merchandising markets.

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

Research and Development and Patents

Research and development expenditures are included in the note "Research and Development Expense" of the Notes to Consolidated Financial Statements on page 37 of the 1995 Annual Report to Stockholders and is incorporated herein by reference. The Company holds no patents, licenses, franchises or concessions which are essential to its operations.

Environmental and Toxic Substances Control

The Company recognizes its responsibility for the sound environmental management of its businesses and operations. In partial fulfillment of this responsibility, the Company's domestic chemical manufacturing operations subscribe to the comprehensive environmental stewardship program developed by the Chemical Manufacturers Association known as Responsible Care.

The Company is in material compliance with all environmental laws and regulations to which it is subject.

Employees

The Company has approximately 8,000 employees.

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

On March 21, 1995 a Consent Agreement was entered whereby the Company and the United States Environmental Protection Agency settled an action brought by the EPA under Section 15(1)(c) of TOSCA for a payment of $125,000 and the performance of $2,000,000 of environmentally beneficial capital projects at the Company's ElDorado, Arkansas, site. The Consent Agreement states that the Company does not admit the allegations made by the EPA.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended December 31, 1995.


                                    PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

As of March 4, 1996, there were approximately 4,400 registered holders of Great Lakes Common Stock. Additional information is contained in the 1995 Annual Report to Stockholders, under the captions "Stock Price Data" and "Cash Dividends Paid" on page 26 all of which are incorporated herein by reference.

Item 6.    SELECTED FINANCIAL DATA

This information is contained in the 1995 Annual Report to Stockholders, under the caption "Financial Review" on pages 20 and 21, and is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

"Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 22 through 26 of the 1995 Annual Report to Stockholders, is incorporated herein by reference.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements together with the report thereon of Ernst & Young LLP dated January 26, 1996, appearing on pages 27 through 38 and the "Quarterly Results of Operations" on page 39 of the 1995 Annual Report to Stockholders, are incorporated herein by reference.

Item 9.    DISAGREEMENT OF ACCOUNTING AND FINANCIAL DISCLOSURE

No change of auditors or disagreements on accounting methods have occurred which would require disclosure hereunder.


                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers
                                                                                                  Served as
Name and Age                          Office                                                     Officer Since
------------                          ------                                                     -------------
Robert B. McDonald, 59                President and Chief Executive Officer                         1981
Robert T. Jeffares, 60                Executive Vice President and Chief Financial Officer          1983
David A. Hall, 51                     Senior Vice President                                         1987
David R. Bouchard, 52                 Vice President, Flame Retardants                              1990
Steven D. Clark, 50                   Vice President, Technology                                    1995
L. Donald Simpson, 60                 Vice President, Intermediate and Fine Chemicals               1992
Lowell C. Horwedel, 63                Vice President                                                1984
Robert L. Hollier, 53                 Vice President                                                1991
J. Larry Robertson, 47                Vice President, Environment and Engineering                   1994
John B. Talpas, 52                    Vice President, Manufacturing                                 1988
Richard R. Ferguson, 44               Vice President, Treasurer and Assistant Secretary             1991
Mary P. McClanahan, 52                Corporate Secretary                                           1994
David C. Sanders, 52                  Associate Vice President, Research and Development            1990
Robert J. Smith, 49                   Corporate Controller                                          1993
Stephen E. Brewer,   46               Assistant Treasurer                                           1994
John V. Lacci, 44                     Assistant Secretary                                           1994

Information with respect to directors of the Company is contained under the heading "Proposal One: Election of Directors" in the Great Lakes' Proxy Statement relating to the 1996 Annual Meeting of Stockholders dated March 29, 1996, which is incorporated herein by reference.

Item 11.   EXECUTIVE COMPENSATION

The information under the heading "Executive Compensation and Other Information" in the 1996 Proxy Statement is incorporated by reference in this report.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 1996 Proxy Statement is incorporated by reference in this report.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the heading "Compensation Committee Interlocks and Insider Participation" in the 1996 Proxy Statement is incorporated by reference in this report.

                                    PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.       Financial Statements

The following Consolidated Financial Statements of Great Lakes Chemical Corporation and Subsidiaries and related notes thereto, together with the report thereon of Ernst & Young LLP dated January 26, 1996, appearing on pages 27 through 38 of the 1995 Annual Report to Stockholders, are incorporated by reference in Item 8:

    Consolidated Balance Sheets - December 31, 1995 and 1994
    Consolidated Statements of Income and Retained Earnings -
         Years ended December 31, 1995, 1994, and 1993
    Consolidated Statements of Cash Flows -
         Years ended December 31, 1995, 1994, and 1993
    Notes to Consolidated Financial Statements

    2.       Financial Statement Schedules

The following additional information is filed as part of this report and should be read in conjunction with the 1995 financial statements.

             Schedule II - Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

    3.       Exhibits

             13.   1995 Annual Report to Stockholders
             21. Subsidiaries - Incorporated herein by reference is the list of subsidiaries appearing on page 40 of the 1995 Annual Report to Stockholders
             23.   Consent of Independent Auditors

(b)          Reports on Form 8-K

The Company filed a Form 8-K on December 7, 1995 in connection with certain amendments to the By-Laws and Shareholder Rights Plan.

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


GREAT LAKES CHEMICAL CORPORATION
(Registrant)

Date March 11, 1996       /s/ Robert B. McDonald
     ---------------      ------------------------------------------------------
                          Robert B. McDonald, President and Chief Executive
                          Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Date March 11, 1996       /s/ Robert T. Jeffares
     ---------------      ------------------------------------------------------
                          Robert T. Jeffares, Executive Vice President
                          and Chief Financial Officer

Date March 11, 1996       /s/ Robert J. Smith
     ---------------      ------------------------------------------------------
                          Robert J. Smith, Corporate Controller
                          (Principal Accounting Officer)


                          William H. Congleton, Director

                          John S. Day, Director

                          Thomas M. Fulton, Director

                          Louis E. Lataif, Director

                          Richard H. Leet, Director

                          Martin M. Hale, Director


Date March 11, 1996       /s/ John V. Lacci
     ---------------      ------------------------------------------------------
                          John V. Lacci, General Counsel
                          as attorney in fact for the six Directors listed above

Date March 11, 1996       /s/ Robert B. McDonald
     ---------------      ------------------------------------------------------
                          Robert B. McDonald, Director

                                                                     SCHEDULE II


               GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED DECEMBER 31, 1995


                                                                 Additions
                                                    ----------------------------------
                                   Balance at
                                   Beginning        Charges to Costs     Charged to                          Balance at
Description                         of Period         and Expenses     Other Accounts      Deductions        End of Period
-----------                       ------------      ----------------   --------------      ----------         ---------
1995:
Reserve deducted from asset:
 Allowance for doubtful accounts
 receivable                        $    7,758,000      $    410,000     $  -0-            $  509,000 (B)      $  7,659,000
                                   --------------      ------------     -----------       ----------          ------------

Accumulated amortization of excess
 of investment over net assets of
 subsidiaries acquired             $   63,941,000      $ 22,601,000     $  (686,000) (C)  $ 2,547,000 (D)     $ 83,309,000
                                   --------------      ------------     -----------       -----------         ------------

1994:
Reserve deducted from asset:
 Allowance for doubtful accounts
 receivable                        $    7,088,000      $  1,174,000     $  -0-            $   504,000 (B)     $  7,758,000
                                   --------------      ------------     -----------       -----------         ------------

Accumulated amortization of excess
 of investment over net assets of
 subsidiaries acquired             $   43,242,000      $ 20,699,000     $  -0-            $    -0-            $ 63,941,000
                                   --------------      ------------     -----------       -----------         ------------

1993:
Reserve deducted from asset:
 Allowance for doubtful accounts
 receivable                        $    4,317,000      $  2,833,000     $ 2,005,000 (A)  $ 2,067,000 (B)     $  7,088,000
                                   --------------      ------------     -----------      -----------         -------------

Accumulated amortization of excess
 of investment over net assets of
 subsidiaries acquired             $   25,272,000      $ 17,970,000     $  -0-            $    -0-           $ 43,242,000
                                   --------------      ------------     -------------     ------------       -------------



(A)  Reserve balance of Bayrol and Lowi at date of acquisition.
(B) Uncollectible accounts receivable written off, net of recoveries and foreign currency translation.
(C)  Reclassify OSCA and Chemol intangible amortization.
(D)  Foreign currency translation.