Form 10-Q
period 1996-03-31
GREAT LAKES CHEMICAL CORP
filed 1996-05-13
CIK 43362

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended March 31, 1996
                         Commission file number 1-6450

                        GREAT LAKES CHEMICAL CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                        95-1765035
     (State or other jurisdiction of                         (IRS Employer
     incorporation or organization)                          Identification No.)

     ONE GREAT LAKES BOULEVARD
     P. O. BOX 2200
     WEST LAFAYETTE, INDIANA                                         47906
     (Address of principal executive offices)                      (Zip Code)

        Registrant's telephone number, including area code  317-497-6100
                      -----------------------------------


                                Not Applicable
   -------------------------------------------------------------------------

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


                                                   Yes    X
                                                        -----
                                                   No
                                                        -----



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


One Class - 64,529,306                             Shares as of March 31, 1996

Part 1 - Financial Statements

               GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                    March 31       December 31
                                                                     1996            1995
                                                                    --------       -----------
                                                                    (thousands of dollars)
Assets

Current Assets
  Cash and cash equivalents                                      $  190,446       $  180,970
  Accounts receivable, less allowance
    of $7,520 (1995 - $7,659)                                       539,648          527,014

  Inventories
    Finished products                                               309,691          260,293
    Raw materials                                                    78,383           82,297
    Supplies                                                         34,978           33,377
                                                                 ----------       ----------
     Total inventories                                              423,052          375,967

  Prepaid Expenses                                                   32,856           41,060
                                                                 ----------       ----------


  Total current assets                                            1,186,002        1,125,011

Plant and Equipment                                               1,304,317        1,278,332
  Less allowance for depreciation                                  (522,662)        (513,021)
                                                                 ----------       ----------
    Net plant and equipment                                         781,655          765,311

Excess of Investment over Net Assets of
  Subsidiaries Acquired                                             413,049          416,632

Investments in and Advances to
  Unconsolidated Affiliates                                          72,968           72,587


Other Assets                                                        103,646           89,328
                                                                 ----------       ----------

                                                                 $2,557,320       $2,468,869
                                                                 ==========       ==========

               GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                                                 March 31           December 31
                                                                                  1996                 1995
                                                                                --------            -----------
                                                                                    (thousands of dollars)
Liabilities and Stockholders' Equity

Current Liabilities
     Notes payable                                                             $    3,085           $    6,309
     Accounts payable                                                             174,915              198,490
     Accrued expenses                                                             107,685              108,414
     Income taxes                                                                 172,747              128,891
     Dividends payable                                                              7,744                7,430
     Current portion of long-term debt                                             17,659               15,891
                                                                               ----------           ----------


     Total current liabilities                                                    483,835              465,425

Long-Term Debt, less Current Portion                                              379,126              340,145

Other Non-Current Liabilities                                                     122,332              126,820

Deferred Income Taxes                                                              90,485               88,540

Minority Interest                                                                  30,696               31,756

Stockholders' Equity
     Common stock, $1 par value, authorized
         200,000,000 shares, issued
         72,188,906 shares
         (1995 - 72,109,477 shares)                                                72,189               72,109
     Paid-in capital                                                              114,336              113,647
     Retained earnings                                                          1,737,313            1,678,834
     Cumulative translation adjustment                                            (36,677)             (23,179)
     Treasury stock at cost 7,659,600
         shares (1995 -7,505,100 shares)                                         (436,315)            (425,228)
                                                                               ----------           ----------

     Total stockholders' equity                                                 1,450,846            1,416,183
                                                                               ----------           ----------

                                                                               $2,557,320           $2,468,869
                                                                               ==========           ==========

               GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


                                                                                     Three Months Ended
                                                                                           March 31
                                                                                      ------------------
                                                                                  1996                   1995
                                                                                  -----                  ----
                                                                                 (thousands of dollars
                                                                                  except per share data)
Net Sales                                                                     $   536,960            $   569,035

Operating Expenses
  Cost of products sold                                                           351,223                385,389
  Selling, administrative
    and research expenses                                                          68,985                 71,316
                                                                               ----------             ----------
                                                                                  420,208                456,705
                                                                               ----------             ----------
Income from Operations                                                            116,752                112,330
Equity in Earnings of
 Affiliates and Other Income                                                        7,578                  6,565
Interest and Other Expenses                                                        16,393                  9,702

Minority Interest in Income
 of Subsidiaries                                                                    7,615                  7,966
                                                                               ----------             ----------
Income Before Taxes                                                               100,322                101,227

Income Taxes                                                                       34,100                 32,900
                                                                               ----------             ----------
Net Income                                                                    $    66,222            $    68,327
                                                                              ===========            ===========

Net Income per Share                                                          $      1.03            $      1.02
                                                                              ===========            ===========

Dividends Declared per Share                                                  $     0.120            $     0.105
                                                                              ===========            ===========

Average Shares Outstanding                                                     64,514,991             66,760,016

               GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Three Months Ended
                                                                                                 March 31
                                                                                           ------------------
                                                                                           1996          1995
                                                                                           -----        ------
                                                                                           (thousands of dollars)
OPERATING ACTIVITIES
    Net Income                                                                         $ 66,222          $  68,327
    Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                                                      30,423             27,595
        Changes in deferred items and other                                               3,534              3,799
                                                                                       --------          ---------
        Cash provided by operations
       excluding changes in working capital                                             100,179             99,721
        Changes in working capital other than
       debt net of effects from business
            combinations                                                                (38,919)           (47,905)
                                                                                       --------          ---------
Net Cash Provided by Operating Activities                                                61,260             51,816

INVESTING ACTIVITIES
      Plant and equipment additions                                                     (52,279)           (50,364)

      Business combinations, net of cash
      acquired                                                                           (5,011)            (2,766)

      Other                                                                             (10,207)            (4,816)
                                                                                       --------          ---------
Net Cash Used in Investing Activities                                                   (67,497)           (57,946)

FINANCING ACTIVITIES
    Net (repayment) borrowings under
    short-term credit lines                                                              (3,096)             1,808

    Net increase in commercial paper
      and other long-term obligations                                                    41,581            131,702
    Net increase (decrease) in other
    non-current liabilities                                                              (2,927)             3,020
    Minority Interest                                                                      (668)             1,714
    Repurchase of common stock                                                          (11,086)           (69,452)

    Cash dividends declared                                                              (7,744)            (6,945)
                                                                                       --------          ---------
Net Cash Provided by Financing Activities                                                16,060             61,847
Effect of Exchange Rate Changes on Cash
    and Cash Equivalents                                                                   (347)             3,705
                                                                                       --------          ---------
Increase in Cash and Cash Equivalents                                                     9,476             59,422
Cash and Cash Equivalents at
    Beginning of Year                                                                   180,970            144,666
                                                                                       --------          ---------
Cash and Cash Equivalents at End of
    Period                                                                             $190,446          $ 204,088
                                                                                       ========          =========


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996


RESULTS OF OPERATIONS

Sales for the quarter amounted to $537 million, down $32 million from the prior-year quarter. Sales by business unit were as follows (in millions):

                                                         1996                 1995             Increase
                                                   ----------------    ----------------
                                                    $          %         %          %         (Decrease)
                                                   ----       ----      ----       ----       ----------
Flame Retardants                                   $  70        13    $   74       13            (5)%

Intermediates &
    Fine Chemicals                                    73        14        70       12             4

Petroleum Additives                                  144        27       153       27            (6)

Polymer Stabilizers                                   60        11        59       10             2
Specialized Services &
    Manufacturing                                     88        16       118       21           (25)

Water Treatment                                      102        19        95       17             7
                                                     ---       ---       ---      ---            --
                                                    $537       100      $569      100            (6)%
                                                    ====       ===      ====      ====           ====

Factors influencing the lower sales are shown below (in millions):

         Selling Prices                               $10
         Volume                                       (33)
         Acquisitions                                   1
         Dispositions                                  (5)
         Foreign Exchange                              (5)
                                                      ---
                                                     ($32)

Flame Retardants sales declined $4 million from the prior-year quarter. Contributing to the shortfall in sales were weakness in the worldwide polymers markets and shortness in tetrabrom supply. Weather conditions in the U.S. disrupted plant operations, and our new facility in Israel did not come on stream as quickly as anticipated. Tetrabrom demand continues to outpace supply, and we will be expanding capacity in Israel during the year.

Intermediates and Fine Chemicals sales gained about $3 million from 1995 levels. The improvement reflects gains in all product lines except fine chemicals where production schedules are geared to the latter part of the year. Demand for furfural and derivatives continues to exceed supply. Price improvements achieved were offset in part by lower volume resulting from raw material shortages.

Petroleum Additives sales were off $9 million from a year ago. Price improvements in the 4 percent range reflect a mix of sales skewed to lower priced regions. Volume declines exceeded the expected range due to the timing of shipments. The mix of retail to wholesale compound sales was 73/27 compared to 70/30 in the first quarter of 1995. Expectations for the year are that price increases will be about 7% and volume declines will be on the high side of the expected 7% to 10% trend line.

Polymer Stabilizers sales improved about $1 million from last year. The decline in the business unit's rate of improvement reflects the aforementioned overall weakness in the marketplace. Recent monthly sales results indicate an improving picture.

Specialized Services and Manufacturing sales are down $30 million of which $26 million is in our Eastern European trading organization, Chemol. Continuing industry privatizations has resulted in Chemol losing major suppliers. The ongoing federal government budget stalemate continues to negatively impact our environmental contracting and consulting business. That decline is, in part, offset by the continued expansion of FM200 as the preferred halon replacement for fire suppression.

Water Treatment posted a $7 million sales gain due to strong industrial water treatment chemical sales, improved equipment sales, and a recent acquisition in South Africa. Protracted winter weather conditions has held recreational water treatment chemicals sales to the year-ago levels.

Gross Profits expanded despite the downturn in sales. Gross profits amounted to $186 million, or 34.6 percent of sales, representing gains of $2 million and
2.3 percentage points, respectively. The improvements reflect that sales losses were primarily in low profitability areas and, more importantly, that selling price improvements are being maintained and manufacturing costs are being effectively controlled.

Selling, Administrative and Research expenses decreased $2 million in absolute terms. However, due to the decline in sales, SAR rose about 0.3 percentage points to 12.8 percent of sales.

Income from Operations amounted to $117 million, an increase of 3.9 percent over 1995. An 11 percent improvement in the core business units was offset in part by a decline in petroleum additives business.

Equity in Earnings of Affiliates and Other Income of $8 million improved slightly over 1995 due to the receipt of a one- time job creation grant to the U.K.

Other Expense of $16 million increased about $7 million from 1995 as interest expense doubled due to increased borrowing, accelerated amortization of Octel goodwill to achieve a better matching of cost and revenues, and some one- time costs associated with a project cancellation.

Income taxes increased over the prior year due to a higher effective tax rate resulting from a greater proportion of earnings in more highly taxed jurisdictions and a reduction in the reversal of prior-year tax reserves.

Net Income declined about $2 mllion from the prior year. Earnings per share, compared to the year-ago quarter, benefited about $0.03 from the share repurchase program.

FINANCIAL CONDITION

Cash provided from operations in the quarter amounted to $61 million, about $9 million better than the prior-year period. Reduced working capital requirements accounts for the majority of the improvement.

Plant and equipment additions amounted to $52 million. Spending is focused on capacity expansions including a polymer stabilizers facility in the U.S. and expansion of PTMEG capacity in Memphis. For the year, capital spending is expected to be about $200 million.

During the quarter, the Company repurchased 154,500 shares of common stock at a cost of $11 million. As of March 31, 1996, the Company is authorized to repurchase up to 1.5 million additional shares. It is management's intention to do so as market conditions warrant.

Borrowing amounted to about $42 million and was used to fund capital additions and share repurchases.

A cash dividend of $0.12 was declared during the quarter and paid on April 30, 1996 for a total of $7.7 million.

Recently, the Company agreed to settle certain issues relating to income tax returns for the years 1989, 1990 and 1991. The settlement will result in a cash payment of approximately $40 million during 1996. The settlement will have no impact on current earnings as the Company provided for the items at issue in prior years.

OTHER MATTERS

On May 4, 1996, the Company entered into a Pre-Acquisition Agreement with Nowsco Well Service Ltd. (Nowsco) pursuant to which Great Lakes will make an offer to purchase all of the outstanding shares of Nowsco at a price of Cdn. $30.90 per share payable in cash. There are approximately 22.5 million shares outstanding, giving the bid an aggregate value of approximately Cdn. $695 million (U.S. $502 million). The offer follows a competing bid for Nowsco made by BJ Services Company of Houston, Texas, at a price of Cdn. $27.00 per share.

Great Lakes' offer will be conditional upon at least 66 2/3 percent of the outstanding Nowsco shares (on a diluted basis) being deposited under the offer. Upon completion of the offer, Great Lakes intends to seek to acquire, at the offer price, all common shares of Nowsco that remain outstanding through a subsequent compulsory acquisition or a "going private transaction." The offer will also be conditional upon, among other things, the receipt of approval under the Investment Canada Act on terms satisfactory to Great Lakes, as well as all other requisite regulatory approvals. In addition, it will be a condition of the offer that there shall not have occurred any breach or termination of the Pre-Acquisition Agreement. The Pre- Acquisition Agreement provides for the payment by Nowsco of certain fees to Great Lakes upon the occurrence of certain events. The Company has entered into a commitment letter with Chase Manhattan Bank N.A. to establish a credit facility providing for borrowings of up to $600 million to finance the offer.

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

For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B - Income Taxes

The provision for income taxes at the effective tax rates reconciles with the statutory U.S. Federal tax rate as follows:

                                                                         Three Months Ended
                                                                              March 31
                                                                         ------------------
                                                                     1996                    1995
                                                                     ----                    ----
Statutory U.S. Federal tax rate                                       35.0%                    35.0%
Decrease in taxes relating to
  various minor items                                                 (1.0)                    (2.5)
                                                                      ----                     ----
                                                                      34.0%                    32.5%
                                                                      ====                     ====


Item 4.          Submission of Matters to a Vote of Security Holder

At the Company's annual shareholder meeting held on May 2, 1996, one item was submitted to a vote of the security holders, which is more fully described in the Company's proxy statement dated March 29, 1996. As set forth below, the item was approved.

1.       To elect two directors to serve until the 1999 Annual Meeting:


         Director                                        For                       Withheld
         --------                                        ---                       --------
         Thomas M. Fulton                             56,322,554                    682,254
         Robert B. McDonald                           56,341,376                    663,432


Part II.  Other Financial Information

Item 6.  Exhibits and Reports on Form 8-K

The Company filed a form 8-K on May 4, 1996, in connection with a Pre-Acquisition Agreement with Nowsco Well Services Ltd.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date May 13, 1996                                  By /s/ Robert T. Jeffares
                                                      ----------------------------
                                                      Robert T. Jeffares
                                                      Executive Vice President and
                                                      Chief Financial Officer

Date May 13, 1996                                  By /s/ Robert J. Smith
                                                       -------------------------
                                                      Robert J. Smith, Controller
