Form 10-Q
period 1996-06-30
GREAT LAKES CHEMICAL CORP
filed 1996-08-12
CIK 43362

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 1996
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

                               ----------------


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


One Class - 63,670,067                               Shares as of June 30, 1996

Part 1 - Financial Statements

               GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                      June 30          December 31
                                                       1996              1995
                                                    ----------         ----------
                                                       (thousands of dollars)
Assets

Current Assets
  Cash and cash equivalents                         $  116,051         $  180,970
  Accounts receivable, less allowance
    of $8,001 (1995 - $7,659)                          547,895            527,014

  Inventories
    Finished products                                  323,995            260,293
    Raw materials                                       79,329             82,297
    Supplies                                            34,655             33,377
                                                    ----------         ----------
     Total inventories                                 437,979            375,967

  Prepaid Expenses                                      32,613             41,060
                                                    ----------         ----------

  Total current assets                               1,134,538          1,125,011

Plant and Equipment                                  1,312,005          1,278,332
  Less allowance for depreciation                     (535,281)          (513,021)
                                                    ----------         ----------
    Net plant and equipment                            776,724            765,311

Excess of Investment over Net Assets of
  Subsidiaries Acquired                                418,235            416,632

Investments in and Advances to
  Unconsolidated Affiliates                             74,434             72,587

Other Assets                                            95,453             89,328
                                                    ----------         ----------
                                                    $2,499,384         $2,468,869
                                                    ==========         ==========

              GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                 June 30            December 31
                                                                                  1996                 1995
                                                                               ----------           ----------
                                                                                   (thousands of dollars)
Liabilities and Stockholders' Equity

Current Liabilities
  Notes payable                                                                $    2,881           $    6,309
  Accounts payable                                                                172,215              198,490
  Accrued expenses                                                                118,830              108,414
  Income taxes                                                                    149,618              128,891
  Dividends payable                                                                 9,551                7,430
  Current portion of long-term debt                                                15,486               15,891
                                                                               ----------           ----------

  Total current liabilities                                                       468,581              465,425

Long-Term Debt, less Current Portion                                              387,543              340,145

Other Non-Current Liabilities                                                      57,596              126,820

Deferred Income Taxes                                                              93,158               88,540

Minority Interest                                                                  38,495               31,756

Stockholders' Equity
  Common stock, $1 par value, authorized
    200,000,000 shares, issued
    72,423,089 shares
    (1995 - 72,109,477 shares)                                                     72,423               72,109
  Paid-in capital                                                                 114,400              113,647
  Retained earnings                                                             1,805,706            1,678,834
  Cumulative translation adjustment                                               (30,557)             (23,179)
  Treasury stock at cost 8,753,022 shares
      (1995 - 7,505,100 shares)                                                  (507,961)            (425,228)
                                                                               ----------           ----------
  Total stockholders' equity                                                    1,454,011            1,416,183
                                                                               ----------           ----------
                                                                               $2,499,384           $2,468,869
                                                                               ==========           ==========

               GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


                                                             Three Months Ended               Six Months Ended
                                                                   June 30                         June 30
                                                         ---------------------------      --------------------------
                                                           1996            1995              1996          1995
                                                         --------        --------         ----------    ----------
                                                                   (in thousands except per share data)
Net Sales                                                $594,949        $640,851         $1,131,909    $1,209,886

Operating Expenses
  Cost of products sold                                   396,101         430,576            747,324       815,965
  Selling, administrative
    and research expenses                                  72,381          74,715            141,366       146,031
                                                         --------        --------         ----------    ----------
                                                          468,482         505,291            888,690       961,996
                                                         --------        --------         ----------    ----------
Income from Operations                                    126,467         135,560            243,219       247,890

Equity in Earnings of
 Affiliates and Other
 Income                                                    27,021           7,936             34,599        14,501

Interest and Other Expenses                                28,067          18,710             44,460        28,412

Minority Interest in Income
 of Subsidiaries                                            7,263           8,515             14,878        16,481
                                                         --------        --------         ----------    ----------
Income Before Taxes                                       118,158         116,271            218,480       217,498

Income Taxes                                               40,200          37,800             74,300        70,700
                                                         --------        --------         ----------    ----------
Net Income                                               $ 77,958        $ 78,471         $  144,180    $  146,798
                                                         ========        ========         ==========    ==========

Net Income per Share                                     $   1.20        $   1.20         $     2.23    $     2.22
                                                         ========        ========         ==========    ==========

Dividends Declared per Share                             $   .150        $   .105         $      .27    $      .21
                                                         ========        ========         ==========    ==========
Average Shares Outstanding                                 63,971          65,240             64,627        65,996


              GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Six Months Ended
                                                                                            June 30
                                                                                  ---------------------------
                                                                                     1996              1995
                                                                                  ----------          -------
                                                                                     (thousands of dollars)
OPERATING ACTIVITIES
    Net Income                                                                    $ 144,180          $ 146,798
    Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                                                  61,198             55,132
      Changes in deferred items and other                                             6,743              3,395
                                                                                  ---------          ---------
      Cash provided by operations
       excluding changes in working capital                                         212,121            205,325
      Changes in working capital other than
       debt, net of effects from business
       combinations                                                                 (72,412)           (66,674)
                                                                                  ---------          ---------
Net Cash Provided by Operating Activities                                           139,709            138,651

INVESTING ACTIVITIES
    Plant and equipment additions                                                  (108,773)          (126,244)
    Business combinations, net of cash
     acquired                                                                       (23,172)           (27,806)
    Other                                                                           (10,910)             2,875
                                                                                  ---------          ---------
Net Cash Used in Investing Activities                                              (142,855)          (151,175)

FINANCING ACTIVITIES
    Net (repayment) and borrowings under
      short-term credit lines                                                        (3,177)             1,745
    Net increase in commercial paper
      and other long-term obligations                                                47,914            162,072
    Net increase (decrease) in other
      non-current liabilities                                                        (6,690)                99
    Minority interest                                                                 1,446                432
    Repurchases of common stock                                                     (82,733)          (153,630)
    Cash dividends declared                                                         (17,294)           (13,749)
                                                                                  ---------          ---------

Net Cash Used in Financing Activities                                               (60,534)            (3,031)

Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                                                               (1,239)             1,502
                                                                                  ---------          ---------
Decrease in Cash and Cash Equivalents                                               (64,919)           (14,053)

Cash and Cash Equivalents at
    Beginning of Year                                                               180,970            144,666
                                                                                  ---------          ---------
Cash and Cash Equivalents at End of
    Period                                                                        $ 116,051          $ 130,613
                                                                                  =========          =========

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION
                    FOR THE SIX MONTHS ENDED JUNE 30, 1996

RESULTS OF OPERATIONS

Second quarter sales of $595 million declined $46 million from the $641 million reported in the 1995 quarter. Net income of $78 million, or $1.20 per share, is unchanged from 1995.

Six-month sales of $1.1 billion declined 6 percent from the $1.2 billion realized in 1995. Net income for the period amounted to $144 million, or $2.23 per share, compared to $147 million, or $2.22 per share reported for the first half of 1995.

Comparative sales by business unit are shown in the following table
($-millions):

                                                Second Quarter                       Year-To-Date
                                          --------------------------          ---------------------------
                                          1996      1995      Change           1996        1995    Change
                                          ----      ----      ------          ------      ------   ------
Flame Retardants                          $ 75      $ 75        -- %          $  145      $  149     (3)%
Intermediates &
    Fine Chemicals                          71        78        (9)%             144         148     (3)%
Petroleum Additives                        139       161       (14)%             283         314    (10)%
Polymer Stabilizers                         63        59         7 %             123         118      4 %
Specialized Services                        86       121       (29)%             174         239    (27)%
Water Treatment                            161       147        10 %             263         242      9 %
                                          ----      ----       ---            ------      ------    ---
                                          $595      $641        (7)%          $1,132      $1,210     (6)%
                                          ====      ====       ===            ======      ======    ===

On an overall basis, the decline in sales is attributable to:

                                             Second
                                             Quarter        Year-To-Date
                                             -------        ------------
Selling Price                                  $ 18              $ 28
Volume                                          (44)              (77)
Acquisitions                                     --                 1
Foreign Exchange                                (13)              (18)
Dispositions                                     (7)              (12)
                                               ----              ----
                                               $(46)             $(78)
                                               ====              ====


Flame Retardants - While comparable to the prior-year quarter, sales strengthened by 7 percent from this year's first quarter. Compared to a year ago, end-market demand in automotive, wire and cable and electronics industries, particularly in Europe, was sluggish. Product price improvements are being maintained; however, the weakening of the Japanese yen relative to the dollar negatively impacted sales.

Intermediates and Fine Chemicals - Weak demand for furfuryl alcohol due to contraction in the foundry industry was the chief factor in sales declining. Price increases achieved in the latter part of 1995 have so far been maintained. Other product lines, Ag Chemicals, Bromine and Derivatives, and Fine Chemicals, showed improvement in both volumes and prices.

Petroleum Additives - Sales declined about $22 million from the prior-year quarter. Lower bulk sales to the Near East, political and financing issues in Russia and Algeria, and the effect of inventory adjustments by certain customers resulted in a retail volume decline of approximately 26% from the year-ago quarter. Retail prices increased about 9 percent from the prior-year quarter which is in line with trend expectations and substantially improved from the 1996 first quarter which was negatively effected by the regional mix of sales. Wholesale volume and prices registered improvement during the period. The relationship of retail to wholesale volume was 63/37 in the quarter compared to 73/27 in the prior year. For the first six months of 1996, retail volumes are off about 17 percent from a year ago while prices are up about 7 percent. To date, the relationship of retail to wholesale sales volume is just under the expected norm of 70/30. The non-lead fuel additives business is enjoying strong demand for functional products and fuel formulations resulting in double-digit sales growth. General chemical sales improved; however, sales of a new intermediate were less than expected as the customer ramp up is proceeding slower than predicted.

Polymer Stabilizers - The 7 percent sales improvement in the quarter, compared to a year ago, is primarily attributable to price improvements offset in part by weakening of the German mark and related currencies vis-a-vis the dollar. The business unit has experienced a steady improvement in sales since hitting a low in the third quarter of 1995, reflecting a recovery in the key end-user markets.

Specialized Services and Manufacturing - Virtually all of the quarter's sales decline is attributable to Chemol, our Eastern European trading organization. Industry privatization has resulted in the loss of key suppliers. All other businesses in this unit, except the environmental contracting and consulting operations, registered improvements. Environmental operations continue to be negatively impacted by reduced federal government spending.

Water Treatment - Recreational water treatment sales in both the U.S. and Europe gained momentum due to improved weather conditions.

Gross Profits of $199 million are $11 million lower than the year-earlier period; however, as a percentage of sales, margins improved 0.6 percentage points to 33.4 percent as the lost sales were mainly in lower margin products. The drop in gross profits reflects the impact of volume declines offsetting price improvements and the negative impacts of higher operating costs, reduced production volume and negative currency effects.

Selling, Administrative, and Research expenses for the second quarter amounted to $72 million, or about $2 million lower than the prior-year quarter. As a result of lower sales, SAR, as a percent to sales, increased 0.6 percentage points to 12.2 percent.

Operating Income of $126 million was approximately $9 million lower than the 1995 second quarter. The contribution of core businesses exceeded 50 percent of total operating income.

Other Income includes a gain of $19 million, net of expenses, as a result of Nowsco Well Services, Ltd. accepting an acquisition offer that Great Lakes was unwilling to meet. Excluding the aforementioned gain, other income is equivalent to the prior-year period.

Other Expenses includes a special charge of $13.5 million primarily related to environmental remediation cost associated with a former plant site sold by the company in the early 1980's. Exclusive of the special charge, other expenses declined slightly.

The company's effective tax rate increased over the year-ago period due to a greater proportion of earnings in higher-taxed jurisdictions and a reduction in the reversal of prior-year reserves. The higher tax rate increased income tax expense about $2 million.

FINANCIAL CONDITION

Cash provided from operations amounts to $140 million for the six months, $1 million more than the prior-year period. Increased non-cash charges offset lower earnings and an expansion of working capital.

Trade accounts receivable have declined $34 million compared to June 1995 as a result of lower sales. Day sales outstanding remain constant at 79 days.

Inventories at $438 million are $68 million higher than they were a year ago. The increase is primarily attributable to building Petroleum Additives inventories in line with anticipated second half sales and increasing Intermediates and Fine Chemicals inventories in light of anticipated tight supplies of furfural.

Plant and equipment additions amounted to $109 million, approximately $17 million lower than the prior-year period. Spending remains focused on capacity expansions for polymer stabilizers at the company's Newport, Tennessee, site and a PTMEG plant in Memphis. For the year, capital spending is expected to be about $200 million.

During the second quarter of 1996, the company applied $62 million of deferred revenue related to pre-payments for products from a dedicated plant against the book value of that facility as it has been agreed with the customer that production will not be resumed. A portion of the plant is being converted to Polymer Stabilizer production with production scheduled to start up in the fourth quarter.

During the first six months, the company acquired 1.2 million shares of common stock at a cost of $83 million, or $66.28 per share. As of June 30, 1996 the company is authorized to repurchase up to an additional 0.4 million shares. It is management's intention to do so as conditions warrant.

Borrowings amounted to $48 million and were used to fund share repurchases and capital additions.

A cash dividend of $.15 per share was declared during the quarter and paid on July 30, 1996 for a total of $9.6 million. The second quarter dividend represented a 25 percent increase over the first quarter of the year.

In the quarter the company settled certain issues relating to tax returns for the years 1989, 1990 and 1991. The settlement will result in payments totaling $40 million during the year of which $38 million has been paid to date. The settlement will have no impact on earnings as the company provided for the items in prior years.

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

NOTE B - INCOME TAXES

The provision for income taxes at the effective tax rates reconciles with the statutory U.S. Federal tax rate as follows:

                                                       Six Months Ended
                                                           June 30
                                                      -----------------
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
                                                      ====         ====

NOTE C - OTHER NON-CURRENT LIABILITIES

Deferred revenues of $62 million related to pre-payment for products to be delivered to a major customer from a dedicated production facility were applied against the book value of the facilities as it has been agreed with the customer that production at the facility will not be resumed.

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





Date August 9,1996                             By /s/ Robert T. Jeffares
                                                  ----------------------------
                                                  Robert T. Jeffares
                                                  Executive Vice President and
                                                  Chief Financial Officer




Date August 9, 1996                            By /s/ Robert J. Smith
                                                  ----------------------------
                                                  Robert J. Smith, Controller