Form 10-Q
period 1996-09-30
GREAT LAKES CHEMICAL CORP
filed 1996-11-12
CIK 43362

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                            ------------------------

                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1996
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

                              ------------------

                                Not Applicable
        --------------------------------------------------------------------
        Former name, former address and former fiscal year, if changed since last report.



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                  Yes    X
                                      -------
                                  No
                                      -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


One Class - 63,276,310                          Shares as of September 30, 1996

Part 1 - Financial Statements
-----------------------------

               GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               --------------------------------------------------


                                                            September 30     December 31
                                                                1996            1995
                                                            ------------     -----------
                                                               (thousands of dollars)

Assets

Current Assets
 Cash and cash equivalents                             $     141,249      $       180,970
 Accounts receivable, less allowance
    of $9,159 (1995 - $7,659)                                515,630              527,014

 Inventories
    Finished products                                        286,871              260,293
    Raw materials                                             83,764               82,297
    Supplies                                                  37,129               33,377
                                                       -------------     ----------------
    Total inventories                                        407,764              375,967

 Prepaid Expenses                                             31,734               41,060
                                                       -------------     ----------------


  Total current assets                                     1,096,377            1,125,011

Plant and Equipment                                        1,376,915            1,278,332
 Less allowance for depreciation                            (553,685)            (513,021)
                                                       -------------     ----------------
    Net plant and equipment                                  823,230              765,311

Excess of Investment over Net Assets of
 Subsidiaries Acquired                                       410,315              416,632

Investments in and Advances to
 Unconsolidated Affiliates                                    74,320               72,587



Other Assets                                                  95,516               89,328
                                                       -------------      ---------------

                                                       $   2,499,758      $     2,468,869
                                                       =============      ===============




               GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
              --------------------------------------------------

                                                      September 30         December 31
                                                          1996                 1995
                                                      ------------         ------------
                                                            (thousands of dollars)

Liabilities and Stockholders' Equity

Current Liabilities
 Notes payable                                        $        473        $       6,309
 Accounts payable                                          164,631              198,490
 Accrued expenses                                          109,115              108,414
 Income taxes                                              171,398              128,891
 Dividends payable                                           9,491                7,430
 Current portion of long-term debt                          15,510               15,891
                                                      ------------        -------------


 Total current liabilities                                 470,618              465,425

Long-Term Debt, less Current Portion                       346,883              340,145

Other Non-Current Liabilities                               54,635              126,820

Deferred Income Taxes                                       95,249               88,540

Minority Interest                                           41,722               31,756

Stockholders' Equity
 Common stock, $1 par value, authorized
   200,000,000 shares, issued
   72,442,410 shares
   (1995 - 72,109,477 shares)                               72,442               72,109
 Paid-in capital                                           114,816              113,647
 Retained earnings                                       1,864,575            1,678,834
 Cumulative translation adjustment                         (29,144)             (23,179)
 Treasury stock at cost 9,166,100 shares
     (1995 - 7,505,100 shares)                            (532,038)            (425,228)
                                                      ------------        -------------

 Total stockholders' equity                              1,490,651            1,416,183
                                                      ------------        -------------

                                                      $  2,499,758        $   2,468,869
                                                      ============        =============

\


               GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
              --------------------------------------------------


                                 Three Months Ended            Nine Months Ended
                                   September 30                  September 30
                            --------------------------  -------------------------------
                               1996        1995               1996           1995
                            ----------- -------------  -----------------  ------------
                                      (in thousands except per share data)

Net Sales                     $564,355          $586,224    $  1,696,264   $1,796,110

Operating Expenses
  Cost of products sold        371,531           385,084       1,118,855    1,201,049
  Selling, administrative
    and research expenses       70,998            73,787         212,364      219,818
                              --------          --------    ------------   ----------
                               442,529           458,871       1,331,219    1,420,867
                              --------          --------    ------------   ----------
Income from Operations         121,826           127,353         365,045      375,243

Equity in Earnings of
 Affiliates and Other
 Income                          6,374             5,613          40,973       20,114

Interest and Other Expenses     16,178            14,148          60,638       42,560

Minority Interest in Income
 of Subsidiaries                 8,477             8,954          23,355       25,435
                              --------          --------    ------------   ----------

Income Before Taxes            103,545           109,864         322,025      327,362

Income Taxes                    35,200            35,700         109,500      106,400
                              --------          --------    ------------   ----------

Net Income                    $ 68,345          $ 74,164    $    212,525   $  220,962
                              ========          ========    ============   ==========

Net Income per Share          $   1.09             $1.15    $       3.32        $3.37
                              ========          ========    ============   ==========

Dividends Declared per
Share                         $   .150          $   .115    $       .420   $     .325
                              ========          ========    ============   ==========

Average Shares Outstanding      63,410            64,733          63,966       65,570

               GREAT LAKES CHEMICAL CORPORATION AND SUBSIDARIES
              CONSOLODATED STATEMENTS OF CASH FLOWS (CONTINUED)
              -------------------------------------------------

                                                                     Nine months Ended
                                                                       September 30
                                                                 -------------------------
                                                                   1996             1995
                                                                 --------         --------
                                                                  (thousands of dollars)
OPERATING ACTIVITIES
  Net Income                                                     $212,525         $220,962
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                                91,395           81,141
      Changes in deferred items and other                           9,336            4,841
                                                                 --------         --------
      Cash provided by operations
        excluding changes in working capital                      313,256          306,944
      Changes in working capital other than
        debt, net of effects from business
        combinations                                               (2,489)         (54,152)
                                                                 --------         --------
Net Cash Provided by Operating Activities                         310,767          252,792

INVESTING ACTIVITIES
  Plant and equipment additions                                  (177,989)        (184,274)
  Business combinations, net of cash
    acquired                                                      (22,284)         (24,426)
  Other                                                           (13,711)          (5,086)
                                                                 --------         --------
Net Cash Used in Investing Activities                            (213,984)        (213,786)

FINANCING ACTIVITIES
  Net repayment under short-term credit lines                      (5,553)          (3,638)
  Net increase in commercial paper
    and other long-term obligations                                 7,730          142,912
  Net decrease in other
    non-current liabilities                                       (10,435)             (24)
  Minority interest                                                 4,961            2,392
  Repurchases of common stock                                    (106,810)        (153,630)
  Cash dividends declared                                         (26,782)         (21,200)
                                                                 --------         --------
Net Cash Used in Financing Activities                            (136,889)         (33,188)

Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                                                385              293
                                                                 --------         --------
Increase/(decrease) in Cash and Cash Equivalents                  (39,721)           6,111

Cash and Cash Equivalents at
  Beginning of Year                                               180,970          144,666
                                                                 --------         --------
Cash and Cash Equivalents at End of
  Period                                                         $141,249         $150,777
                                                                 ========         ========

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                    OF OPERATIONS AND FINANCIAL CONDITION
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
               -------------------------------------------------

RESULTS OF OPERATIONS
---------------------

Third quarter sales of $564 million declined $22 million from the $586 million reported in the 1995 quarter. Net income of $68 million was $6 million lower than the $74 million reported in the prior-year quarter while net income per share of $1.09 compared to $1.15 for the year-ago period.

Nine-month sales of $1.7 billion declined 6 percent from the $1.8 billion realized in 1995. Net income for the period amounted to $213 million, or $3.32 per share, compared to $221 million, or $3.37 per share reported for the nine months of 1995.

Comparative sales by business unit are shown in the following table
($-millions):





                                 Third Quarter         Year-To-Date
                             --------------------  ---------------------
                             1996   1995   Change  1996  1995     Change
                             -----  -----  ------  ----  ------  -------
Flame Retardants             $ 74   $ 73     1 % $  219  $  222     (1)%
Intermediates &
    Fine Chemicals             69     80   (14)%    213     228     (7)%
Petroleum Additives           162    166    (2)%    445     480     (7)%
Polymer Stabilizers            59     52    13 %    182     170      7 %
Specialized Services           85    105   (19)%    259     344    (25)%
Water Treatment               115    110     5 %    378     352      7 %
                             ----- -----   ----  ------  ------   -----
                             $564   $586    (4)% $1,696  $1,796     (6)%
                             ===== =====   ====  ======  ======   =====


On an overall basis, the decline in sales is attributable to:


                             Third
                             Quarter                     Year-To-Date
                            --------                     ------------
Selling Price                 $ 14                          $ 42
Volume                         (28)                         (105)
Acquisitions                     2                             3
Foreign Exchange                (6)                          (24)
Dispositions                    (4)                          (16)
                             -----                         -----
                              $(22)                        $(100)
                             =====                         =====


Flame Retardants - Sales improved slightly from the year-ago quarter despite weak end market demand in automotive, wire and cable and the electronic industries particularly in Europe and the Pacific Rim. Despite generally weak market conditions for several of the unit's major products, overall volumes increased. Some price deterioration occurred during the period due to competitive activities. Currency movements, especially the weakening of the Japanese yen relative to the dollar, also had a negative impact on sales.

Intermediates and Fine Chemicals - A slowdown in the heavy equipment and  machine tool industry depressed demand for furfuryl alcohol and was the
principal reason for the sales decline in this business unit.   Other products
in the unit also experienced small volume declines primarily due to changes in customer demand patterns. Price increases implemented in 1995 have so far been maintained in all product lines although pressures on furfural and derivative products is mounting due to slack demand.

Petroleum Additives - Sales declined about 2 percent from the year-ago quarter. Lead aklyl compound sales volumes to retail customers were on trend line expectations rebounding from very depressed levels in the second quarter of this year. Retail prices, in pound sterling terms, improved almost 7 percent from the prior-year quarter. For the year, volume declines are expected to be slightly higher than trend line expectations, while price improvements are anticipated to be around 6 percent which is lower than what has been achieved historically. Both wholesale volumes and prices showed improvements over the prior-year periods. The relationship of retail to wholesale volume was 74/26 in the quarter compared to 78/22 in the prior-year period. Year to date, this relationship is essentially in line with the expected norm of 70/30. Non-lead fuel additive sales were about 6 percent below the prior-year quarter due to volume shortfalls. General chemical sales registered almost a 25 percent improvement as sales of a major new intermediate for a consumer products customer are starting to ramp up.

Polymer Stabilizers - Sales improved 13 percent from the prior-year quarter on volume improvements. The ability to achieve even greater sales volume is being restricted by depressed economic conditions in Europe. Partially offsetting the volume gains were negative currency impacts and some price attrition.

Specialized Services and Manufacturing - The business unit's shortfall is entirely attributable to Chemol, our Eastern European trading organization. Chemol continues to experience sales at about 50 percent of prior-year levels as key Hungarian suppliers have been lost due to industry privatization. All other businesses in this unit experienced solid gains in sales except the environmental consulting and contracting businesses which are still suffering from the effects of reduced federal government funding of remediation projects.

Water Treatment - Recreational water treatment sales in the U.S.
posted strong improvements in all key distribution channels despite average weather conditions. European sales suffered from unfavorable, late season weather conditions. In late September 1996, the BL Network, a chemicals and pool equipment distribution business, was sold. While the sale will have minimal impact on profits, future sales will be reduced by about $100 million annually.

Third quarter gross profits of $193 million were $8 million lower than the prior-year period. The decline reflects the impact of lower volumes offset by better pricing and the adverse effects of higher operating costs, reduced production volume and unfavorable currency effects. As a percentage of sales, gross profits at 34.2 percent were virtually unchanged from the year-ago period.

Selling, Administrative, and Research expenses at $71 million for the quarter were $3 million lower than the prior-year quarter. As a percentage of sales, SAR remained unchanged at 12.6 percent.

Operating Income of $122 million in the quarter was $6 million less than 1995 due primarily to the lower sales for the period.

Equity in Earnings of Affiliates and Other Income and Interest and Other Expenses are essentially unchanged from the prior-year period.

The company's effective tax rate increased to 34 percent compared to a tax rate of 32.5 percent for the year-ago period due to a greater proportion of earnings in higher-taxed jurisdictions and a reduction in the amount of prior-year tax reserve reversals. The higher tax rate increased income tax expense about $2 million in the quarter.

FINANCIAL CONDITION
-------------------


Cash provided from operations through nine months amounted to $311 million, an increase of $58 million from the prior-year period. Approximately $40 million of the improvement relates to the shifting of UK tax payments from the end of the third quarter in the 1995 period to the beginning of the fourth quarter in the 1996 period. Excluding the timing of tax payments, cash provided by operating activities improved $18 million, as a $12 million improvement in working capital and a $15 million increase in non-cash charges more than offset lower net income.

Trade accounts receivable declined about $18 million from September 1995 as a result of lower sales. Days sales outstanding are about 74 days which is unchanged from last September.

Inventories of $408 million are approximately $42 million higher than the year-ago period. The increase reflects a build up of Petroleum
Additives inventories to meet higher anticipated fourth quarter shipments, higher Intermediates and Fine Chemicals inventories to compensate for expected tight supplies of furfural earlier in the year, and Flame Retardant inventories returning to more normal levels from the tight supply conditions experienced a year ago.

Additions to plant and equipment have amounted to $178 million, about
$6 million less than the prior year. Capacity expansions for Polymer Stabilizers at the company's Newport, Tennessee, facility and a PTMEG plant in Memphis were the key capital projects. Capital spending for the year is anticipated to be about $210 million, down $37 million from the year-ago period.

During the second quarter of 1996, the company applied $62 million of deferred revenue related to pre-payments for product from a dedicated plant against the book value of that facility as it has been agreed with the customer that production will not be resumed. A portion of the plant is being converted to Polymer Stabilizer production with production scheduled to start up in the fourth quarter.

During the first nine months, the company acquired 1.7 million shares of common stock at a cost of $107 million, or $64.29 per share. As of September 30, 1996 the company is authorized to repurchase up to an additional 4 million shares. It is management's intention to do so as conditions warrant.

Net borrowings under both short- and long-term borrowing arrangements amounted to $2 million and were used to fund share repurchases and capital additions.

A cash dividend of $.15 per share was declared during the quarter and paid on November 5, 1996 for a total of $9.5 million. Cash dividends to date of $.42 compared to $.325 for the year-earlier period.

In the quarter the company settled certain issues relating to tax returns for the years 1989, 1990 and 1991 with the IRS. The settlement resulted in payments totaling $40 million of which $38 million was paid last quarter. The settlement will have no impact on earnings as the company had provided for the possible non-allowance of these items in prior years.

               GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               -------------------------------------------------



NOTE A - BASIS OF PRESENTATION
         ---------------------

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

It is management's opinion, however, that all material adjustments, including normal recurring accruals, have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B - INCOME TAXES
         ------------

The provision for income taxes at the effective tax rates reconciles with the statutory U.S. Federal tax rate as follows:




                                                 Nine Months Ended
                                                    September 30
                                                 -----------------
                                                   1996    1995
                                                   ----    ----
Statutory U.S. Federal tax rate                    35.0%   35.0%
    Decrease in taxes relating to
    various minor items                            (1.0)   (2.5)
                                                  -----    ----
                                                   34.0%   32.5%
                                                  =====    ====


NOTE C - OTHER NON-CURRENT LIABILITIES
         -----------------------------

Deferred revenues of $62 million relating to pre-payment for products to be delivered to a major customer from a dedicated production facility were applied against the book value of the facility as it has been agreed with the customer that production at the facility will not be resumed.

Part II.  Other Financial Information

Item 6.   Exhibits and Reports on Form 8-K



The Company did not file, nor was it required to file, a Form 8-K because of a change in independent auditors or because of any material unusual charges or credits to income occurring during the quarter for which this report was filed.


                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date November 12, 1996     By /s/ Robert T. Jeffares
     -----------------     -------------------------
                           Robert T. Jeffares
                           Executive Vice President and
                           Chief Financial Officer




Date November 12, 1996     By /s/ Robert J. Smith
     -----------------     -----------------------
                           Robert J. Smith, Controller