Form 10-K
period 1996-12-31
GREAT LAKES CHEMICAL CORP
filed 1997-03-25
CIK 43362

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                            ------------------------

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996
                         Commission file number 1-6450

                        GREAT LAKES CHEMICAL CORPORATION
             (Exact name of registrant as specified in its charter)


                  DELAWARE                          95-1765035
      (State or other jurisdiction of             (IRS Employer
      incorporation or organization)            Identification No.)

      ONE GREAT LAKES BOULEVARD
      P. O. BOX 2200
      WEST LAFAYETTE, INDIANA                         47906
     (Address of principal executive offices)       (Zip Code)


        Registrant's telephone number, including area code  765-497-6100

                           -----------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
          Title of each class                           which registered
          -------------------                       ------------------------
    Common stock, $1.00 par value                    New York Stock Exchange
                                                     Pacific Stock Exchange

                           -----------------------

Securities registered pursuant to Section 12 (g) of the Act:  None

                           -----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for the past 90 days. Yes X No
                                      ---   ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                           -----------------------


As of March 3, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $2,908,528,000.

As of March 3, 1997, 60,124,619 shares of the registrant's stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1996 Annual Report to Stockholders are incorporated by reference into Parts I, II and IV. Portions of the annual proxy statement dated March 28, 1997 are incorporated by reference into Part III.

                                     PART I

Item 1. BUSINESS

GENERAL

Great Lakes Chemical Corporation is a Delaware corporation incorporated in 1933, having its principal executive offices in West Lafayette, Indiana. The Company's operations consist of one dominant industry segment - chemicals and allied products. Within this segment the Company is well diversified focusing on performance chemicals, water treatment chemicals, petroleum additives and specialized services and manufacturing. The Business Profile on page 6 and the Review of Operations on pages 10 through 21 of the 1996 Annual Report to Stockholders are incorporated herein by reference.

The term "Great Lakes" as used herein means Great Lakes Chemical Corporation and its Subsidiaries unless the context indicates otherwise.

Net sales by Business Unit are set forth in the following table (dollars in millions):


Year ended December 31                    1996    1995   1994
                                        ------  ------  ------
Flame Retardants                        $  294  $  300  $  265
Intermediates and Fine Chemicals           282     302     262
Petroleum Additives                        618     656     610
Polymer Stabilizers                        242     224     162
Specialized Services and Manufacturing     346     460     383
Water Treatment                            430     419     383
                                        ------  ------  ------
Total Net Sales                         $2,212  $2,361  $2,065
                                        ======  ======  ======


PRODUCTS AND SERVICES

The following is a list of the principal products and services provided by Great Lakes:


                                FLAME RETARDANTS

                                                Plants &         Major Raw
Products & Services  Principal Markets        Facilities       Materials
-------------------  -----------------------  --------------   --------------
Brominated and       Computer and             ElDorado, AR     Bromine
intumescent flame    Business Equipment,      Newport, TN      Bisphenol A
retardants           Consumer Electronics,    Aycliffe, U.K.   Diphenyl Oxide
                     Textiles, Urethanes and
                     Construction Materials



                              POLYMER STABILIZERS

Antioxidants, UV     Computer and Business    Newport, TN      Alkylated
absorbers and        Equipment, Consumer      Persan, France    Phenols,
Light Stabilizers    Electronics, Packaging   Catenoy, France  Methyl
                     Textiles, Building and   Waldkraiburg,     Acrylate,
                     Construction,             Germany         Phosphorus
                     Transportation           Pedrengo, Italy   Trichloride
                                              Ravenna, Italy
                                              Pyongtaek, Korea



                        INTERMEDIATES AND FINE CHEMICALS



                                                                Plants &               Major Raw
Products & Services             Principal Markets               Facilities             Materials
------------------------------  ---------------------------     -----------------      ------------
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




                              PETROLEUM ADDITIVES




Antiknock octane boosters for   Major Oil Refineries and Fuel   Ellesmere Port, U.K.   Ethylene,
leaded gasoline, Cetane         Blenders Worldwide              Newark, DE             Lead, Salt,
number improvers, Multi-                                                               Electricity
functional gasoline and diesel
fuel additives, Gasoline and
diesel detergents, Petroleum
anti-oxidants, stabilizers, and
corrosion inhibitors


                           WATER TREATMENT CHEMICALS



RECREATIONAL
Water sanitizers -              Pool and Spa Dealers and        Adrian, MI             BCDMH
BioGuard(R), OMNI(R),           Distributors, Mass Market       Barbera Del Valles,    Chlorinated
Hydrotech(R), Guardex(R),       Retailers, Builders              Spain                  Isocyanurates
Pool Time(R), AquaChem(R)                                       Conyers, GA            Calcium
Algicides, oxidizers, pH                                        Decatur, GA             hypochlorite
balancers, mineral balancers                                    Gloster, U.K.          Cyanuric acid
and specialty chemicals                                         Kyalami, South Africa
                                                                Munich, Germany
                                                                Mundolsheim, France
                                                                Ontario, Canada
                                                                Victoria, Australia

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


BUSINESS RISKS

Great Lakes Chemical Corporation is including the following cautionary statement in this Annual Report of Form 10-K to make applicable and take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, the Company. The factors identified in this cautionary statement are important factors (but not necessarily all important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, the Company cautions that, while it believes such assumptions or basis to be reasonable and makes them in good faith, assumed facts or basis almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

Taking into account the foregoing, certain factors, including but not limited to, those listed below may cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

- Economic factors over which the Company has no control, including changes in inflation, tax rates, interest rates and foreign currency exchange rates.

- Competitive factors such as pricing pressures on key products and cost and availability of key raw materials.

- Governmental factors including laws and regulations and judicial decisions related to the production or use of key products such as alkyl lead compounds, bromine and bromine derivatives.

- The difficulties and uncertainties inherent in new product development. New product candidates that appear promising in development may fail to reach the market because of safety concerns, inability to obtain necessary regulatory approvals, difficulty or excessive costs to manufacture, or infringements of the patents or intellectual property rights of others.

- Legal factors including unanticipated litigation of product liability claims; antitrust litigation; environmental matters; and patent disputes with competitors which could preclude commercialization of products or negatively affect the profitability of existing products.

- Inability to obtain existing levels of product liability insurance or denial of insurance coverage following a major product liability claim.

- Changes in tax laws, including future changes in tax laws related to the remittance of foreign earnings or investments in foreign countries with favorable tax rates.

- Changes in accounting standards promulgated by the Financial Accounting Standards Board, the Securities and Exchange Commission, and the American Institute of Certified Public Accountants which are adverse to the Company.

- Internal factors such as changes in business strategies and the impact of cost control efforts and business combinations.

- Loss of brine leases or inability to produce bromide ions in commercial quantities due to depletion of resources or other causes beyond the Company's control.

- Future profitability of alkyl lead compounds is highly dependent upon the rate of market decline; the mix of customer and regions where alkyl lead compounds are sold and the economics of refinery customer related to achieving octane ratings.

1996 DEVELOPMENTS

The Business Profile on page 6 and the Review of Operations on pages 10 through 21 of the 1996 Annual

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

Furfural is extracted from agricultural by-products and waste materials such as corncobs, sugar cane bagasse, rice hulls and oat hulls. Alternative uses for these by-products are becoming increasingly more common which is reducing availability and escalating prices. Other materials used in the chemical processes are obtained from outside suppliers through purchase contracts. Supplies of these materials are believed to be adequate for the Company's future operations.

International Operations

Great Lakes has a substantial presence in foreign markets. The Company's investment in foreign countries is principally in Western Europe and represents $1.4 billion or 53 percent of total assets.

Sales to customers in foreign countries (primarily Europe and the Far East) amount to 61, 64 and 64 percent of total sales for the years ended December 31, 1996, 1995, and 1994, respectively. Approximately 10, 14, and 15 percent of these foreign sales, respectively for the three years shown, are products exported from the U.S., with the balance of the Company's international sales primarily being products manufactured and sold by the Company's European subsidiaries and branches. The profitability on foreign sales (including U.S. exports and foreign manufactured products, except Octel) approximates those for domestic operations. Because of value-added pricing, Octel's alkyl lead products have a higher profitability than do most of the Company's other products.

The geographic segment data contained in the note "Industry Segments and Foreign Operations" of Notes to Consolidated Financial Statements on page 39 of the 1996 Annual Report to Stockholders is incorporated herein by reference.

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

Competition

Great Lakes is in competition with businesses producing the same or similar products as well as businesses producing products intended for similar use. There is one other major bromine producer in the United States which competes with the Company in varying degrees, depending on the product involved, with respect to the sale of bromine and bromine derivatives. There is also one major overseas manufacturer of bromine and brominated products which competes with the Company in the United States and elsewhere. In addition, there are several small producers in the U.S. and overseas which are competitors in several individual products. The Company is a major producer of furfural and furfuryl alcohol that competes in the major geographic markets. The Company is a major producer of alkyl lead. In the polymer stabilizers area, the Company competes with a significantly larger supplier across this entire product line and with a number of smaller companies in individual product areas. The Company competes with several manufacturers and distributors of swimming pool and spa chemicals and equipment.

Principal methods of competition are price, product quality and purity, technical services and ability to deliver promptly. The Company is able to move quickly in providing new products to meet identified market demands, and believes its production costs are among the lowest in the world. These factors, combined with high technical skills, allow the Company to compete effectively.

Seasonality and Working Capital

The products which the Company sells to the agricultural and swimming pool markets, exhibit some seasonality; however, the effect on overall Company sales and profits is not material. Seasonality results in the need to build inventories for rapid delivery at certain times of the year. The pool product season is strongest during the first six months, requiring a build-up of inventory at the beginning of the year. Except for certain arrangements with distributors and dealers of swimming pool and spa products, customers are not permitted to return unsold material at the end of a season. Extended credit terms are granted only in cases where the Company chooses to do so to meet competition.

The alkyl lead products have somewhat larger working capital requirements than do the Company's other major products, because of extended distribution lines and credit terms for large volume refinery customers.

The effect of the above items on working capital requirements is not material.

Research and Development and Patents

Research and development expenditures are included in the note "Research and Development Expense" of the Notes to Consolidated Financial Statements on page 39 of the 1996 Annual Report to Stockholders and is incorporated herein by reference. The Company holds no patents, licenses, franchises or concessions which are essential to its operations.

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

Item 2. PROPERTIES

Great Lakes has plants at 13 locations in 8 states and 18 plants in 11 foreign countries. Most principal plants are owned. Listed under Item 1 above in a table captioned Products and Services are the principal locations at which products are manufactured, distributed or marketed.

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

Item 103 of Regulation S-K requires disclosure of administrative or judicial proceedings arising under any federal, state or local provisions dealing with protection of the environment, if the monetary sanctions might exceed $100,000. There are currently no such proceedings.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended December 31, 1996.


                                    PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

As of March 3, 1997, there were approximately 4,100 registered holders of Great Lakes Common Stock. Additional information is contained in the 1996 Annual Report to Stockholders, under the captions "Stock Price Data" and "Cash Dividends Paid" on page 41 all of which are incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA

This information is contained in the 1996 Annual Report to Stockholders, under the caption "Financial Review" on pages 22 and 23, and is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

"Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 24 through 28 of the 1996 Annual Report to Stockholders, is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements together with the report thereon of Ernst & Young LLP dated January 29, 1997, appearing on pages 29 through 40 and the "Quarterly Results of Operations" on page 41 of the 1996 Annual Report to Stockholders, are incorporated herein by reference.

Item 9. DISAGREEMENT OF ACCOUNTING AND FINANCIAL DISCLOSURE

No change of auditors or disagreements on accounting methods have occurred which would require disclosure hereunder.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers


                                                                                                   Served as
Name and Age                                 Office                                                Officer Since
------------                                 ------                                                 ------------
Robert B. McDonald, 60                       Chief Executive Officer and President                    1981
Robert T. Jeffares, 61                       Executive Vice President and Chief Financial Officer     1983
L. Donald Simpson, 61                        Executive Vice President                                 1992
David A. Hall, 52                            Group Vice President                                     1987
Dennis J. Kerrison, 51                       Group Vice President                                     1996
Marshall E. Bloom, 59                        Vice President                                           1994
David R. Bouchard, 53                        Vice President                                           1990
Stephen D. Clark, 51                         Vice President                                           1995
Richard R. Ferguson, 45                      Vice President, Treasurer and Assistant Secretary        1991
Otto K. Furuta, 53                           Vice President                                           1996
Robert L. Hollier, 54                        Vice President                                           1991
John V. Lacci, 45                            Vice President and General Counsel                       1994
J. Larry Robertson, 48                       Vice President                                           1994
John B. Talpas, 53                           Vice President                                           1988
David C. Sanders, 53                         Associate Vice President                                 1990
Mary P. McClanahan, 53                       Corporate Secretary                                      1994
Robert J. Smith, 50                          Corporate Controller                                     1993
Stephen E. Brewer, 47                        Assistant Treasurer                                      1994


Information with respect to directors of the Company is contained under the heading "Proposal One: Election of Directors" in the Great Lakes' Proxy Statement relating to the 1997 Annual Meeting of Stockholders dated March 28, 1997, which is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information under the heading "Executive Compensation and Other Information" in the 1997 Proxy Statement is incorporated by reference in this report.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 1997 Proxy Statement is incorporated by reference in this report.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the heading "Compensation Committee Interlocks and Insider Participation" in the 1997 Proxy Statement is incorporated by reference in this report.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

The following Consolidated Financial Statements of Great Lakes Chemical Corporation and Subsidiaries and related notes thereto, together with the report thereon of Ernst & Young LLP dated January 29, 1997, appearing on pages 29 through 40 of the 1996 Annual Report to Stockholders, are incorporated by reference in Item 8:

     Consolidated Balance Sheets - December 31, 1996 and 1995
     Consolidated Statements of Income and Retained Earnings -
         Years ended December 31, 1996, 1995, and 1994
     Consolidated Statements of Cash Flows -
         Years ended December 31, 1996, 1995, and 1994
     Notes to Consolidated Financial Statements

    2. Financial Statement Schedules

The following additional information is filed as part of this report and should be read in conjunction with the 1996 financial statements.

        Schedule II - Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

    3. Exhibits

         13.  1996 Annual Report to Stockholders
         21. Subsidiaries - Incorporated herein by reference is the list of subsidiaries appearing on the inside of the back cover of the 1996 Annual Report to Stockholders
         23.  Consent of Independent Auditors

(b)      Reports on Form 8-K

The Company filed a Form 8-K on May 4, 1996 in connection with a proposed acquisition that was not consummated.

(c)      Exhibits

The response to this section of Item 14 is submitted as a separate section of this report.

(d)      Financial Statement Schedules

The response to this section of Item 14 is submitted as a separate section of this report.

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT LAKES CHEMICAL CORPORATION
(Registrant)

Date February 10, 1997           /s/ Robert B. McDonald
     --------------------        ----------------------------------------------
                                 Robert B. McDonald, President and
                                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date February 10, 1997           /s/ Robert T. Jeffares
     --------------------        ----------------------------------------------
                                 Robert T. Jeffares, Executive Vice President
                                 and Chief Financial Officer

Date February 10, 1997           /s/ Robert J. Smith
     --------------------        ----------------------------------------------
                                 Robert J. Smith, Corporate Controller
                                 (Principal Accounting Officer)

Date February 10, 1997           /s/ Evan Bayh
     --------------------        ----------------------------------------------
                                 Evan Bayh, Director

Date February 10, 1997           /s/ William H. Congleton
     --------------------        ----------------------------------------------
                                 William H. Congleton, Director

Date February 10, 1997           /s/ John S. Day
     --------------------        ----------------------------------------------
                                 John S. Day, Director

Date February 10, 1997           /s/ Thomas M. Fulton
     --------------------        ----------------------------------------------
                                 Thomas M. Fulton, Director

Date February 10, 1997           /s/ Martin M. Hale
     --------------------        ----------------------------------------------
                                 Martin M. Hale, Director

Date February 10, 1997           /s/ Louis E. Lataif
     --------------------        ----------------------------------------------
                                 Louis E. Lataif, Director

Date February 10, 1997           /s/ Richard H. Leet
     --------------------        ----------------------------------------------
                                 Richard H. Leet, Director

Date February 10, 1997           /s/ Robert B. McDonald
     --------------------        ----------------------------------------------
                                 Robert B. McDonald, Director

Date February 10, 1997           /s/ Jay D. Proops
     --------------------        ----------------------------------------------
                                 Jay D. Proops, Director

                                                                     SCHEDULE II

               GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED DECEMBER 31, 1996



                                                                   Additions
                                           Balance at   --------------------------------                         Balance
                                           Beginning    Charges to Costs   Charged to                            at End
Description                                of Period      and Expenses    Other Accounts      Deductions        of Period
-----------                               -----------   ----------------  --------------      ----------        ---------
1996:
Reserve deducted from asset:
  Allowance for doubtful accounts
  receivable                              $ 7,659,000   $ 2,174,000       $        -0-        $   (386,000)(D)  $ 10,219,000
                                          -----------   -----------       --------------      -------------     ------------
Accumulated amortization of
  goodwill                                $83,309,000   $32,005,000       $        -0-        $    210,000 (A)  $115,104,000
                                          -----------   -----------       --------------      -------------     ------------
1995:
Reserve deducted from asset:
  Allowance for doubtful accounts
  receivable                              $ 7,758,000   $   410,000       $        -0-        $    509,000 (B)  $  7,659,000
                                          -----------   -----------       --------------      -------------     ------------
Accumulated amortization of
  goodwill                                $63,941,000   $22,601,000       $     (686,000)(C)  $  2,547,000 (D)  $ 83,309,000
                                          -----------   -----------       --------------      -------------     ------------
1994:
Reserve deducted from asset:
  Allowance for doubtful accounts
  receivable                              $ 7,088,000   $ 1,174,000       $        -0-        $    504,000(B)   $  7,758,000
                                          -----------   -----------       --------------      -------------     ------------
Accumulated amortization of
goodwill                                  $43,242,000   $20,699,000       $        -0-        $        -0-      $ 63,941,000
                                          -----------   -----------       --------------      -------------     ------------

(A)  Write-off of E/M goodwill

(B) Uncollectible accounts receivable written off, net of recoveries and foreign currency translation.

(C)  Reclassify OSCA and Chemol intangible amortization.

(D)  Foreign currency translation.