Form 10-Q
period 1997-03-31
GREAT LAKES CHEMICAL CORP
filed 1997-05-13
CIK 43362

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934




                      For the quarter ended March 31, 1997
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

                             -------------------

                               Not Applicable
--------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                   Yes    X
                                        ----
                                   No
                                        ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


One Class - 59,879,758                               Shares as of March 31, 1997

Part 1 - Financial Statements

               GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               -------------------------------------------------

                                               March 31  December 31
                                                1997       1996
                                               --------  -----------
                                            (thousands of dollars)
Assets
Current Assets
  Cash and cash equivalents               $   204,455   $ 202,255
  Accounts receivable, less allowance
    of $8,536 (1996 - $10,219)                510,551     506,203

  Inventories
    Finished products                         304,270     298,682
    Raw materials                              83,088      87,687
    Supplies                                   38,965      40,289
                                           ----------  ----------
      Total inventories                       426,323     426,658

  Prepaid Expenses                             36,003      42,080
                                           ----------  ----------
     Total current assets                   1,177,332   1,177,196

Plant and Equipment                         1,436,543   1,424,596
     Less allowance for depreciation         (576,403)   (566,113)
                                           ----------  ----------
       Net plant and equipment                860,140     858,483

Goodwill                                      427,164     435,195

Investments in and Advances to
  Unconsolidated Affiliates                    72,973      72,767

Other Assets                                  116,134     117,698
                                           ----------  ----------
                                           $2,653,743  $2,661,339
                                           ==========  ==========

                                      1

               GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
               -------------------------------------------------


                                                March 31         December 31
                                                  1997              1996
                                                --------         -----------
                                                    (thousands of dollars)

    Liabilities and Stockholders' Equity
    Current Liabilities
      Notes payable                           $   1,404          $       288
      Accounts payable                          166,788              190,853
      Accrued expenses                          127,594              127,333
      Income taxes payable                      132,083               98,687
      Dividends payable                           8,982                9,242
      Current portion of long-term debt           6,441                7,717
                                              ---------          -----------

      Total current liabilities                 443,292              434,120

    Long-Term Debt, less Current Portion        588,134              503,795

    Other Noncurrent Liabilities                 94,470              109,012

    Deferred Income Taxes                        85,115               83,912

    Minority Interest                            41,986               43,601

    Stockholders' Equity
      Common stock, $1 par value, authorized
        200,000,000 shares, issued
        72,471,958 shares
        (1996 - 72,455,051 shares)               72,472               72,455
      Additional Paid-in capital                121,241              121,224
      Retained earnings                       1,936,990            1,893,104
      Cumulative translation adjustment         (31,053)              17,064
      Treasury stock at cost 12,592,200
         shares (1996 - 10,842,200 shares)     (698,904)            (616,948)
                                             ----------           ----------
      Total stockholders' equity              1,400,746            1,486,899
                                             ----------           ----------

                                             $2,653,743           $2,661,339
                                             ==========           ==========

               GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
               -------------------------------------------------


                                              Three Months Ended
                                                  March 31
                                             --------------------
                                               1997       1996
                                              -----       ----
                                            (thousands of dollars
                                            except per share data)
Net Sales                               $   493,466    $   536,960

Operating Expenses
  Cost of products sold                     338,285        351,223
  Selling, administrative
    and research expenses                    62,659         68,985
                                         ----------    -----------
                                            400,944        420,208
                                         ----------    -----------
Income from Operations                       92,522        116,752

Equity in Earnings of
 Affiliates and Other Income                  7,569          7,578

Interest and Other Expenses                  12,761         16,393

Minority Interest in Income
 of Subsidiaries                              6,562          7,615
                                         ----------    -----------
Income Before Income Taxes                   80,768        100,322

Income Taxes                                 27,900         34,100
                                         ----------    -----------
Net Income                              $    52,868    $    66,222
                                         ==========    ===========

Net Income per Share                    $      0.87    $      1.03
                                         ==========    ===========

Dividends Declared per Share            $     0.150    $     0.120
                                         ==========    ===========

Average Shares Outstanding               60,869,130     64,514,991

               GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               -------------------------------------------------

                                                       Three Months Ended
                                                              March 31
                                                       ------------------
                                                        1997      1996
                                                        ----      ----
                                                      (thousands of dollars)
OPERATING ACTIVITIES
  Net Income                                           $ 52,868   $ 66,222
  Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Depreciation and amortization                     32,261     30,423
       Changes in deferred items and other                  915      3,534
                                                       --------   --------
       Cash provided by operations
         excluding changes in working capital            86,044    100,179
       Changes in working capital other than
        debt, net of effects from business
        combinations                                     (3,792)   (38,919)
       Other noncurrent liabilities                     (10,557)    (2,927)
                                                       ---------  --------
Net Cash Provided by Operating Activities                71,695     58,333

INVESTING ACTIVITIES
     Plant and equipment additions                      (42,451)   (52,279)
     Business combinations, net of cash
       acquired                                          (5,152)    (5,011)
     Other                                               (5,783)   (10,962)
                                                       ---------  --------
Net Cash Used in Investing Activities                   (53,386)   (68,252)

FINANCING ACTIVITIES
     Net borrowings (repayment) under
       short-term credit lines                            1,208     (3,096)
     Net increase in commercial paper
       and other long-term obligations                   85,437     41,581
     Proceeds from stock options exercised                   34        755
     Minority interest                                   (1,045)      (668)
     Repurchase of common stock                         (81,956)   (11,086)
     Cash dividends declared                             (8,982)    (7,744)
                                                       ---------  --------
Net Cash (Used) Provided by Financing
     Activities                                          (5,304)    19,742
Effect of Exchange Rate Changes on Cash
     and Cash Equivalents                               (10,805)      (347)
                                                       ---------  --------
Increase in Cash and Cash Equivalents                     2,200      9,476
Cash and Cash Equivalents at
     Beginning of Year                                  202,255    180,970
                                                       ---------  --------
Cash and Cash Equivalents at End of
     Period                                            $204,455   $190,446
                                                       =========  ========

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                -----------------------------------------------


RESULTS OF OPERATIONS

First quarter sales amounted to $493 million, a decline of $44 million from the $537 million reported a year ago. Sales by business unit are shown in the following table (in millions):

                                1997      1996     Change
                                ----      ----     ------
       Flame Retardants         $ 76      $ 70        9 %
       Intermediates and
         Fine Chemicals           68        76      (11)%
       Petroleum Additives       128       141       (9)%
       Polymer Stabilizers        61        60        2 %
       Specialized Services       71        88      (19)%
       Water Treatment            89       102      (13)%
                                ----      ----      -----
                                $493      $537       (8)%
                                ====      ====      =====

The decline in sales is attributable to the following factors:

       Selling Price Decrease              $(5)
       Volume Improvements                   4
       Foreign Exchange                     (5)
       Dispositions                        (38)
                                           ---
                                          ($44)
                                           ===

Flame Retardants sales increased from the year-ago quarter as demand for product has increased in North America and the Pacific Rim. The combined effects of continued price weakness and unfavorable foreign exchange, the German mark and the Japanese yen vis-a-vis the U.S.
dollar, offset about half of the volume improvement.

Intermediates and Fine Chemicals sales declined as a result of weak demand for both furfural and furfuryl alcohol coupled with an abundant supply from international producers. Polymeg volume improvements are being offset in large part by price weakness compared to the year-ago period. Market conditions for furfural and derivative products are not expected to improve in the near term.

Petroleum Additives sales declined $13 million from the prior-year quarter. Retail volumes declined about 23 percent for the quarter reflecting the expected decline due to customer buying patterns. Retail volumes are anticipated to be down about 12 percent for the year. Average pricing for retail alkyl lead compound improved about 3 percent in the period compared to the 1996 quarter. For the year, the expected percentage improvement in pricing will be in the low single-digit range. Wholesale volumes and prices were unchanged from the prior-year quarter. The relationship of retail to wholesale volume was 68/32 for the quarter compared to 73/27 a year ago. Non-lead fuel additives sales gained about 6 percent from 1996 on improved volume. Sales of performance chemicals doubled reflecting sales of Octaquest.

Polymer Stabilizers sales registered double-digit volume improvements that were almost totally negated by price erosion and adverse currency affects.

Specialized Services sales declined despite a 40 percent sales gain in the Enviro-Energy performance group as drilling activity in the U.S. gulf coast and key international markets remain strong and the environmental service business recovered from last year lows. The shortfall is attributable to the continued contraction of our Eastern European trading operation, Chemol, as a result of industry privatization and the disposal of our engineered surface treatment business in the fourth quarter of 1996.

Water Treatment sales were negatively impacted by the disposal of the wholesale distribution business in the latter part of 1996.
Recreational water treatment chemicals showed significant volume improvement, in part, due to the timing of customer demand and, in part, due to gains in the marketplace.

Gross profits of $155 million are $31 million lower than the prior year.
The decline results from selling price decreases, $5 million; reduced sales volumes, primarily alkyl lead compounds, $11 million; increased costs, $4 million; the relative strength of the dollar against most
European currencies and the Japanese yen, $3 million; and the affects of business dispositions, $8 million. As a percentage of sales, gross profits were 31.4 percent, a decrease of 3.1 percentage points. With the exception of Water Treatment and Specialized Services, margin compression occurred in all business units with alkyl lead compounds having the most pronounced effect as (1) the percentage of retail business declined and (2) overall alkyl lead compounds represent a smaller portion of the total than in the prior year.

Selling, Administration and Research expenses were $63 million, a decline of $6 million from 1996 due to dispositions. At 12.7 percent of sales, SAR costs were comparable to the prior-year period.

Income from operations of $93 million was $24 million less than the same period in 1996. The specialty chemical business units contributed 47 percent of income from operations in both the current and prior-year quarters.

Equity in earnings of affiliates and other income was unchanged from the 1996 period. Increases in earnings from affiliates offset declines in other items.

Interest and other expenses declined about $4 million due primarily to foreign exchange gains resulting from the weakening of the pound sterling from December 31, 1996. Increased interest expense related to higher borrowings was offset by a reduction in other items.

FINANCIAL CONDITION

Cash provided from operations amounted to $72 million, $13 million more than the prior year, as demand for working capital declined.

Trade accounts receivable was $16 million lower than March 1996 due to lower sales. Days sales outstanding increased 4 days to 89 days reflecting increases in the Water Treatment business unit resulting from the divestiture of the distribution business and an increase in Petroleum Additives due to customer mix.

Inventory levels are relatively unchanged from March 1996; however, inventory turnover has slowed from approximately 4 times per year to approximately 3.5 times. The increase results from high levels of furfural and derivative inventories due to production patterns and lower sales volume and higher petroleum additive inventories.

Plant and equipment additions amounted to $42 million, about $10 million less than the prior year. Spending is focused on new products and cost improvement projects. Spending for the year is expected to be about $160 million.

During the quarter the company repurchased 1,750,000 shares of common stock for $82 million, or approximately $46.86 per share. Long-term debt increased about $85 million since December 31, 1996 in support of share repurchases.

A cash dividend of $0.15 per share was paid during the quarter, an increase of $0.035 over the prior-year quarter.

FORWARD LOOKING STATEMENT

This report contains forward looking statements involving risks and uncertainties that effect the Company's operations as discussed in the 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Accordingly, there is no assurance that the Company's expectations will be realized.

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

For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE B - Income Taxes

The provision for income taxes at the effective tax rates reconciles with the statutory U.S. Federal tax rate as follows:



                                                Three Months Ended
                                                     March 31
                                                ------------------
                                                 1997        1996
                                                -----        -----
Statutory U.S. Federal tax rate                 35.0%        35.0%
Decrease in taxes relating to
 various minor items                             (.5)        (1.0)
                                                -----        -----
                                                34.5%        34.0%
                                                =====        =====



Item 4.   Submission of Matters to a Vote of Security Holder

At the Company's annual shareholder meeting held on May 1, 1997, one item was submitted to a vote of the security holders, which is more fully described in the Company's proxy statement dated March 28, 1997. As set forth below, the item was approved.

1.   To elect three directors to serve until the 1999 Annual Meeting:



     Director                     For             Withheld
     --------                     ---             ---------
     Martin M. Hale           47,789,657          1,157,323
     Richard H. Leet          47,755,535          1,191,445
     Jay D. Proops            47,783,711          1,163,269


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

Date May 13, 1997                    By /s/ Robert T. Jeffares
                                        --------------------------------------
                                        Robert T. Jeffares
                                        Executive Vice President and
                                        Chief Financial Officer

Date May 13, 1997                    By /s/ Robert J. Smith
                                        --------------------------------------
                                        Robert J. Smith, Controller