Form 10-Q
period 1997-06-30
GREAT LAKES CHEMICAL CORP
filed 1997-08-06
CIK 43362

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549
                          ------------------------

                                  FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934




                     For the quarter ended June 30, 1997
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

                               --------------

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


One Class - 59,848,352                               Shares as of June 30, 1997

Part 1 - Financial Statements
-----------------------------

              GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
              -------------------------------------------------

                                                         June 30    December 31
                                                           1997        1996
                                                       ----------   -----------
                                                        (thousands of dollars)
Assets

Current Assets
  Cash and cash equivalents                            $  228,269   $  202,255
  Accounts receivable, less allowance
    of $8,626 (1996 - $10,219)                            505,550      506,203

  Inventories
    Finished products                                     295,603      298,682
    Raw materials                                          77,415       87,687
    Supplies                                               39,013       40,289
                                                       ----------   ----------
     Total inventories                                    412,031      426,658

  Prepaid Expenses                                         40,720       42,080
                                                       ----------   ----------


  Total Current Assets                                  1,186,570    1,177,196

Plant and Equipment                                     1,463,040    1,424,596
  Less allowance for depreciation                        (592,096)    (566,113)
                                                       ----------   ----------
     Net plant and equipment                              870,944      858,483

Goodwill                                                  424,372      435,195

Investments in and Advances to
  Unconsolidated Affiliates                                74,578       72,767

Other Assets                                              113,494      117,698
                                                       ----------   ----------

                                                       $2,669,958   $2,661,339
                                                       ==========   ==========


              GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (CONTINUED)
              -------------------------------------------------

                                                          June 30  December 31
                                                            1997       1996
                                                        ----------------------
                                                        (thousands of dollars)
Liabilities and Stockholders' Equity

Current Liabilities
 Notes payable                                         $      728   $      288
 Accounts payable                                         137,479      190,853
 Accrued expenses                                         137,787      127,333
 Income taxes payable                                     158,216       98,687
 Dividends payable                                          9,576        9,242
 Current portion of long-term debt                          5,712        7,717
                                                       ----------   ----------

 Total current liabilities                                449,498      434,120

Long-Term Debt, less Current Portion                      569,854      503,795

Other Noncurrent Liabilities                               82,166      109,012

Deferred Income Taxes                                      86,153       83,912

Minority Interest                                          39,696       43,601

Stockholders' Equity
 Common stock, $1 par value, authorized
   200,000,000 shares, issued
   72,490,552 shares
   (1996 - 72,455,051 shares)                              72,491       72,455
 Additional paid-in capital                               121,610      121,224
 Retained earnings                                      1,989,787    1,893,104
 Cumulative translation adjustment                        (40,114)      17,064
 Treasury stock at cost 12,642,200
  shares (1996 - 10,842,200 shares)                      (701,183)    (616,948)
                                                       ----------   ----------


 Total stockholders' equity                             1,442,591    1,486,899
                                                       ----------   ----------

                                                       $2,669,958   $2,661,339
                                                       ==========   ==========

              GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
              -------------------------------------------------

                                     Three Months Ended     Six Months Ended
                                           June 30              June 30
                                     ------------------  ----------------------
                                       1997      1996       1997        1996
                                     --------  --------  ----------  ----------
                                        (in thousands except per share data)
Net Sales                            $549,897  $594,949  $1,043,363  $1,131,909

Operating Expenses
 Cost of products sold                372,117   396,101     710,402     747,324
 Selling, administrative
  and research expenses                63,016    72,381     125,675     141,366
                                     --------  --------  ----------  ----------
                                      435,133   468,482     836,077     888,690
                                     --------  --------  ----------  ----------
Income from Operations                114,764   126,467     207,286     243,219

Equity in earnings of
 Affiliate and Other Income             8,158    27,021      15,727      34,599

Interest and Other Expenses            20,579    28,067      33,340      44,460

Minority Interest in Income
 of Subsidiaries                        7,152     7,263      13,714      14,878
                                     --------  --------  ----------  ----------

Income Before Income Taxes             95,191   118,158     175,959     218,480

Income Taxes                           32,800    40,200      60,700      74,300
                                     --------  --------  ----------  ----------

Net Income                           $ 62,391  $ 77,958  $  115,259  $  144,180
                                     ========  ========  ==========  ==========

Net Income per Share                 $   1.04  $   1.20  $     1.91  $     2.23
                                     ========  ========  ==========  ==========

Dividends Declared per Share         $   0.16  $   0.15  $     0.31  $     0.27
                                     ========  ========  ==========  ==========
Average Shares Outstanding             59,837    63,971      60,350      64,627


              GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              -------------------------------------------------

                                                           Six Months Ended
                                                                June 30
                                                        ----------------------
                                                            1997      1996
                                                            ----      ----
                                                        (thousands of dollars)
OPERATING ACTIVITIES
 Net Income                                               $115,259  $144,180
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization                            65,175    61,198
   Changes in deferred items and other                         560     6,743
                                                          --------  --------
   Cash provided by operations
    excluding changes in working capital                   180,994   212,121
   Changes in working capital other than
    debt, net of effects from business
    combinations                                            14,241   (72,412)
   Other noncurrent liabilities                            (23,271)   (7,757)
                                                          --------  --------
Net Cash Provided by Operating Activities                  171,964   131,952

INVESTING ACTIVITIES
  Plant and equipment additions                            (79,553) (108,773)
  Business combinations, net of cash
   acquired                                                 (7,822)  (23,172)
  Other                                                     (8,868)  (10,910)
                                                          --------  --------
Net Cash Used in Investing Activities                      (96,243) (142,855)

FINANCING ACTIVITIES
 Net borrowings (repayment) under
  short-term credit lines                                      475    (3,177)
 Net increase in commercial paper
  and other long-term obligations                           67,572    47,914
 Proceeds from stock options exercised                         421     1,067
 Minority interest                                          (3,390)    1,446
 Repurchase of common stock                                (84,235)  (82,733)
 Cash dividends                                            (18,576)  (17,294)
                                                          --------  --------
Net Cash Used in Financing Activities                      (37,733)  (52,777)

Effect of Exchange Rate Changes on Cash
 and Cash Equivalents                                      (11,974)   (1,239)
                                                          --------  --------
Increase (Decrease) in Cash and Cash
 Equivalents                                                26,014   (64,919)
Cash and Cash Equivalents at
 Beginning of Year                                         202,255   180,970
                                                          --------  --------
Cash and Cash Equivalents at End of
 Period                                                   $228,269  $116,051
                                                          ========  ========

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                    OF OPERATIONS AND FINANCIAL CONDITION
                   FOR THE SIX MONTHS ENDED JUNE 30, 1997
                   --------------------------------------

RESULTS OF OPERATIONS

Second quarter sales of $550 million declined $45 million from the $595 million reported in the 1996 quarter. Net income of $62 million, or $1.04 per share, was down $16 million from the prior-year period.

Six month sales of $1.0 billion declined 8 percent from the $1.1 billion reported in 1996. Net income for the period was $115 million, or $1.91 per share, down $29 million from 1996.

Comparative sales by business unit are set forth in the following table ($-million):


                             Second Quarter            Year to Date
                         ---------------------     ----------------------
                         1997    1996   Change     1997    1996    Change
                         ----    ----   ------     ----    ----    ------
Flame Retardants         $ 73    $ 75    (3)%     $  149  $  145     3 %
Intermediates &
  Fine Chemicals*          95      80    19 %        169     162     4 %
Petroleum Additives*      133     133    --          254     269    (6)%
Polymer Stabilizers        61      63    (3)%        122     123    (1)%
Specialized Services*      71      83   (14)%        143     170   (16)%
Water Treatment           117     161   (27)%        206     263   (22)%
                         ----    ----   -----     ------  ------   -----
                         $550    $595     8 %     $1,043  $1,132    (8)%
                         ====    ====   =====     ======  ======   =====


*1996 restated to be consistent with current year.

On an overall basis, the sales decline reflects the following:


                             Second       Year
                             Quarter     to Date
                             -------     -------
Selling Prices               $(12)        $(17)
Volumes                        39           42
Foreign Exchange               (7)         (12)
Dispositions                  (65)        (102)
                             ----         ----
                             $(45)        $(89)
                             ====         ====


Flame Retardants sales declined slightly from the prior year as volume improvements were more than offset by lower prices and unfavorable foreign exchange. Recently announced price increases have not yielded any positive results as yet; and in some instances, customers are delaying purchases and working down inventory.

Intermediates and Fine Chemicals sales improved over the prior-year periods. Furfural and derivatives sales volume increased to fill the market gap created by a fire at a competitor's plant. Pricing remains soft. Fine chemicals sales expanded as customers ramped up requirements for certain pharmaceutical and agrochemical intermediates.

Petroleum Additives sales were comparable to the prior-year period. Retail alkyl lead compound tonnage and prices improved slightly over the prior-year quarter. For the year, retail volumes are expected to decline about 11 percent while prices are expected to show an improvement in the low, single-digit range. Wholesale volumes were down compared to 1996 reflecting lower tonnage sales to DuPont while prices improved. The relationship of retail to wholesale business was 70/30 for the quarter compared to 63/37 last year. Non-lead petroleum additives volumes were off in the quarter while sales of performance chemicals doubled as the Octaquest product is running near capacity.

Polymer Stabilizers double-digit gains in volume were more than offset by price decreases and adverse currency effects. Antioxidants for plastics, particularly no dust and binary blends, is the main growth area.

Specialized Services sales declined despite 20 percent-plus gains registered by the Enviro-Energy Performance group (EEP), the Fluorine group and Wil labs toxicological testing business. The disposal of the engineered surface applications business (E/M) in late 1996 and the contraction of the Eastern European trading business are the detractors from sales. EEP business continues to expand due to the level of offshore drilling activity, increasing service capabilities and a rebound in the environmental services business from last year's low. The fluorine business continues to expand the geographic coverage and range of applications for FM-200(R).

Water Treatment sales showed significant volume improvements excluding the negative effect of selling the wholesale distribution business (BLN) in late 1996. Recreational water treatment sales in the U.S. market expanded due to gains in the distributor market even though weather conditions in the Midwest and Northeast markets were suboptimal. European sales were off due to comparatively poor weather conditions.

Gross Profits of $178 million were $21 million less than the prior year. The decline reflects selling price decreases of $12 million, volume improvements of $10 million, increased cost of $3 million, negative currency impacts due to the relative strength of the dollar versus most European currencies and the Japanese yen of $3 million and a gain related to business dispositions of $13 million recorded in the prior year. As a percentage of sales, gross profits of 32.3 percent overall declined 1.1 percentage points from the 1996 quarter.

Selling, Administrative and Research expenses were $63 million, a decline of $9 million from the prior-year quarter, due primarily to dispositions. As a percentage of sales, SAR's declined 0.7 percentage points to 11.5 percent of sales.

FINANCIAL CONDITION

Cash provided from operations amounted to $172 million, an increase of $40 million over the prior year, reflecting significantly lower investments in inventories and accounts receivable, and reduced tax payments.

Trade account receivables are $33 million lower than June 30, 1996, due to lower sales. Days sales outstanding is 80 days compared to 79 days a year ago. The divestiture of the water treatment distribution business caused the one-day increase, and masks improvement in all key units.

Inventory levels are down $26 million from a year ago; however, turnover has decreased to 3.4 times per year from 3.8 times. Higher inventories of furfural and derivatives and petroleum additives account for the majority of the decrease in turnover.

Tax payments during the first half of 1997 are significantly lower than the prior-year period which included a $38 million settlement with the IRS for years 1989 through 1991. The increase in income taxes payable since December 31, 1996 is a function of the due dates for payments in the United Kingdom.

The decrease in accounts payable since December 31, 1996 reflects reduced capital spending, the timing of activities and the reclassification of certain items to accrued liabilities.

Capital spending of $80 million is $29 million less than a year ago. Cost improvement projects and new products are the primary areas of plant and equipment additions. It is anticipated that spending for the year will be about $160 million.

During the first six months of 1997, the company has repurchased 1.8 million shares of common stock at a cost of $84 million, or $46.80 per share. The company is authorized to purchase up to an additional 4.5 million shares. It is management's intention to do so as conditions warrant.

A cash dividend of $0.16 per share was paid during the quarter, an increase of 6.6% over the $0.15 paid in the prior-year quarter.

OTHER MATTERS

The company's Board of Directors approved a plan to spin off its petroleum additives business creating a new independently traded public company (Octel) effective July 16, 1997. The company created by the spin-off will consist of the company's tetraethyl lead antiknock compounds business and its non-lead petroleum additives businesses.

In anticipation of the spin-off, Great Lakes has signed a memorandum of understanding with Chevron Chemical Company pursuant to which Octel would acquire the 10.65 percent interest in Octel held by Chevron. This transaction is expected to be completed by the end of September, 1997.

Prior to the spin-off, Octel will raise approximately $450 million through borrowings in the public and private sector and use a portion of the proceeds to finance the acquisition of the Chevron interest. The remainder of the proceeds, plus available cash from Octel, less taxes and transaction costs, will be distributed to Great Lakes in the form of a special distribution of roughly $300 million. It is anticipated that the debt will mature over eight years and have an average interest cost of 9.5 percent. This level of debt will result in debt to total capitalization of about 60 percent.

The transaction will be carried out in the form of a tax-free distribution to Great Lakes shareholders of shares in the new petroleum additives company, and it is expected to be completed in approximately nine months. The transaction is subject to receipt of a favorable ruling from the Internal Revenue Service, the acquisition of all existing minority interests in Octel, and final approval by Great Lakes' Board of Directors of the structure and financing of the new company.

Set forth below are certain summary, unaudited proforma information that the company believes is important to enable the reader to have a meaningful understanding of the two companies' historical results. The proforma data are for information purposes and are provided solely to illustrate how the companies would look on a stand-alone basis and may not necessarily reflect the future results nor the results those companies would have achieved if they had been operated as separate, independent companies during the period presented.

($-millions)


                           Three Months        Six Months
                           Ended June 30      Ended June 30
                           -------------      -------------
                           1997     1996      1997     1996
                           ----     ----      ----     ----
GLCC
    Sales                  $419     $465      $791     $867
    EBITDA                   80       95       146      169
    EBIT                     59       74       103      127

    Capital Spending         35       56        74      106

Octel
     Sales                 $133     $133      $254     $269
     EBITDA                  60       64       118      130
     EBIT                    48       54        95      111

     Capital Spending         2       --         5        3



NOTES:
(1)  EBIT - Earnings before net interest, income taxes and minority interest

(2) EBITDA - Earnings before net interest, income taxes, depreciation, amortization and minority interest

(3) Effective Income Tax Rate - On a proforma basis, the effective income tax rate for GLCC is approximately 33 percent and Octel is approximately 35 percent.


FORWARD LOOKING STATEMENT

This report contains forward looking statements involving risk and uncertainties that effect the company's operations as discussed in the 1996 annual report on Form 10-K filed with the Securities and Exchange Commission. Accordingly, there is no assurance that the company's expectations will be realized.

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

NOTE B - Income Taxes

The provision for income taxes at the effective tax rates reconciles with the statutory U.S. Federal tax rate as follows:


                                           Six Months Ended
                                                June 30
                                           ----------------
                                           1997        1996
                                           ----        ----
Statutory U.S. Federal tax rate            35.0%       35.0%
Decrease in taxes relating to
    various minor items                     (.5)       (1.0)
                                           ----        ----
                                           34.5%       34.0%
                                           ====        ====


NOTE C - Subsequent Event

The company's Board of Directors approved a plan to spin off its petroleum additives business effective July 16, 1997. The transaction will be carried out in the form of a tax-free distribution to shareholders.

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


Date August 4, 1997            By /s/ Robert T. Jeffares
     ------------------------  -------------------------
                                  Robert T. Jeffares
                                  Executive Vice President and
                                  Chief Financial Officer

Date August 4, 1997            By /s/ Robert J. Smith
     ------------------------  -------------------------
                                  Robert J. Smith, Controller