Form 10-Q
period 1997-09-30
GREAT LAKES CHEMICAL CORP
filed 1997-11-14
CIK 43362

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarter ended September 30, 1997
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

                            -----------------------


                                Not Applicable
       ---------------------------------------------------------------

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

One Class - 59,837,363                          Shares as of September 30, 1997

Part I - Financial Statements

              GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
              -------------------------------------------------

                                               September 30  December 31
                                                   1997       1996
                                               ------------- -----------
                                                 (thousands of dollars)

Assets

Current Assets
 Cash and cash equivalents                      $  251,680  $  147,367
 Accounts receivable, less allowance
 of $7,627 (1996 - $8,125)                         280,586     309,643

 Inventories
 Finished products                                 252,792     264,662
 Raw materials                                      50,897      47,853
 Supplies                                           30,809      30,118
                                                ----------  ----------
  Total inventories                                334,498     342,633

 Prepaid Expenses                                   35,712      37,819
                                                ----------  ----------

 Total current assets                              902,476     837,462

Plant and Equipment                              1,360,858   1,287,656
 Less allowance for depreciation                  (589,870)   (544,622)
                                                ----------  ----------
 Net plant and equipment                           770,988     743,034

Goodwill                                           111,807     117,299

Investments in and Advances to
 Unconsolidated Affiliates                          91,215      71,317

Other Assets                                        25,667      36,365

Net Assets of Discontinued Operations              499,337     588,416
                                                ----------  ----------

                                                $2,401,490  $2,393,893
                                                ==========  ==========

              GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (CONTINUED)
              -------------------------------------------------

                                                     September 30   December 31
                                                         1997          1996
                                                     ------------   -----------
                                                       (thousands of dollars)

 Liabilities and Stockholders' Equity

 Current Liabilities
  Notes payable                                       $      987    $      288
  Accounts payable                                       115,497       154,056
  Accrued expenses                                       138,990        98,169
  Income taxes payable                                    59,261        39,145
  Dividends payable                                        9,574         9,242
  Current portion of long-term debt                        5,023         7,717
                                                      ----------    ----------

  Total current liabilities                              329,332       308,617

 Long-Term Debt, less Current Portion                    501,647       503,795

 Other Noncurrent Liabilities                             17,278        18,688

 Deferred Income Taxes                                    69,088        67,328

 Minority Interest                                         6,158         8,566

 Stockholders' Equity
  Common stock, $1 par value, authorized
  200,000,000 shares, issued 72,525,363
  shares (1996 - 72,455,051 shares)                       72,525        72,455
  Additional paid-in capital                             122,084       121,224
  Retained earnings                                    2,039,031     1,893,104
  Cumulative translation adjustment                      (52,300)       17,064
  Treasury stock at cost 12,688,000
  shares (1996 - 10,842,200 shares)                     (703,353)     (616,948)
                                                      ----------    ----------

  Total Stockholders' Equity                           1,477,987     1,486,899
                                                      ----------    ----------

                                                      $2,401,490    $2,393,893
                                                      ==========    ==========

              GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
              -------------------------------------------------

                                  Three Months Ended    Nine Months Ended
                                     September 30         September 30
                                  ------------------  --------------------
                                   1997      1996       1997        1996
                                  ------    -------   --------    --------
                                    (in thousands except per share data)

Net Sales                        $368,376  $412,262  $1,169,301  $1,281,753

Operating Expenses
 Cost of products sold            272,326   305,082     869,306     938,929
 Selling, administrative
   and research expenses           47,602    57,772     149,297     172,661
                                 --------  --------  ----------  ----------
                                  319,928   362,854   1,018,603   1,111,590
                                 --------  --------  ----------  ----------

Operating Income                   48,448    49,408     150,698     170,163

Equity in Earnings of
 Affiliates and
   Other Income                     8,392     5,737      22,078      38,769

Interest and Other Expenses        11,680     8,787      35,891      41,475
                                 --------  --------  ----------  ----------

Income from Continuing
 Operations Before
   Income Taxes                    45,160    46,358     136,885     167,457

Income Taxes                       16,000    16,100      48,400      58,100
                                 --------  --------  ----------  ----------

Net Income from Continuing
 Operations                        29,160    30,258      88,485     109,357

Net Income from
 Discontinued Operations           29,658    38,087      85,592     103,168
                                 --------  --------  ----------  ----------

Total Net Income                 $ 58,818  $ 68,345  $  174,077  $  212,525
                                 ========  ========  ==========  ==========

Net Income per Share from
 Continuing Operations           $   0.49  $   0.49  $     1.47  $     1.71

Net Income per Share from
 Discontinued Operations         $   0.49  $   0.60  $     1.42  $     1.61
                                 --------  --------  ----------  ----------

Total Net Income per Share       $   0.98  $   1.09  $     2.89  $     3.32
                                 ========  ========  ==========  ==========

Dividends Declared
 per Share                       $   0.16  $   0.15  $     0.47  $     0.42
                                 ========  ========  ==========  ==========

Average Shares
 Outstanding                       59,849    63,410      60,181      63,966

              GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              -------------------------------------------------

                                                     Nine Months Ended
                                                        September 30
                                                 -------------------------
                                                     1997         1996
                                                 ------------  -----------
                                                   (thousands of dollars)
OPERATING ACTIVITES
 Net Income from Continuing Operations               $ 88,485     $109,357
 Adjustments to reconcile income
  from continuing operations to net cash
  provided by operating activities:
   Depreciation and amortization                       64,809       61,337
   Changes in deferred items and other                    147        6,118
                                                 ------------  -----------
   Cash provided by continuing operations
    excluding changes in working capital              153,441      176,812
   Changes in working capital other than
    debt, net of effects from business
    combinations                                       41,187      (20,217)
 Other noncurrent liabilities                            (835)      (3,072)
                                                 ------------  -----------
 Net Cash Provided by Operating Activities
    from Continuing Operations                        193,793      153,523
 Discontinued Operations:
   Net Income                                          85,592      103,168
   Change in net assets                                59,410       17,560
                                                 ------------  -----------
 Total Net Cash Provided by Operating
   Activities                                         338,795      274,251

INVESTING ACTIVITIES
 Plant & equipment additions                         (108,295)    (165,486)
 Business combinations, net of
    cash acquired                                        (999)      (6,246)
  Other                                                (5,860)      (5,755)
                                                 ------------  -----------
Net Cash Used in Investing Activities                (115,154)    (177,487)

FINANCING ACTIVITIES
  Net borrowing (repayment) under
   short-term credit lines                                394       (5,553)
  Net (decrease) increase in commercial
   paper and other long-term obligations                 (456)       7,730
  Proceeds from stock options exercised                 1,941        1,502
  Minority interest                                    (1,767)         (73)
  Repurchase of common stock                          (86,405)    (106,810)
  Cash dividends                                      (28,150)     (26,782)
                                                 ------------  -----------
Net Cash Used in Financing Activities                (114,443)    (129,986)

Effect of Exchange Rate Changes on Cash
   and Cash Equivalents                                (4,885)      (1,634)
                                                 ------------  -----------
Increase(Decrease) in Cash and
 Cash Equivalents                                     104,313      (34,856)

Cash and Cash Equivalents at
   Beginning of Year                                  147,367      126,535
                                                 ------------  -----------

Cash and Cash Equivalents at End of Period           $251,680     $ 91,679
                                                 ============  ===========

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                    OF OPERATIONS AND FINANCIAL CONDITION
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997


RESULTS OF CONTINUING OPERATIONS

Sales for the 1997 third quarter were $368 million compared to the $412 million reported in the prior-year period. Net income from continuing operations amounted to $29 million, or $.49 per share, down $1 million from 1996.

Total net income for the quarter was $59 million, or $.98 per share, down $10 million from 1996.

For the nine months, sales were $1.2 billion compared to $1.3 billion in 1996. Net income from continuing operations of $88 million, or $1.47 per share, was down $21 million from the year-ago period. Total net income of $174 million, or $2.89 per share, was down $38 million.

Sales by business unit are set forth in the following table ($-millions):


                                               Third Quarter                        Year to Date
                                    ------------------------------       ----------------------------------
                                    1997         1996       Change         1997         1996         Change
                                    ----         ----       ------         ----         ----         ------
Flame Retardants                    $68          $74          (8)%          $217        $219          (1)%
Intermediates and
   Fine Chemicals                    78           75           4 %           245         235           4 %
Polymer Stabilizers                  59           59           -             181         182          (1)%
Specialized Services                 76           89         (15)%           233         268         (13)%
Water Treatment                      87          115         (24)%           293         378         (22)%
                                   ----         ----        -----         ------      ------         -----
                                   $368         $412         (11)%        $1,169      $1,282          (9)%
                                   ====         ====        =====         ======      ======         =====

On an overall basis, the decline in sales reflects the following:

                                 Third              Year
                                Quarter           to Date
                                -------           -------
Selling Prices                     $(9)            $ (31)
Volumes                             26                97
Foreign Exchange                   (13)              (28)
Dispositions                       (48)             (151)
                                  ----             -----
                                  $(44)            $(113)
                                  ====             =====


Flame Retardant sales in the quarter declined about $6 million due equally to lower prices, volumes and unfavorable foreign exchange. Price increases announced at mid-year had some positive impact although some volume was sacrificed. Foreign exchange, particularly against the German mark and the Japanese yen, continues to be negative.

Intermediates and Fine Chemicals showed improvement over the prior-year quarter due to volume gains for most key products; however, pricing, especially for furfural and derivatives, continues to be weak.

Polymer Stabilizers volume expanded at double-digit rates; however, adverse currency impacts, primarily the German mark, offset almost all of the improvement. Price decreases in the quarter were less severe than earlier in the year.

The Enviro-Energy Performance Group (EEP), the Fluorine Business and WIL Lab toxicological testing businesses all achieved significant sales gains; however, Specialized Services, as a whole, declined due to the disposal in late 1996 of the engineered surface materials business and the continuing contraction of Chemol, the company's Eastern European chemical trading business. EEP's results reflect the strong growth of the domestic offshore activities coupled with new service offerings. Also, the environmental business has come back from last year's low and is expanding in the private sector market.

Water Treatment sales for the quarter, excluding the $40 million effect of selling the wholesale equipment distribution business at the end of 1996, enjoyed substantial volume growth that was partially offset by weak prices and adverse currency effects. A hot, dry, late summer in much of the U.S. mitigated the cool, wet start to the pool season. European sales measured in the local currency were ahead of 1996; however, unfavorable exchange eroded most of the improvement.

Gross profits in the quarter of $96 million were approximately $11 million less than the prior-year period. Volume gains of $9 million were totally offset by price declines. Dispositions reduced gross profits by another $8 million, and the effect of cost increases and negative currency effects were $2 million and $1 million, respectively. As a percentage of sales, gross profits were 26.1 percent for the quarter, up slightly from the prior-year period.

Selling, Administrative and Research expenses of $48 million for the quarter were about $10 million lower than the prior-year period. About $5 million of the reduction is the effect of dispositions. Cost reductions and currency contributed equally to the balance of the improvement. At 12.9 percent of sales, SAR are 1.1 percentage points lower than the year-ago quarter.

RESULTS FROM DISCONTINUED OPERATIONS

A summary of the results of operations for the company's Petroleum Additives business is provided in Note C to the Consolidated Financial Statements.

Sales for the quarter of $136 million declined $19 million due to a 15.6% drop in retail alkyl led compound volume. This above trend line decline reflects the timing of deliveries to Western European and Southeast Asian customers.
For the full year, the decline in retail tonnage is anticipated to be in the 9-10 percent range which is in line with trend line expectations. Average retail prices declined slightly reflecting the changing mix of regional sales. Wholesale sales declined about 5 percent from the prior year as volume declines were partially offset by higher selling prices.

Gross profits in the quarter declined about $14 million from the prior year as the effect of lower volume, slightly negative pricing and adverse currency effects more than offset lower production costs.

SAR declined about $2 million due primarily to cost reduction programs.

Included in the results of the discontinued operations are about $2 million (before income taxes) of spin-off related costs.

FINANCIAL CONDITION

Cash provided by operating activities of the continuing operations amounted to $194 million for the nine months ended September 30, 1997, a $40 million increase over the prior-year period. The improvement results from a $61 million reduction in working capital, primarily lower accounts receivable and reduced tax payments.

Trade accounts receivable are down $37 million from September 30, 1996, and $12 million from December 31, 1996, while total receivables declined $70 million and $29 million for the respective periods. The lower investment in trade receivables is due in part to reduced sales and, in part, to a reduction in days sales outstanding. The reduction in total receivables results from the collection of amounts associated with dispositions.

The investment in inventories, while up $10 million from September 30, 1996, declined about $8 million from 1996 year end. The small increase from a year ago reflects buildup to meet customer demand while the decline from year end results from the seasonality of the Water Treatment business.

Tax payments are lower this year reflecting a payment in 1996 of $38 million to settle years 1989-1991 with the IRS.

Capital spending of $108 million is about $57 million less than a year ago. Capital additions are primarily focused on cost improvements and new products. Capital spending for the year is expected to be in the $140 million range.

Through the first nine months of 1997, the company has repurchased 1,845,800 shares of common stock at a cost of $86 million, or $46.81 per share. The company is authorized to repurchase up to 4,478,100 additional shares. It is management's intention to do so as conditions warrant.

A cash dividend of $0.16 was paid during the quarter, an increase of $.01 over the $0.15 paid in 1996.

OTHER MATTERS

On July 16, 1997, the company's Board of Directors approved a plan to spin off its petroleum additives business, establishing a new independently traded public company (Octel). The company created by the spin-off will consist of the company's tetraethyl lead antiknock compounds business and its non-lead petroleum additives businesses.

In anticipation of the spin-off, Great Lakes has signed a memorandum of understanding with Chevron Chemical Company pursuant to which Octel would redeem Chevron's 10.65 percent interest in Octel. This transaction is expected to be completed by the end of November 1997.

Current plans call for Octel to raise approximately $450 million through borrowings in the public and private sector prior to the spin-off. A portion of the proceeds will be used to finance the acquisition of the Chevron interest with the remainder of the proceeds, plus available cash from Octel, less taxes and transaction costs, distributed to Great Lakes in the form of a special distribution of roughly $300 million. It is anticipated that the debt will mature over eight years and have an average interest cost of 9.5 percent. This level of debt will result in Octel having debt to total capitalization of about 60 percent.

The transaction will be carried out in the form of a tax-free distribution to Great Lakes shareholders of shares in the new petroleum additives company, and it is expected to be completed during the first half of 1998. The transaction is subject to receipt of a favorable ruling from the Internal Revenue Service, the acquisition of all existing minority interests in Octel, and final approval by Great Lakes' Board of Directors of the structure and financing of the new company.

On November 3, 1997, the company completed the acquisition of Cookson Group plc's global antimony products business, Anzon, for $90 million. Anzon is a global producer of antimony-based components for use as flame retardants. Anzon's annual sales amounted to about $90 million in 1996.

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

NOTE B - Income Taxes

The provision for income taxes at the effective tax rates reconciles with the statutory U.S. Federal tax rate as follows:


                                        Nine Months Ended
                                          September 30
                                      ---------------------
                                          1997      1996
                                          ----      ----
Statutory U.S. Federal tax rate          35.0%     35.0 %
Change in taxes relating
    various minor items                   0.4%     (0.3)%
                                         -----     ------
                                         35.4%     34.7 %
                                         =====     ======


NOTE C - Discontinued Operations

In July 1997 the Board of Directors approved a plan to spin off the company's petroleum additives business as an independent, publicly owned company. The transaction will be effected through the distribution of shares in the newly formed company to the Great Lakes Chemical Corporation's shareholders and is expected to be tax free to shareholders. The transaction is subject to the receipt of a favorable tax ruling from the Internal Revenue Service, the acquisition of all existing minority interests in Octel and the final approval by the Great Lakes Board of Directors of the structure and financing of the new company. Prior to the spin-off, it is anticipated that Octel will borrow approximately $450 million and use part of the proceeds to finance the acquisition of the minority interests. The proceeds from the borrowing, plus available cash from Octel less taxes and transaction costs, will be distributed to Great Lakes in the form of a special dividend of approximately $300 million. Great Lakes will contribute Octel's remaining net assets to Octel reducing Great Lakes shareholders' equity. As a result of the plan to spin off Octel, the company's consolidated financial statements and the notes thereto for the period ended September 30, 1997, report this business as a discontinued operation. Prior-period financial statements have been restated accordingly. A summary statement of income and summary statement of position of the discontinued operation is shown below:


                                    Three Months Ended        Nine Months Ended
                                       September 30              September 30
                                    -------------------       ------------------
Summary Statement                     1997      1996           1997       1996
                                      ----      ----           ----       ----
of Income:
-----------------
($-Millions)

Net Sales                            $135.5     $154.9        $389.7     $423.5
Operating Expenses
 Cost of products sold                 63.7       69.3         188.9      188.9
 Selling, administrative
    research expenses                  11.3        3.2          35.3       39.7
                                     ------     ------        ------     ------
                                       75.0       82.5         224.2      228.6
                                     ------     ------        ------     ------

 Operating Income                      60.5       72.4         165.5      194.9
 Other Expenses                         9.1        6.7          16.2       17.2
 Minority Interest                      6.8        8.5          20.4       23.1
                                     ------     ------        ------     ------
 Income before Income
  Taxes                                44.6       57.2         128.9      154.6
 Income Taxes                          15.0       19.1          43.3       51.4
                                     ------     ------        ------     ------
 Net Income                           $29.6      $38.1         $85.6     $103.2
                                     ======     ======        ======     ======


Summary Statement
of Position                         Sept. 30 1997  Dec. 31 1996
-------------------------           -------------  ------------
Current Assets                          $278.0        $339.7
Net Property, Plant
 and Equipment                           103.3         115.4
Goodwill and Other Assets                378.9         400.7
                                        ------        ------
                                         760.2         855.8

Current Liabilities                      146.5         125.5
Other Liabilities                        114.4         141.9
                                        ------        ------
Great Lakes Investment                  $499.3        $588.4
                                        ======        ======

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


Date November 6, 1997             By  /s/ Robert T. Jeffares
     ---------------------            -----------------------------
                                      Robert T. Jeffares
                                      Executive Vice President and
                                      Chief Financial Officer

Date November 6, 1997             By  /s/ Robert J. Smith
     ---------------------            -----------------------------
                                      Robert J. Smith, Controller