Form 10-K
period 1997-12-31
GREAT LAKES CHEMICAL CORP
filed 1998-03-30
CIK 43362

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
                          Commission file number 1-6450

                        GREAT LAKES CHEMICAL CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                         95-1765035
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

ONE GREAT LAKES BOULEVARD
P. O. BOX 2200
WEST LAFAYETTE, INDIANA                                                 47996
(Address of principal executive offices)                              (Zip Code)

         Registrant's telephone number, including area code 765-497-6100

Securities registered pursuant to Section 12(b) of the Act:
                                                        Name of each exchange on
     Title of each class                                    which registered
Common stock, $1.00 par value                           New York Stock Exchange
                                                        Pacific Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:  None

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

As of March 9, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $2,807,722,770.

As of March 9, 1998, 59,032,279 shares of the registrant's stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1997 Annual Report to Stockholders are incorporated by reference into Parts I, II and IV. Portions of the annual proxy statement expected to be filed on March 30, 1998 are incorporated by reference into Part III.

                                     PART I

Item 1.    BUSINESS

GENERAL

Great Lakes Chemical Corporation is a Delaware corporation incorporated in 1933, having its principal executive offices in West Lafayette, Indiana. The Company's operations consist of one dominant industry-segment chemicals and allied products. Within this segment the Company focuses on performance chemicals, water treatment chemicals, and specialized services and manufacturing. In 1997, the Company took a number of actions that will enable it to focus on its core specialty chemicals operations. These include the announced spin off of the petroleum additives business (Octel), and the decision to exit the furfural and derivatives, Eastern European trading (Chemol) and environmental services businesses. These businesses are reported as discontinued operations. Unless otherwise indicated, the information herein refers to the continuing business of the Company. The Business Profile on page 6 and the Review of Operations on pages 8 through 17 of the 1997 Annual Report to Stockholders are incorporated herein by reference.

The term "Great Lakes" as used herein means Great Lakes Chemical Corporation and its Subsidiaries unless the context indicates otherwise.

Net sales by Business Unit are set forth in the following table (dollars in millions):

Years - ended December 31                          1997              1996              1995
                                                  ------            ------            ------
Flame Retardants                                  $  309            $  294            $  300
Intermediates and Fine Chemicals                     211               196               197
Polymer Stabilizers                                  245               242               224
Specialized Services and Manufacturing               194               190               152
Water Treatment                                      352               430               419
                                                  ------            ------            ------
Total Net Sales                                   $1,311            $1,352            $1,292
                                                  ------            ------            ------

PRODUCTS AND SERVICES

The following is a list of the principal products and services provided by Great
Lakes:

                                                 FLAME RETARDANTS

Products & Services               Principal Markets                        Facilities                      Major Raw Materials
-------------------               -----------------                        ----------                      -------------------
Brominated,  intumescent          Computer and Business Equipment,         El Dorado, AR                   Bromine
and antimony based flame          Consumer Electronics, Textiles,          Newport, TN                     Bisphenol A
retardants                        Urethanes and Construction               Laredo, TX                      Diphenyl Oxide
                                  Materials                                Reynosa, Mexico                 Antimony
                                                                           Aycliffe, U.K.


                                                POLYMER STABILIZERS

Products & Services            Principal Markets                        Facilities                      Major Raw Materials
-------------------            -----------------                        ----------                      -------------------
Antioxidants, UV absorbers     Computer and Business Equipment,         Newport, TN                     Alkylated Phenols,
and Light Stabilizers          Consumer Appliances, Packaging,          Catenoy, France                 Methyl Acrylate,
                               Textiles, Building and                   Persan, France                  Phosphorus Trichloride
                               Construction, Transportation             Waldkraiburg, Germany
                                                                        Pedrengo, Italy
                                                                        Ravenna, Italy
                                                                        Pyongtaek, Korea


                                         INTERMEDIATES AND FINE CHEMICALS

Bromine, Bromine derivatives         Pharmaceutical Industry,           ElDorado, AR                    Bromine
and Bromine-based specialty          Agrochemical Industry,             Marysville, AR                  Chlorine
chemicals, and Methyl Bromide        Electronics, Soil Crop and         Newport, TN
                                     Structural Pest Control,           Konstanz, Germany
                                     Photographic Papers and Films      Amlwch, U.K.
                                     and Rubber Compounds               Halebank, U.K.


                                             WATER TREATMENT CHEMICALS

RECREATIONAL
Water sanitizers -                   Pool and Spa Dealers and           Conyers, GA                     BCDMH,
BioGuard(R),OMNI(R),                 Distributors, Mass Market          Decatur, GA                     Chlorinated
Guardex(R) Pool Time(R),             Retailers, Builders                Lake Charles, LA                Isocyanurates, Calcium
AquaChem(R), Vantage(R),                                                Adrian, MI                      Hypochlorite, Cyanuric
AquaBrom(R), Bayrol(R),                                                 Victoria, Australia             Acid
Hydrotech(R),                                                           Ontario, Canada
Algicides, oxidizers, pH                                                Mundolsheim, France
balancers, mineral balancers                                            Munich, Germany
and specialty chemicals                                                 Barbera Del Valles, Spain
                                                                        Kyalami, South Africa
                                                                        Glouchester, U.K.


INDUSTRIAL
BromiCide(R) and                     Industrial Cooling Water           Adrian, MI                      Sodium Bromide
LiquiBrom(TM) Specialty              Treatment, Industrial and          ElDorado, AR                    Bromine
Biocides, Biocide dispensing         Municipal Wastewater Treat-
equipment                            ment, Pulp and Paper and
                                     Food Processing

                                      SPECIALIZED SERVICES AND MANUFACTURING

OIL FIELD SERVICES
Completion products and        Worldwide Oil and Gas              Lafayette, LA                   Calcium Bromide
services, including            Industry                           New Orleans, LA                 Sodium Bromide
reservoir analysis,                                               Houston, TX                     Zinc Bromide
solids-free fluids, sand                                          Milan, Italy
control, filtration,                                              Villahermosa, Mexico
downhole tools, stimulation                                       Stravanger, Norway
and marine well services                                          Aberdeen, U.K.
                                                                  Anaco, Venezuela

TOXICOLOGICAL SERVICES
All phases of nonclinical      Pharmaceutical, Chemical,          Ashland, OH
toxicological testing and      Veterinary, Medical, Agri-
bioanalytical services,        cultural, Food and Consumer
Design of specialized          Products Industries
toxicological, metabolic and
analytical chemistry programs

FLUORINE CHEMISTRY
Fire extinguishing agent       Data Processing                    ElDorado, AR                    Fluorine
FM-200(R), Organo-fluorine     Telecommunications
compounds, Fluorinated         Military
intermediates

BUSINESS RISKS

Great Lakes Chemical Corporation is including the following cautionary statement in this Annual Report of Form 10-K to make applicable and take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 with respect to any forward-looking statement made by, or on behalf of, the Company. The factors identified in this cautionary statement are important factors (but do not necessarily constitute all important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, the Company cautions that, while it believes such assumptions or basis to be reasonable and makes them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

       Competitive factors such as pricing pressures on key products and the cost and availability of key raw materials.

       Governmental factors including laws and regulations and judicial decisions related to the production or use of key products such as bromine and bromine derivatives.

       The difficulties and uncertainties inherent in new product development. New product candidates that appear promising in development may fail to reach the market because of safety concerns, inability to obtain necessary regulatory approvals, difficulty or excessive costs to manufacture, or infringements of the patents or intellectual property rights of others.

       Legal factors, including unanticipated litigation of product liability claims, antitrust litigation; environmental matters, and patent disputes with competitors which could preclude commercialization of products or negatively affect the profitability of existing products.

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

       Loss of brine leases or inability to produce bromide ion in required quantities due to depletion of resources or other causes beyond the Company's control.


1997 DEVELOPMENTS

The Business Profile on page 6 and the Review of Operations on pages 8 through 17 of the 1997 Annual Report to Stockholders are incorporated herein by reference.

Raw Materials

The sources of essential raw materials for bromine are the brine from company-owned wells in Arkansas and sea water extraction plants in Europe. The Arkansas properties are located atop the Smackover lime deposits, which constitute a vast underground sea of bromine-rich brine. The area between ElDorado and Magnolia, Arkansas, (located about 35 miles west of ElDorado) provides the best known geological location for bromine production and both major domestic bromine manufacturers are located there. Based on projected production rates, the Company's brine reserves are estimated to be adequate for the foreseeable future.

Other materials used in the chemical processes are obtained from outside suppliers through purchase contracts. Supplies of these materials are believed to be adequate for the Company's future operations.

International Operations

Great Lakes has a substantial presence in foreign markets. The Company's investment in foreign countries is principally in Western Europe and represents $482 million or 31 percent of total assets, excluding discontinued operations.

Sales to customers in foreign countries (primarily Europe and the Far East) amount to 46, 46 and 45 percent of total sales for the years ended December 31, 1997, 1996, and 1995, respectively. Approximately 35, 36 and 34 percent of these foreign sales, respectively for the three years shown, are attributable to products exported from the U.S., with the balance of the Company's international sales primarily being products manufactured and sold by the Company's European subsidiaries and branches. The profitability on foreign sales (including U.S. exports and foreign manufactured products) approximates those for domestic operations.

The geographic segment data contained in the note "Industry Segments and Foreign Operations" of Notes to Consolidated Financial Statements on page 36 of the 1997 Annual Report to Stockholders is incorporated herein by reference.

Customers and Distribution

During the last three years, no single customer accounted for more than 10 percent of Great Lakes' total consolidated sales. The Company has no material contracts or subcontracts with government agencies. A major portion of the Company's sales are sold to industrial or commercial users for use in the production of other products. Some products, such as recreational water treatment chemicals and supplies, are sold to a large number of retail pool stores, mass merchandisers and distributors. Some export sales are marketed through distributors and brokers.

The Company's business does not normally reflect any material backlog of orders at year-end.

Competition

Great Lakes is in competition with businesses producing the same or similar products as well as businesses producing products intended for similar use. There is one other major bromine producer in the United States which competes with the Company in varying degrees, depending on the product involved, with respect to the sale of bromine and bromine derivatives. There is also one major overseas manufacturer of bromine and brominated products which competes with the Company in the United States and elsewhere. There are several small producers in the U.S. and overseas which are competitors in several individual products. In addition, there are numerous manufacturers of alternatives that compete with the Company. In the polymer stabilizers area, the Company competes with a significantly larger supplier across this entire product line and with a number of smaller companies in individual product areas. The Company competes with several manufacturers and distributors of swimming pool and spa chemicals and equipment.

Principal methods of competition are price, product quality and purity, technical services and ability to deliver promptly. The Company is able to move quickly in providing new products to meet identified market demands, and believes its production costs are among the lowest in the world. These factors, combined with high technical skills, allow the Company to compete effectively.

Seasonality and Working Capital

The products which the Company sells to the agricultural and swimming pool markets, exhibit some seasonality; however, the quarterly effect on overall Company sales and profits is not material. Seasonality results in the need to build inventories for rapid delivery at certain times of the year. The pool product season is strongest during the first six months, requiring a build-up of inventory at the beginning of the year. Except for certain arrangements with distributors and dealers of swimming pool and spa products, customers are not permitted to return unsold material at the end of a season. Extended credit terms are granted only in cases where the Company chooses to do so to meet competition.

The effect of the above items on working capital requirements is not material.

Research and Development and Patents

Research and development expenditures are included in the note "Research and Development Expense" of the Notes to Consolidated Financial Statements on page 35 of the 1997 Annual Report to Stockholders and is incorporated herein by reference. The Company holds no patents, licenses, franchises or concessions which are essential to its operations.

Environmental and Toxic Substances Control

The Company recognizes its responsibility for the sound environmental management of its businesses and operations. In addressing this responsibility, the Company's domestic chemical manufacturing operations subscribe to the comprehensive environmental stewardship program developed by the Chemical Manufacturers Association known as Responsible Care.

The Company is in material compliance with all environmental laws and regulations to which it is subject.

Employees

The Company has approximately 5,100 employees.


Item 2.    PROPERTIES

Great Lakes has plants at 11 locations in 7 states and 16 plants in 9 foreign countries. Most principal plants are owned. Listed under Item 1 above in a table captioned Products and Services are the principal locations at which products are manufactured, distributed or marketed.

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

No matter was submitted to a vote of security holders during the quarter ended December 31, 1997.

                                     PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

As of March 9, 1998, there were approximately 3,700 registered holders of Great Lakes Common Stock. Additional information is contained in the 1997 Annual Report to Stockholders, under the captions "Stock Price Data" and "Cash Dividends Paid" on page 37 all of which are incorporated herein by reference.

Item 6.    SELECTED FINANCIAL DATA

This information is contained in the 1997 Annual Report to Stockholders, under the caption "Financial Review" on page 19 and is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

"Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 20 through 24 of the 1997 Annual Report to Stockholders, is incorporated herein by reference.

Item 7a.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

This information is included in the "Market Risks" section of "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 23 and 24 of the 1997 Annual Report to Stockholders and is incorporated herein by reference.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements together with the report thereon of Ernst & Young LLP dated February 3, 1998, appearing on pages 25 through 36 and the "Quarterly Results of Operations" on page 37 of the 1997 Annual Report to Stockholders, are incorporated herein by reference.

Item 9.    DISAGREEMENT OF ACCOUNTING AND FINANCIAL DISCLOSURE

No change of auditors or disagreements on accounting methods have occurred which would require disclosure hereunder.


                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers


                                                                                                   Officer
Name and Age                         Office                                                        Since
------------                         ------                                                        -----

Robert B. McDonald, 61(1)            Chief Executive Officer and President.  Mr. McDonald joined   1981
                                     the Company in 1970.  He received the B.E. in Chemical
                                     Engineering from Yale University and the M.S. in the same
                                     field from the University of Washington.

Robert T. Jeffares, 62               Executive Vice President and Chief Financial Officer.  Mr.    1983
                                     Jeffares joined the Company in 1983.  He received the B.S.
                                     in Accounting from the University of Alabama.

L. Donald Simpson, 62                Executive Vice President.  He joined the Company in 1992.     1992
                                     He is a graduate of Rose Hulman Institute of Technology
                                     with the B.S. in Chemical Engineering.

Marshall E. Bloom, 60                Vice President, Water Treatment.  Mr. Bloom is a graduate     1994
                                     of the University of Georgia receiving his B.B.A.  He
                                     joined Bio-Lab in 1955 and Great Lakes in 1990.

David R. Bouchard, 54                Vice President, Bromine and Bromine Derivatives.  He joined   1990
                                     the Company in 1982.  He received the B.S. in Chemical
                                     Engineering from the University of Michigan and the M.S. in
                                     Industrial Administration from Purdue University.

Stephen D. Clark, 52                 Vice President, Corporate R&D.  He joined the Company in      1995
                                     1995.  He holds the B.S. in Chemistry from Seattle
                                     University and the Ph.D. in Organic Chemistry from the
                                     Massachusetts Institute of Technology.

Mark Esselman, 41                    Vice President, Human Resources.  Mr. Esselman came to        1997
                                     Great Lakes from U.S. Robotics in 1997 with nearly 20 years of human resources experience.  He received his B.S. and
                                     M.S. degrees from the University of Wisconsin.

Richard R. Ferguson, 46              Vice President, Treasurer and Assistant Secretary.  He        1991
                                     joined the Company in 1977.  He graduated from Ball State
                                     University with the B.S. in Accounting.

Otto K. Furuta, 54                   Vice President, Purchasing and Logistics.  He joined the      1996
                                     Company in 1980.  He earned the B.S. degree in Chemistry
                                     from the University of California, Berkeley, and the Ph.D.
                                     in Organic Fluorine Chemistry from the University of
                                     Colorado.

Robert L. Hollier, 55                Vice President, and President of OSCA, Inc.  He joined the    1991
                                     Company in 1982. He graduated from the University of
                                     Southwestern Louisiana with the B.S. in Business
                                     Administration.

John V. Lacci, 46                    Vice President, General Counsel.  He has been with the        1994
                                     Company for 11 years.  He received his B.A. from Georgetown
                                     University and the J.D. from Georgetown University School
                                     of Law.

J. Larry Robertson, 49               Vice President, LINX.  He joined the Company in 1974.  He     1994
                                     graduated from the University of Arkansas with the B.S. in
                                     Chemical Engineering.

John B. Talpas, 54                   Vice President, Manufacturing.  He joined the Company in      1988
                                     1988 and is a graduate of Carnegie-Mellon Institute with
                                     the B.S. in Chemical Engineering.

Robert J. Smith, 51                  Vice President, Controller.  He joined the Company in 1993    1993
                                     and received the B.A. in Economics from Fairfield
                                     University.

David C. Sanders, 54                 Associate Vice President, New Product Development.  He        1990
                                     joined the Company in 1972.  He received the B.S. in
                                     Chemistry from Butler University and the Ph.D. in Organic
                                     Chemistry from Ohio State University.

Mary P. McClanahan, 54               Corporate Secretary.  She joined the Company in 1978 and      1994
                                     was educated in England.

Stephen E. Brewer, 49                Assistant Treasurer  He joined the Company in 1991.  He       1994
                                     received the B.S. in Chemical Engineering from Purdue
                                     University and the M.B.A. from Northwestern University

     (1)
     On March 23, 1998, Mr. McDonald announced his intention to retire effective April 6, 1998. Mark Bulriss has been appointed to succeed Mr. McDonald. Mr. Bulriss joins Great Lakes from AlliedSignal, Inc. where he was president of the Polymers Division since 1996. He joined AlliedSignal in 1993 as president of the Laminates business unit, moving to president of the Electronic Materials Division in 1995. Prior to AlliedSignal, Mr. Bulriss spent 16 years with GE Plastics.

Information with respect to directors of the Company is contained under the heading "Proposal One: Election of Directors" in the Great Lakes' Proxy Statement relating to the 1998 Annual Meeting of Stockholders expected to be filed on March 30, 1998, which is incorporated herein by reference.

Item 11.   EXECUTIVE COMPENSATION

The information under the heading "Executive Compensation and Other Information" in the 1998 Proxy Statement is incorporated by reference in this report.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 1998 Proxy Statement is incorporated by reference in this report.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the heading "Compensation Committee Interlocks and Insider Participation" in the 1998 Proxy Statement is incorporated by reference in this report.

                                     PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)        Financial Statements

The following Consolidated Financial Statements of Great Lakes Chemical Corporation and Subsidiaries and related notes thereto, together with the report thereon of Ernst & Young LLP dated, February 3, 1998, appearing on pages 25 through 36 of the 1997 Annual Report to Stockholders, are incorporated by reference in Item 8:

     Consolidated Balance Sheets - December 31, 1997 and 1996
     Consolidated Statements of Income and Retained Earnings -
         Years ended December 31, 1997, 1996 and 1995
     Consolidated Statements of Cash Flows -
         Years ended December 31, 1997, 1996 and 1995
     Notes to Consolidated Financial Statements

(a)(2)        Financial Statement Schedules

The following additional information is filed as part of this report and should be read in conjunction with the 1997 financial statements.

              Schedule II - Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

(a)(3)        Exhibits:

              Exhibit No.    Description
              -----------    -----------

                  (3)(i)     Articles of Incorporation
                  (3)(ii)    By-Laws
                  (4)        Shareholders Rights Plan amended and restated
                             December 7, 1995 (filed on Form 8K (No. I-06450), and incorporated herein by reference)
                  (10)(i)    Supplemental Retirement Plan
                  (10)(ii)   Deferred Compensation Plan
                  (10)(iii)  Supplemental Savings Plan
                  (10)(iv)   Severance Agreements
                  (10)(v) Deferred Compensation Plan Supplement for one executive
                  (10)(vi)   Non Employee Directors' Deferred and Long Term
                             Compensation Plan
                  (10)(vii)  Split-Dollar Life Insurance
                  (10)(viii) Change in Control Agreements
                  (10)(ix)   Directors Retirement Plan
                  (10)(x)    1993 Employee Stock Compensation Plan
                  (10)(xi)   1984 Employee Stock Option Plan
                  (13)       1997 Annual Report to Stockholders
                  (21) Subsidiaries - Incorporated herein by reference is the list of subsidiaries appearing on the inside of the back cover of the 1997 Annual Report to Stockholders

                  (23)       Consent of Independent Auditors
                  (27.1)     Financial Data Schedules December 31, 1997, and
                             March 31, 1997, June 30, 1997 and September 30,
                             1997 Restated
                  (27.2)     Financial Data Schedules March 31, 1996, June 30,
                             1996, September 30, 1996 and December 31, 1996
                             Restated
                  (27.3)     Financial Data Schedule December 31, 1995 Restated

                  Exhibit No. 23 is included herewith. All other exhibits except exhibit No. 4 are included herewith as part of the electronic filing.

(b)           Reports on Form 8-K

The Company filed a Form 8-K on December 31, 1997 in connection with the restructuring of the Company's operations.

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

GREAT LAKES CHEMICAL CORPORATION
(Registrant)

Date February 17, 1998                  /s/ Robert B. McDonald
     -------------------------------    ----------------------
                                        Robert B. McDonald, President and
                                        Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Date February 17, 1998                  /s/ Robert T. Jeffares
     -------------------------------    ----------------------
                                        Robert T. Jeffares,
                                        Executive Vice President
                                        and Chief Financial Officer

Date February 17, 1998                  /s/ Robert J. Smith
     -------------------------------    -------------------
                                        Robert J. Smith, Vice President -
                                        Controller
                                        (Principal Accounting Officer)

Date February 17, 1998                  /s/ Evan Bayh
     -------------------------------    -------------
                                        Evan Bayh, Director

Date February 17, 1998                  /s/ William H. Congleton
     -------------------------------    ------------------------
                                        William H. Congleton, Director

Date February 17, 1998                  /s/ John S. Day
     -------------------------------    ---------------
                                        John S. Day, Director


Date February 17, 1998                  s/ Thomas M. Fulton
     -------------------------------    -------------------
                                        Thomas M. Fulton, Director

Date February 17, 1998                  /s/ Martin M. Hale
     -------------------------------    ------------------
                                        Martin M. Hale, Director

Date February 17, 1998                  /s/ Louis E. Lataif
     -------------------------------    -------------------
                                        Louis E. Lataif, Director

Date February 17, 1998                  /s/ Richard H. Leet
     -------------------------------    -------------------
                                        Richard H. Leet, Director

Date February 17, 1998                  /s/ Robert B. McDonald
     -------------------------------    ----------------------
                                        Robert B. McDonald, Director

Date February 17, 1998                  /s/ Jay D. Proops
     -------------------------------    -----------------
                                        Jay D. Proops, Director

                                                                     SCHEDULE II


                GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED DECEMBER 31, 1997

                                       Balance at                Additions                                   Balance
                                       Beginning      Charges to Costs   Charged to                           at End
Description                            of Period        and Expenses   Other Accounts     Deductions        of Period
-----------                            ---------        ------------   --------------     ----------        ---------
1997:
Reserve deducted from asset:
  Allowance for doubtful accounts
  receivable
                                      $  7,321,000     $   (352,000)        $-0-       $  1,166,000(A)    $  5,803,000
                                      ------------     ------------     ------------   ------------       ------------

Accumulated amortization of
  goodwill                            $ 10,712,000     $  2,645,000         $-0-       $    712,000(B)    $ 12,645,000
                                      ------------     ------------     ------------   ------------       ------------

1996:
Reserve deducted from asset:
  Allowance for doubtful accounts
  receivable                          $  5,998,000     $  1,931,000         $-0-       $    608,000(A)    $  7,321,000
                                      ------------     ------------     ------------   ------------       ------------

Accumulated amortization of
 goodwill                             $  8,166,000     $  2,805,000         $-0-      $     259,000(B)    $ 10,712,000
                                      ------------     ------------     ------------   ------------       ------------

1995:
Reserve deducted from asset:
  Allowance for doubtful accounts
  receivable                          $  6,305,000     $    648,000         $-0-      $     955,000(A)    $  5,998,000
                                      ------------     ------------     ------------   ------------       ------------

Accumulated amortization of
 goodwill                             $  5,416,000     $  2,750,000         $-0-      $    -0-            $  8,166,000
                                      ------------     ------------     ------------   ------------       ------------

(A) Uncollectible accounts receivable written off, net of recoveries and foreign currency translation.

(B) Foreign currency translation.