Form 10-Q
period 1998-03-31
GREAT LAKES CHEMICAL CORP
filed 1998-05-14
CIK 43362

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549
                          ------------------------

                                  FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934



                    For the quarter ended March 31, 1998
                        Commission file number 1-6450

                      GREAT LAKES CHEMICAL CORPORATION
           (Exact name of registrant as specified in its charter)

                 DELAWARE                                 95-1765035
       (State or other jurisdiction of                  (IRS Employer
       incorporation or organization)                Identification No.)

       ONE GREAT LAKES BOULEVARD
       P.O. BOX 2200
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


One Class - 59,039,352                              Shares as of March 31, 1998

Part 1 - Financial Statements

              GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
              -------------------------------------------------

                                                     March 31       December 31
                                                       1998             1997
                                                     --------       -----------
                                                       (thousands of dollars)
Assets

Current Assets
  Cash and cash equivalents                        $    84,601      $    73,673
  Accounts and notes receivable, less
  allowance of $5,661 (1997 - $5,803)                  283,295          256,892

  Inventories
    Finished products                                  230,202          217,398
    Raw materials                                       57,055           51,984
    Supplies                                            29,959           28,793
                                                   -----------      -----------
      Total inventories                                317,216          298,175

  Prepaid expenses                                      28,807           39,806
                                                   -----------      -----------

  Total current assets                                 713,919          668,546

Plant and Equipment                                  1,177,554        1,140,617
  Less allowance for depreciation                     (506,042)        (481,982)
                                                   -----------      -----------
    Net plant and equipment                            671,512          658,635

Goodwill                                               115,407          114,902

Investments in and Advances to
  Unconsolidated Affiliates                             73,418           72,716

Other Assets                                            27,902           29,052

Net Assets of Discontinued Operations                  714,033          726,540
                                                   -----------      -----------
                                                   $ 2,316,191      $ 2,270,391
                                                   ===========      ===========

              GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (CONTINUED)
              -------------------------------------------------

                                                     March 31       December 31
                                                       1998             1997
                                                     --------       -----------
                                                      (thousands of dollars)
Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                                 $   114,097      $   140,310
  Accrued expenses                                     130,430          134,547
  Income taxes payable                                  29,346           13,511
  Dividends payable                                      9,447            9,431
  Notes payable and current portion
    of long-term debt                                    6,907            6,557
                                                   -----------      -----------
  Total current liabilities                            290,227          304,356

Long-Term Debt, less Current Portion                   579,811          561,455

Other Noncurrent Liabilities                            41,753           28,692

Deferred Income Taxes                                   65,113           68,445

Stockholders' Equity
  Common stock, $1 par value,
    authorized 200,000,000 shares,
    issued 72,659,868
    (1997 - 72,572,602 shares)                          72,660           72,573
  Additional paid-in capital                           125,019          123,379
  Retained earnings                                  1,945,843        1,912,468
  Minimum pension liability adjustment                  (2,543)          (2,543)
  Cumulative translation adjustment                    (56,539)         (52,855)
  Less treasury stock, at cost,
  13,620,516 shares
  (1997 - 13,628,300 shares)                          (745,153)        (745,579)
                                                   -----------      -----------
  Total stockholders' equity                         1,339,287        1,307,443
                                                   -----------      -----------
                                                   $ 2,316,191      $ 2,270,391
                                                   ===========      ===========

              GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
              -------------------------------------------------

                                                        Three Months Ended
                                                             March 31
                                                        ------------------
                                                        1998          1997
                                                        ----          ----
                                                       (thousands of dollars
                                                       except per share data)
Net Sales                                          $   334,764      $   319,618


Operating Expenses
  Cost of products sold                                241,390          230,753
  Selling, administrative
    and research expenses                               61,562           44,647
                                                   -----------      -----------
                                                       302,952          275,400
                                                   -----------      -----------

Operating Income                                        31,812           44,218

Interest and Other Income                                8,204            5,915

Interest and Other Expenses                             12,453            9,104
                                                   -----------      -----------
Income from Continuing Operations
  before Income Taxes                                   27,563           41,029

Income Taxes                                            10,300           14,700
                                                   -----------      -----------
Net Income from Continuing Operations                   17,263           26,329

Net Income from Discontinued Operations                 25,559           26,539
                                                   -----------      -----------
Net Income                                         $    42,822      $    52,868
                                                   ===========      ===========

Earnings per Share:
Basic
  Continuing Operations                            $      0.29      $      0.43
  Discontinued Operations                                 0.44             0.44
                                                   -----------      -----------
                                                   $      0.73      $      0.87
                                                   ===========      ===========

Diluted
  Continuing Operations                            $      0.29      $      0.43
  Discontinued Operations                                 0.43             0.43
                                                   -----------      -----------
                                                   $      0.72      $      0.86
                                                   ===========      ===========

Cash Dividends Declared per Share                  $      0.16      $      0.15


              GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              -------------------------------------------------

                                                        Three Months Ended
                                                              March 31
                                                   ----------------------------
                                                       1998            1997
                                                      (thousands of dollars)
OPERATING ACTIVITIES
  Net income from continuing operations            $    17,263      $    26,329
  Adjustments to reconcile income from
    continuing operations to net cash
    provided by operating activities:
      Depreciation and amortization                     19,786           16,870
      Changes in deferred items and other               (2,300)             345
                                                   -----------      -----------
      Cash provided by continuing operations
        excluding changes in working capital            34,749           43,544
      Changes in working capital other than
        debt, net of effect from business
        combinations                                   (42,054)         (43,845)
  Other noncurrent liabilities                           7,600            3,969
                                                   -----------      -----------
Net Cash Provided by Operating Activities
  from Continuing Operations                               295            3,668

Discontinued Operations:
  Net income                                            25,559           26,539
  Change in net assets                                   9,805           18,202
                                                   -----------      -----------
Net Cash Provided by Operating Activities               35,659           48,409

INVESTING ACTIVITIES
  Plant and equipment additions                        (33,666)         (34,772)
  Business combinations, net of cash acquired           (2,124)            (999)
  Other                                                    261           (6,269)
                                                   -----------      -----------
Net Cash Used in Investing Activities                  (35,529)         (42,040)

FINANCING ACTIVITIES
  Net borrowings under short-term
    credit lines                                           324            1,208
  Net increase in commercial paper and
    other long-term obligations                         17,286           85,437
  Proceeds from stock options exercised                  1,727               34
  Cash dividends                                        (9,447)          (8,981)
  Repurchase of common stock                                --          (81,956)
  Other                                                    426               --
                                                   -----------      -----------
Net Cash Provided (Used) by Financing
  Activities                                            10,316           (4,258)
Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                                     482           (2,240)
                                                   -----------      -----------
Increase (Decrease) in Cash and Cash
  Equivalents                                           10,928             (129)
Cash and Cash Equivalents at Beginning
  of Year                                               73,673          141,439
                                                   -----------      -----------
Cash and Cash Equivalents at End of Year           $    84,601      $   141,310
                                                   ===========      ===========

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                    OF OPERATIONS AND FINANCIAL CONDITION
                  FOR THE THREE MONTHS ENDED MARCH 31, 1998
               -----------------------------------------------

CONTINUING OPERATIONS
---------------------

The following table sets forth the percentage relationship to net sales of certain income statement items for the Company's continuing operations:

                                            1998    1997
                                           ------  ------
      Net Sales                            100.0%  100.0%
      Gross Profits                         27.9    27.8
      Selling, Administrative & Research    13.8    14.0
      CEO Transition Costs                   4.6      --
                                           -----   -----
      Operating Income                       9.5    13.8
      Interest and Other Income              2.4     1.6
      Interest and Other Expense             3.6     1.9
                                           -----   -----
      Income before Taxes                    8.3    12.8
      Income Taxes                           3.1     4.6
                                           -----   -----
      Net Income                             5.2%    8.2%
                                           =====   =====


Sales for the first quarter were $335 million, an increase of $15 million over the prior year. The table below shows sales by business unit:

                                           1998   1997   Change
                                           ----   ----   ------
      Flame Retardants                     $ 84   $ 76      11%
      Intermediates and Fine Chemicals       51     48       6%
      Polymer Stabilizers                    62     61       2%
      Specialized Services                   48     46       4%
      Water Treatment                        90     89       1%
                                           ----   ----
                                           $335   $320       5%
                                           ====   ====

The increase in sales is attributable to the following:

      Selling Price Decrease               $ (1)
      Volume Improvements                    11
      Foreign Exchange                       (9)
      Acquisitions                           14
                                           ----
                                           $ 15
                                           ====

Flame Retardants sales increased as a result of the acquisition of Anzon, a
producer of antimony-based products.  Sales volume of   brominated flame
retardants were lower than a year ago due to economic weakness in Japan and Southeast Asia. Also negatively effecting sales was the relative strength of the dollar vis-a-vis most European currencies and the Japanese yen.

The Polymer Stabilizers business benefited from strong volume gains due to the growth of proprietary blends and increased market presence in certain regions of the world. Price comparisons continue to be negative due to competitive activity. Currency effects were negative.

The improvement in Intermediates and Fine Chemicals sales was primarily volume driven.

All of the businesses in the Specialized Services business unit - fluorine derivatives, oil field services, toxicological testing - posted modest volume-related improvements.

Water Treatment sales were up slightly over the prior year as volume gains of approximately 5 percent were offset by adverse currency effects in Europe and some deterioration in average selling prices.

Gross profits for the period amounted to $93 million, or an increase of $4 million over the prior year. As a percentage of sales, gross profits were essentially unchanged from the prior year. Volume gains, favorable product mix and the Anzon acquisition added $9 million to gross profits, while foreign exchange had a $3 million negative effect. Manufacturing costs and selling prices combined to negatively effect gross profits by about $2 million. Raw material costs were comparable to the year-ago period as the Company is yet to benefit from posted chlorine price reductions.

SAR expense, excluding the aforementioned CEO transition costs, were 13.8 percent of sales, a slight improvement from the prior year.

Operating margins, again excluding the CEO transition costs, improved 0.3 percentage points to 14.1 percent of sales.

Interest and other income showed a $2 million improvement, primarily due to an insurance recovery.

Interest and other expense increased $3 million due primarily to higher interest expense.

FINANCIAL CONDITION
-------------------

Trade accounts receivable and days sales outstanding increased $32 million and 5 days, respectively, from December 31, 1997 due to the seasonality of the Water Treatment business. Days sales outstanding compared to a year ago improved 6 days.

Inventories increased about $19 million from year-end 1997 while the turnover rate remained steady at 3.3 times. The increase is spread over all the business units and, in part, reflects the seasonality of Water Treatment and Fine Chemicals as well as estimated requirements to meet future demand.

Accounts payable and accrued liabilities decreased slightly from year-end 1997.

Cash generated by the operating activities of the continuing operations was break-even due to the aforementioned changes in working capital.

Capital spending for the period amounted to $34 million. Capital spending for the year is estimated to be in the $150 million range.

Cash generated by the discontinued operations and borrowings of about $19 million provided the financing necessary for these activities and the payment of a $9 million dividend.

DISCONTINUED OPERATIONS
-----------------------

Petroleum Additives sales and net income were comparable to the prior year.
The decline in TEL volumes was approximately 7 percent compared to the prior year. The sales mix was favorable as retail TEL sales accounted for 81 percent of sales compared to 67 percent of sales a year ago. Average retail tetraethyl lead (TEL) selling prices declined slightly. The business continues to benefit from cost reduction initiatives.

The results of the other discontinued businesses for the period were break-even and the Company continues to make progress towards completing their dispositions by the end of the year.

Great Lakes Chemical Corporation's Board of Directors approved the spin-off of the Company's Petroleum Additives business, creating Octel Corp., an independent, publicly traded company. The Board of Directors declared a stock dividend pursuant to which each Great Lakes shareholder will receive one share of Octel Corp. common stock for every four shares of Great Lakes common stock owned on the record date of May 15, 1998. Great Lakes expects Octel Corp. stock will begin trading on the New York Stock Exchange on or around May 22, 1998.

FORWARD LOOKING STATEMENT
-------------------------

This report contains forward looking statements involving risks and uncertainties that affect the Company's operations as discussed in the 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Accordingly, there is no assurance that the Company's expectations will be realized.

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

For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on form 10-K for the year ended December 31, 1997.

NOTE B - Income Taxes

The provision for income taxes at the effective tax rates reconciles with the statutory U.S. Federal tax rate as follows:

                                                      Three Months Ended
                                                          March 31
                                                      ------------------
                                                       1998       1997
                                                       ----       ----
Statutory U.S. Federal tax rate                        35.0%      35.0%
State income taxes                                      2.1        2.4
Change in taxes relating to
  various minor items                                  (3.4)      (1.6)

Non-deductible Compensation                             3.7         --
                                                       ----       ----
                                                       37.4%      35.8%
                                                       ====       ====

NOTE C - Comprehensive Income

As of January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for reporting and display of comprehensive income and its components. However, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. Statement 130 requires foreign currency translation adjustments and minimum pension liability adjustments, which are reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

During the first quarter of 1998 and 1997, total comprehensive income was $39,138,000 and $8,779,000, respectively.

Note D - Earnings Per Share

The computation of basic and diluted earnings per share is determined by dividing net income as reported as the numerator, by the number of shares included in the denominator as follows:


(in thousands)                                             Three Months Ended
                                                             1998       1997
                                                             ----       ----
     Weighted average shares used for
      calculating basic earnings
      per share                                             58,991     60,869

     Effect of potentially dilutive
      stock options and restricted
      stock used for calculating
      diluted earnings per share                               237        231
                                                            ------     ------
     Denominator for diluted earnings
      per share                                             59,228     61,100
                                                            ------     ------

Item 4.  Submission of Matters to a Vote of Security Holder

At the Company's annual meeting of shareholders held on May 7, 1998, three items were submitted to a vote of the security holders, which are more fully described in the Company's proxy statement dated March 31, 1998. The matters voted on at the meeting and the results of those votes were as follows:

1.   To elect two directors to serve until the 2001 Annual Meeting:

     Director                    For        Withheld
     --------                    ---        --------
     Louis E. Lataif          52,017,774     896,654
     Mack G. Nichols          52,014,956     899,473

2. To Approve the 1998 Stock Compensation Plan for officers, nonemployee directors and key employees of the corporation.

                                 For        Withheld       Abstained
                                 ---        --------       ---------
                              49,419,731   3,217,007        277,688

3. To request that the Board of Directors take the necessary steps to declassify the Board and establish annual election of all directors.

                                 For        Withheld       Abstained
                                 ---        --------       ---------
                              26,060,016  21,328,382        677,602

Part II. Other Financial Information
------------------------------------

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits filed as part of the report are listed below:


     SEC Exhibit
     -----------
     10(a)  Agreement upon Separation of Employment with Robert B. McDonald effective April 15, 1998

     10(b)  Employment Agreement with Mark P. Bulriss effective April 1, 1998

     27     Financial Data Schedule



(b) The Company did not file, nor was it required to file, a form 8-K because of a change in independent auditors or because of any material unusual charges or credits to income occurring during the quarter for which this report was filed.

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date May 13, 1998                    By /s/ Robert J. Smith
     ------------                       ---------------------------------
                                        Robert J. Smith
                                        Vice President, Controller