Form 10-Q
period 1998-06-30
GREAT LAKES CHEMICAL CORP
filed 1998-08-13
CIK 43362

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                             -----------------------

                                    FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                       For the quarter ended June 30, 1998
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



                                 Not Applicable
              ---------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.



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


One Class - 59,072,460                                Shares as of June 30, 1998

Part 1 - Financial Statements

                GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                   June 30     December 31
                                                    1998          1997
                                                -----------    -----------
                                                  (thousands of dollars)
Assets

Current Assets
  Cash and cash equivalents                     $   472,029    $    73,673
  Accounts and notes receivable, less
  allowance of $5,777 (1997 - $5,803)               309,073        256,892

  Inventories
    Finished products                               218,542        217,398
    Raw materials                                    52,571         51,984
    Supplies                                         31,275         28,793
                                                -----------    -----------
     Total inventories                              302,388        298,175

  Prepaid expenses                                   27,272         39,806
                                                -----------    -----------

  Total current assets                            1,110,762        668,546

Plant and Equipment                               1,219,658      1,140,617
  Less allowance for depreciation                  (527,353)      (481,982)
                                                -----------    -----------
    Net plant and equipment                         692,305        658,635

Goodwill                                            116,068        114,902

Investments in and Advances to
  Unconsolidated Affiliates                          72,501         72,716

Other Assets                                         30,133         29,052

Net Assets of Discontinued Operations               106,773        726,540
                                                -----------    -----------

                                                $ 2,128,542    $ 2,270,391
                                                ===========    ===========

                GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                   June 30     December 31
                                                    1998          1997
                                                -----------    -----------
                                                  (thousands of dollars)
Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                              $   121,043    $   140,310
  Accrued expenses                                  137,211        134,547
  Income taxes payable                              152,153         13,511
  Dividends payable                                   4,726          9,431
  Notes payable and current portion
    of long-term debt                                 5,119          6,557
                                                -----------    -----------

  Total current liabilities                         420,252        304,356

Long-Term Debt, less Current Portion                511,678        561,455

Other Noncurrent Liabilities                         42,540         28,692

Deferred Income Taxes                                65,622         68,445

Stockholders' Equity
  Common stock, $1 par value,
    authorized 200,000,000 shares,
    issued 72,716,070
    (1997 - 72,572,602 shares)                       72,716         72,573
  Additional paid-in capital                        127,115        123,379
  Retained earnings                               1,672,278      1,912,468
  Minimum pension liability adjustment               (2,543)        (2,543)
  Cumulative translation adjustment                 (35,310)       (52,855)
  Less treasury stock, at cost,
  13,643,610 shares
  (1997 - 13,628,300 shares)                       (745,806)      (745,579)
                                                -----------    -----------
  Total stockholders' equity                      1,088,450      1,307,443
                                                -----------    -----------
                                                $ 2,128,542      2,270,391
                                                ===========    ===========

                GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME



                                             Three Months Ended         Six Months Ended
                                                  June 30                    June 30
                                           -----------------------   -----------------------
                                              1998         1997         1998        1997
                                           ----------   ----------   ----------   ----------
                                              (thousands of dollars except per share data)

Net Sales                                  $  401,916   $  356,373   $  736,680   $  675,991


Operating Expenses
  Cost of products sold                       286,556      253,794      527,946      484,547
  Selling, administrative
    and research expenses                      54,931       45,658      116,493       90,305
                                           ----------   ----------   ----------   ----------
                                              341,487      299,452      644,439      574,852
                                           ----------   ----------   ----------   ----------

Operating Income                               60,429       56,921       92,241      101,139

Interest and Other Income                       8,075        6,501       16,279       12,416

Interest and Other Expenses                    10,978       11,488       23,431       20,592
                                           ----------   ----------   ----------   ----------

Income from Continuing
  Operations before
  Income Taxes                                 57,526       51,934       85,089       92,963

Income Taxes                                   19,600       18,800       29,900       33,500
                                           ----------   ----------   ----------   ----------

Net Income from
  Continuing Operations                        37,926       33,134       55,189       59,463

Net Income from
  Discontinued Operations                       7,012       29,257       32,571       55,796
                                           ----------   ----------   ----------   ----------

Net Income                                 $   44,938   $   62,391   $   87,760   $  115,259
                                           ==========   ==========   ==========   ==========

Earnings per Share:
Basic
  Continuing Operations                    $     0.64   $     0.55   $     0.93   $     0.99
  Discontinued Operations                        0.12         0.49         0.56         0.92
                                           ----------   ----------   ----------   ----------
                                           $     0.76   $     1.04   $     1.49   $     1.91
                                           ==========   ==========   ==========   ==========

Diluted
  Continuing Operations                    $     0.64   $     0.55   $     0.93   $     0.98
  Discontinued Operations                        0.12         0.49         0.55         0.92
                                           ----------   ----------   ----------   ----------
                                           $     0.76   $     1.04   $     1.48   $     1.90
                                           ==========   ==========   ==========   ==========

Cash Dividends Declared
  per Share                                $     0.08   $     0.16   $     0.24   $     0.31

                GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                Six Months Ended
                                                                   June 30
                                                          ------------------------
                                                              1998         1997
                                                          ----------    ----------
                                                           (thousands of dollars)

OPERATING ACTIVITIES
  Net income from continuing operations                   $   55,189    $   59,463
  Adjustments to reconcile income from
   continuing operations to net cash
   provided by operating activities:
     Depreciation and amortization                            40,672        34,377
     Changes in deferred items and other                      (2,536)          171
                                                          ----------    ----------
     Cash provided by continuing operations
      excluding changes in working capital                    93,325        94,011
     Changes in working capital other than
      debt, net of effect from business
      combinations                                           (27,398)      (33,127)
  Other noncurrent liabilities                                 8,195           185
                                                          ----------    ----------
Net Cash Provided by Operating Activities
  from Continuing Operations                                  74,122        61,069
Discontinued Operations:
  Net income                                                  32,571        55,796
  Change in net assets                                       433,753        36,503
                                                          ----------    ----------
Net Cash Provided by Operating Activities                    540,446       153,368

INVESTING ACTIVITIES
  Plant and equipment additions                              (74,905)      (67,026)
  Business combinations, net of cash acquired                 (1,572)         (999)
  Other                                                       (1,916)       (7,852)
                                                          ----------    ----------
Net Cash Used in Investing Activities                        (78,393)      (75,877)

FINANCING ACTIVITIES
  Net (repayments)borrowings under
   short-term credit lines                                    (1,611)          475
  Net (decrease)increase in commercial
   paper and other long-term obligations                     (50,723)       67,572
  Proceeds from stock options exercised                        3,880           421
  Cash dividends                                             (14,252)      (13,353)
  Repurchase of common stock                                  (1,407)      (84,235)
  Other                                                        1,934            --
                                                          ----------    ----------
Net Cash Used in Financing Activities                        (62,179)      (29,120)

Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                                        (1,517)       (2,858)
                                                          ----------    ----------

Increase in Cash and Cash Equivalents                        398,357        45,513

Cash and Cash Equivalents at Beginning
  of Year                                                     73,672       141,439
                                                          ----------    ----------

Cash and Cash Equivalents at End of Year                  $  472,029    $  186,952
                                                          ==========    ==========

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998


CONTINUING OPERATIONS

The following table sets forth the percentage relationship to net sales of certain income statement items for the Company's continuing operations:




                                         Second Quarter           Year to Date
                                      --------------------    --------------------
                                        1998        1997        1998         1997
                                      --------    --------    --------    --------

Net Sales                                100.0%      100.0%      100.0%      100.0%
Gross Profits                             28.7        28.8        28.3        28.3
Selling, Administrative and
   Research                               13.7        12.8        13.7        13.3
CEO Transition Costs                        --          --         2.1          --
                                      --------    --------    --------    --------
Operating Income                          15.0        16.0        12.5        15.0
Interest and Other Income                  2.0         1.8         2.3         1.8
Interest and Other Expense                 2.7         3.2         3.2         3.0
                                      --------    --------    --------    --------
Income before Taxes                       14.3        14.6        11.6        13.8
Income Taxes                               4.9         5.3         4.1         5.0
                                      --------    --------    --------    --------
Net Income                                 9.4         9.3         7.5         8.8
                                      ========    ========    ========    ========


Sales for the quarter were $402 million, an increase of $46 million over the prior-year quarter. Net sales by business unit are set forth in the following table:




                                               Second Quarter                         Year to Date
                                      ----------------------------------    ----------------------------------
                                         1998        1997       Change         1998       1997        Change
                                      ---------   ---------    ---------    ---------   ---------    ---------

Flame Retardants                      $      89   $      73           22%   $     172   $     149           15%
Intermediates and Fine
  Chemicals                                  57          53            8%         108         101            7%
Polymer Stabilizers                          64          61            5%         127         122            4%
Specialized Services and
  Manufacturing                              58          52           12%         106          98            8%
Water Treatment                             134         117           15%         224         206            9%
                                      ---------   ---------    ---------    ---------   ---------    ---------
                                      $     402   $     356           13%   $     737   $     676            9%
                                      =========   =========    =========    =========   =========    =========



On an overall basis the increases in sales reflect the following:



                                                       Second Quarter              Year to Date
                                                       --------------              ------------

Selling Price Decreases                                   $ (5)                        $ (6)
Volume Increases                                            44                           56
Foreign Exchange                                            (6)                         (16)
Acquisitions                                                13                           27
                                                          ----                         ----
                                                          $ 46                         $ 61
                                                          ====                         ====

Flame Retardants sales increased primarily due to the acquisition of Anzon, a producer of antimony-based products. Sales volumes of brominated flame retardants showed an increase from the prior year, reflecting volume gains offset, in part, by adverse foreign exchange, primarily the Japanese yen. Prices were essentially comparable to the prior year. Volume was strong in Decabrome and certain niche products.

Intermediates and Fine Chemicals sales improved as a result of price increases in the intermediates business and volume gains in fine chemicals.

Polymer Stabilizers sales increased for the quarter resulted from strong demand in the U.S. and Europe. Prices were down due to competitive pressure and the economic situation in Asia. Currency had negative effect on sales.

Each of the businesses in the Specialized Services and Manufacturing business unit made progress during the quarter. Fluorine sales increased over 10 percent due to increased demand for FM200 and specialty refrigerants. Sales in the oil field services business, OSCA, increased over 20 percent as a result of entering into deep water well services and expanding its coil tubing operations. WIL Labs, the toxicological testing service business, sales improvement results from strong demand for testing pharmaceutical products.

Improved Water Treatment sales resulted from an expanded presence in the mass market segment of the U.S. swimming pool chemicals market, new product introductions and very favorable weather conditions in the south and southeastern United States. Average selling prices were flat to slightly negative, and the weakness of European currencies versus the U. S.
dollar had a slightly adverse effect.

Gross profits for the period amounted to $115 million, an increase of $13 million from the prior-year period. Volume gains and improvements in product mix, coupled with a small improvement in manufacturing cost performance and the addition of Anzon, added about $20 million to gross profits. Partially offsetting the improvement was a $5 million decrease in average selling prices and $2 million in adverse currency effects. As a percentage of sales, gross profits were essentially unchanged from 1997. Improvements due to volume were offset by lower prices, foreign exchange, and the acquisition of Anzon - a lower margin business. Raw material prices are comparable to the prior year. The company has not yet benefited from reductions in posted chlorine prices.

Selling, Administrative and Research expense increased $9 million in absolute terms and 0.9 point as a percentage of sales compared to the prior year. The higher costs were due to: expanding infrastructure to support expected future revenue growth; higher costs associated with the implementation of new information systems; and the costs of investigating and correcting information system issues associated with the year 2000.

Interest and other income increased $2 million, reflecting interest earned on the cash distribution received from Octel.

Interest and other expense decreased due to lower average borrowings.


FINANCIAL CONDITION

Cash from the operating activities of the continuing businesses amounted to $74 million for the six-month period, an increase of $13 million over the prior-year period. Reductions in working capital more than offset a $4 million decrease in net income.

Discontinued Operations generated $466 million in the current year, all but $4 million of which is the cash received from the company's petroleum additives business (Octel Corp) prior to the May 22, 1998 spin-off of Octel to Great Lakes shareholders. Approximately $50 million of the $462 million in cash received from Octel was used to reduce debt. The balance was added to cash and cash equivalents. As part of the transaction, approximately $108 million in tax liabilities were assumed by Great Lakes. Approximately $35 million in taxes related to Octel's 1997 earnings will be paid in October 1998. An additional $38 million will become payable when the dividend from Octel is repatriated. Shareholders equity (retained earnings and cumulative translation adjustment) was reduced by approximately $282 million representing the remaining net book value of the Octel Corp asset distribution to the Great Lakes shareholders.

Trade accounts receivable increased $60 million since December 31, 1997, reflecting both the seasonality of the water treatment business and the strong second quarter sales. Days sales outstanding at 69 days are unchanged from the 1997 year end but show a 4 day reduction compared to a year ago June.

Inventories increased $4 million from year end 1997 while the turnover rate remains constant at 3.3 times. The seasonal decrease in inventories of water treatment chemicals was more than offset by increases in other business units.

Capital spending amounts to $75 million for the period and is expected to total approximately $160 million for the year.

Approximately 37,000 shares of common stock were repurchased during the first half of 1998 at an average cost of $38.16.


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

NOTE B - Income Taxes

The provision for income taxes at the effective tax rates reconciles with the statutory U.S. Federal tax rate as follows:



                                                      Six Months Ended
                                                          June 30
                                                -------------------------
                                                   1998            1997
                                                ----------     ----------

Statutory U.S. Federal tax rate                       35.0%          35.0%
State income taxes                                     2.1            2.4
Change in taxes relating to
  various minor items                                 (3.2)          (1.4)

Non-deductible compensation                            1.2             --
                                                ----------     ----------

                                                      35.1%          36.0%
                                                ==========     ==========

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

Comprehensive income was as follows:



   (in Millions)                                                       1998                        1997
                                                                       ----                        ----
     Second Quarter                                                   $37,172                    $49,302

     Year to Date                                                     $76,310                    $58,081


Note D - Earnings Per Share

The computation of basic and diluted earnings per share is determined by dividing net income as reported as the numerator, by the number of shares included in the denominator as follows:




(in thousands)                     Three Months Ended         Six Months Ended
                                        June 30                    June 30
                                 ----------   ----------   ----------   ----------
                                    1998         1997         1998         1997
                                 ----------   ----------   ----------   ----------
Weighted average shares
  used for calculating
  basic earnings per share           59,064       59,837       59,028       60,350

Effect of potentially
  dilutive stock options
  and restricted stock
  used for calculating
  diluted earnings per
  share                                 233          258          235          255
                                 ----------   ----------   ----------   ----------

Denominator for diluted
  earnings per share                 59,297       60,095       59,263       60,605
                                 ==========   ==========   ==========   ==========


Part II. Other Financial Information

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits filed as part of the report are listed below:

    Exhibit Number

     3(ii) By-Laws as amended through May 7, 1998. (The advance notice requirements for business to be properly brought before an annual meeting by a stockholder and for the nomination of persons for election to the Board of Directors is included in Article I, sections 1 and 2).

     10(a) Stock Option and Restricted Stock Agreements with Mark P. Bulriss effective April 1, 1998.

     10(b)  Employment Agreements with various officers

     27     Financial Data Schedule


(b) The Company filed a form 8K on June 5, 1998 in connection with the distribution of its petroleum additives business, Octel Corp, to its shareholders. The 8K was amended on July 20, 1998 to provide pro forma financial information with respect to the distribution.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date August 13, 1998                         By   /s/ Robert J. Smith
     ---------------------------------            ------------------------------
                                                  Robert J. Smith
                                                  Vice President, Controller