Form 10-Q
period 1998-09-30
GREAT LAKES CHEMICAL CORP
filed 1998-11-13
CIK 43362

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarter ended September 30, 1998
                        Commission file number 1-6450


                      GREAT LAKES CHEMICAL CORPORATION
           (Exact name of registrant as specified in its charter)



                 DELAWARE                                     95-1765035
     (State or other jurisdiction of                      (IRS Employer
     incorporation or organization)                       Identification No.)


     500 East 96th Street,
     Suite 500
     Indianapolis, IN                                        46240
     (Address of principal executive offices)           (Zip Code)


      Registrant's telephone number, including area code 317-715-3000


     One Great Lakes Boulevard, P.O. Box 2200, West Lafayette, IN  47906
     -------------------------------------------------------------------
               (Former address of principal executive office)



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

One Class - 59,105,583                           Shares as of September 30, 1998

Part 1 - Financial Statements


              GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                    September 30   December 31
                                                        1998          1997
                                                    ------------   -----------
                                                      (thousands of dollars)
Assets

Current Assets
  Cash and cash equivalents                         $  475,046    $   73,673
  Accounts and notes receivable, less
  allowance of $6,075 (1997 - $5,803)                  242,998       256,892

  Inventories
    Finished products                                  217,802       217,398
    Raw materials                                       46,527        51,984
    Supplies                                            32,451        28,793
                                                    ----------    ----------
     Total inventories                                 296,780       298,175

  Prepaid expenses                                      26,551        39,806
                                                    ----------    ----------

  Total current assets                               1,041,375       668,546

Plant and Equipment                                  1,236,411     1,140,617
  Less allowance for depreciation                     (552,635)     (481,982)
                                                    ----------    ----------
   Net plant and equipment                             683,776       658,635

Goodwill                                               118,188       114,902

  Investments in and Advances to
   Unconsolidated Affiliates                            77,205        72,716

Other Assets                                            34,117        29,052

Net Assets of Discontinued Operations                  104,743       726,540
                                                    ----------    ----------
                                                    $2,059,404    $2,270,391
                                                    ==========    ==========

              GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                  September 30   December 31
                                                      1998          1997
                                                  ------------   -----------
                                                    (thousands of dollars)
Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                                $  101,010    $  140,310
  Accrued expenses                                   152,875       134,547
  Income taxes payable                               124,073        13,511
  Dividends payable                                    4,728         9,431
  Notes payable and current portion
    of long-term debt                                  3,302         6,557
                                                  ----------    ----------

  Total current liabilities                          385,988       304,356

Long-term Debt, less Current Portion                 472,868       561,455

Other Noncurrent Liabilities                          33,147        28,692

Deferred Income Taxes                                 68,025        68,445

Stockholders' Equity
  Common stock, $1 par value,
    authorized 200,000,000 shares,
    issued 72,732,794
    (1997 - 72,572,602 shares)                        72,733        72,573
  Additional paid-in capital                         127,262       123,379
  Retained earnings                                1,668,779     1,912,468
  Minimum pension liability adjustment                (2,543)       (2,543)
  Cumulative translation adjustment                  (21,946)      (52,855)
  Less treasury stock, at cost,
    13,627,211 shares
    (1997 - 13,628,300 shares)                      (744,909)     (745,579)
                                                  ----------    ----------

  Total stockholders' equity                       1,099,376     1,307,443
                                                  ----------    ----------

                                                  $2,059,404    $2,270,391
                                                  ==========    ==========

              GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME

                                Three Months Ended         Nine Months Ended
                                    September 30              September 30
                                ------------------         -----------------
                                1998          1997         1998         1997
                                ----          ----         ----         ----
                                  (thousands of dollars except per share data)
Net Sales                     $340,450    $309,570         $1,077,130  $ 985,561

Operating Expenses
 Cost of products sold         249,743     220,508            777,689    705,055
 Selling, administrative
  and research expenses         48,182      42,210            149,175    132,515
 Restructuring and
  Special Charges               48,314          --             63,814         --
                              --------    --------         ----------  ---------
                               346,239     262,718            990,678    837,570
                              --------    --------         ----------  ---------

Operating (Loss) Income         (5,789)     46,852             86,452    147,991

Interest and Other Income       12,255       8,368             28,534     20,784

Interest and Other Expenses      4,736      10,170             28,167     30,762
                              --------    --------         ----------  ---------

Income from Continuing
 Operations before
 Income Taxes                    1,730      45,050             86,819    138,013

Income Taxes                       500      16,000             30,400     49,500
                              --------    --------         ----------  ---------

Net Income from
 Continuing Operations           1,230      29,050             56,419     88,513
Net Income from
 Discontinued Operations            --      29,768             32,571     85,564
                              --------    --------         ----------  ---------

Net Income                    $  1,230    $ 58,818         $   88,990  $ 174,077
                              ========    ========         ==========  =========

Earnings per Share:
Basic
 Continuing Operations        $   0.02    $   0.48         $     0.96  $    1.47
 Discontinued Operations            --        0.50               0.55       1.42
                              --------    --------         ----------  ---------
                              $   0.02    $   0.98         $     1.51  $    2.89
                              ========    ========         ==========  =========

Diluted
 Continuing Operations        $   0.02    $   0.48         $     0.95  $    1.46
 Discontinued Operations            --        0.50               0.55       1.42
                              --------    --------         ----------  ---------
                              $   0.02    $   0.98         $     1.50  $    2.88
                              ========    ========         ==========  =========
Cash Dividends Declared
 per Share                    $   0.08    $   0.16         $     0.32  $    0.47

              GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Nine Months Ended
                                                    September 30
                                              ----------------------
                                               1998           1997
                                              ----------------------
                                              (thousands of dollars)
OPERATING ACTIVITIES
 Net income from continuing operations        $ 56,419      $ 88,513
 Adjustments to reconcile income from
 continuing operations to net cash
 provided by operating activities:
  Depreciation and amortization                 61,882        55,072
  Changes in deferred items and other           46,697          (541)
                                              --------      --------
  Cash provided by continuing operations
   excluding changes in working capital        164,998       143,044
  Changes in working capital other than
   debt, net of effect from business
   combinations                                    534        32,744
 Other noncurrent liabilities                   (2,786)          677
                                              --------      --------
Net Cash Provided by Operating Activities
 from Continuing Operations                    162,746       176,465
Discontinued Operations:
 Net income                                     32,571        85,564
 Change in net assets                          431,812        55,867
                                              --------      --------
Net Cash Provided by Operating Activities      627,129       317,896

INVESTING ACTIVITIES
 Plant and equipment additions                (114,339)     (100,415)
 Business combinations, net of cash acquired     3,258          (999)
 Other                                          (8,739)       (2,872)
                                              --------      --------
Net Cash Used in Investing Activities         (119,820)     (104,286)

FINANCING ACTIVITIES
 Net (repayments) borrowings under
   short-term credit lines                      (3,447)          394
 Net (decrease) increase in commercial
   paper and other long-term obligations       (88,672)        3,544
 Proceeds from stock options exercised           4,043         1,941
 Cash dividends                                (18,981)      (22,927)
 Repurchase of common stock                     (1,407)      (86,405)
 Other                                             707           ---
                                              --------      --------
Net Cash Used in Financing Activities         (107,757)     (103,453)

Effect of Exchange Rate Changes on Cash
 and Cash Equivalents                            1,821        (4,438)
                                              --------      --------

Increase in Cash and Cash Equivalents          401,373       105,719

Cash and Cash Equivalents at Beginning
 of Year                                        73,673       141,439
                                              --------      --------

Cash and Cash Equivalents at End of Period    $475,046      $247,158
                                              ========      ========

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                    OF OPERATIONS AND FINANCIAL CONDITION
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998


CONTINUING OPERATIONS

Sales for the third quarter increased 10 percent to $340 million primarily on the strength of 6 percent volume growth. Excluding the effect of restructuring and special charges of $48 million pretax, earnings from continuing operations were $33 million or $.56 per share compared to $29 million or $.48 per share in the third quarter of 1997. Including restructuring and special charges net income was $1 million or $.02 per share.

The following table sets forth the percentage relationship to net sales of certain income statement items for the Company's continuing operations:

                                          Third Quarter     Year to Date
                                        ----------------  ----------------
                                           1998     1997     1998     1997
                                        -------  -------  -------  -------
      Net Sales                          100.0%   100.0%   100.0%   100.0%
      Gross Profit                         26.6     28.8     27.8     28.5
      Selling, Administrative and
       Research                            14.1     13.6     13.8     13.5
      Restructuring and
       Special Charge                      14.2       --      5.9       --
                                        -------  -------  -------  -------
      Operating Income (Loss)             (1.7)     15.2      8.1     15.0
      Interest and Other Income             3.6      2.7      2.6      2.1
      Interest and Other Expense            1.4      3.3      2.6      3.1
                                        -------  -------  -------  -------
      Income before Taxes                    .5     14.6      8.1     14.0
      Income Taxes                           .1      5.2      2.9      5.0
                                        -------  -------  -------  -------
      Net Income                            .4%     9.4%     5.2%     9.0%
                                        =======  =======  =======  =======

Sales for the quarter were $340 million, an increase of $30 million over the prior-year quarter. Net sales by business unit are set forth in the following table:

                                                     Third Quarter         Year to Date
                                                --------------------------------------------
                                                1998   1997   Change   1998   1997    Change
                                                ----   ----   ------   ----   ----    ------
   Polymer Additives                           $139    $126     10.3%  $438   $398      10.1%
   Performance Chemicals                         84      68     23.5%   233    205      13.7%
   Water Treatment                               94      87      8.0%   319    293       8.9%
   Energy Services & Products                    24      26     (7.7)%   91     83       9.6%
   Elimination & Other                           (1)      3      n/a     (4)     7       n/a
                                                ----   -----  ------  ------  ----    ------
                                                $340    $310    10.0% $1,077  $986       9.1%
                                                ====   =====  ======  ======  ====    ======

On an overall basis the increases in sales reflect the following:

                                          Third Quarter     Year to Date
                                        ----------------  ----------------
   Selling Price Decreases                    $(3)              $(10)
   Volume Increases                            20                 76
   Foreign Exchange                            --                (16)
   Acquisitions                                13                 42
                                              ---               ----
                                              $30               $ 92
                                              ===               ====

The sales of the Polymer Additives business unit, which consists of flame retardants and polymer stabilizers, increased $13 million for the quarter and $40 million for the nine months compared to the prior year periods. Sales volume improved in both periods on the strength of polymer stabilizer products. These gains were offset in the third quarter by unfavorable selling price comparisons and for the nine month by the combined effects of unfavorable selling prices and foreign exchange. Selling prices in the business unit remain under pressure due to competitive activity and the weak economic situation in Asia. The November 1997 addition of Anzon, a producer of antimony-based product provided the overall increase in sales.

The Performance Chemicals business unit, which includes agricultural chemicals, bromine intermediates, fine chemicals, fluorine products and WIL Labs, recorded a sales increase of $16 million for the quarter and $28 million year to date compared to the prior year periods. Volume gains account for the majority of the improvement in both periods. Average selling prices were flat to slightly positive while currency effects were negligible. Volume improvement reflects solid customer demand for pharmaceutical and other fine chemicals intermediates; increasing market acceptance of Hypersolve(TM), a replacement for some chlorinated solvents; and an increase in demand for FM200, a fire suppressant product.

Water Treatment business unit sales improved $7 million and $26 million for the quarter and year to date periods, respectively. Volume gains in the US recreational water treatment market account for the majority of the increase. The higher volume reflects share gains in the mass merchandise segment of the market, successful introduction of new products and better than normal weather conditions during the pool season. Average selling prices were unchanged while currency had a slightly negative impact.

Energy Services and Products business unit (OSCA) sales were down $2 million for the third quarter. Sales for the nine months improved $8 million. Sales in the quarter were adversely affected by reduced drilling activity caused by low oil prices and weather conditions in the Gulf of Mexico that halted well service activities for approximately 20 days. The year to date sales increase reflects volume gains due to the introduction of expanded service capabilities.

Gross Profits for the quarter amounted to $91 million, and increase of $2 million from the prior year period. Gross profits as a percentage of sales for the third quarter were 26.6%, a decrease of 2.2% points from the prior year quarter. Gross profit margin compression results from the negative price trends in polymer stabilizers and the reduced level of OSCA activities including demand for clean fluids which, in addition to the loss of volume leverage on OSCA's cost base, negatively impacts bromine costs. Raw materials price reductions, primarily chlorine, were offset in part by lower bromine production.

Gross profits for the nine months were $300 million compared to $281 million in the prior year. In absolute terms the increase in gross profits results from: volume gains, particularly in Water Treatment and Polymer Additives; improved manufacturing cost performance across all units; and the contribution of the Anzon acquisition. Partially offsetting these improvements were price decreases in polymer stabilizer and negative currency effects, primarily the Japanese Yen and the German Mark. As a percentage of sales gross profit were 27.8% in 1998 compared to 28.5% in 1997. The decrease was primarily due to lower prices in polymer stabilizers.

Selling, administrative and research costs were $48 million for the quarter and $149 year to date representing an increase of $6 million and $17 million for the quarter and year to date periods, respectively. As a percentage of sales selling, administrative and research costs were up about 0.5 percentage points for both periods compared to a year ago. Increased costs resulted from expanded infrastructure to support revenue growth and the implementation of a new information systems.

Interest and other income increased $4 million for the quarter and $8 million for the nine months compared to the prior year periods primarily due to interest earned in the cash distribution from Octel.

Interest and other expense decreased $5 million for the quarter and $3 million year to date compare to prior years periods due to the elimination of provisions no longer required.




RESTRUCTURING AND SPECIAL CHARGES

On October 21, 1998, the company announced actions intended to improve the operating income of its businesses, primarily polymer additives, by approximately $40 million per year before taxes. The major components of the charge include:

         -    Consolidating manufacturing operations
         -    Elimination of approximately 600 jobs
         - Writing down or disposing of underperforming assets and product lines.
         - Consolidating sales offices and research and development facilities

To implement these actions, the company will take a pre-tax charge of $100 to $120 million. For actions finalized in the third quarter the company recognized a pre-tax charge of $48 million. The company is in the process of finalizing the remaining actions which will be reflected as a charge in the 1998 fourth quarter. In addition to the above the company incurred a charge in the first quarter of 1998 of approximately $16 million in connection with a change in the chief executive officer; which is reflected as part of the restructuring and special charges in the nine months ended September 30, 1998.

FINANCIAL CONDITION

Net cash provided by the operating activities of the continuing operations amounted to $163 million for the nine months ended September 30, 1998 compared
to $176 million for the same period in 1997.   The decline reflects an
increased use of working capital in the operations of approximately $33 million. Excluding the change in working capital, net cash provided increased $22 million as lower net income resulting from the restructuring and special charges was more than offset by the fact that very little of the charge consumed cash in the period and depreciation and amortization increased by approximately $7 million.

The change in working capital reflects a reduction in accounts payable and accrued liabilities primarily due to timing compared to the prior year. Accounts receivable of $243 million at September 30, 1998 increased about $14 million from September last year in line with increased sales. Days sales outstanding at 63 days represents an improvement of 3 days compared to September 1997. Inventories of $297 million at September 30, 1998 increased about $15 million from the prior September. Inventory turnover remains essentially unchanged at 3.4 times.

Capital sending amounted to $114 million for the period and is expected to total approximately $160 million for the full year.

Discontinued Operations generated $464 million in the current year, all but $4 million of which is the cash received from the company's petroleum additives business (Octel) prior to the May 22, 1998 spin-off of Octel to Great Lakes shareholders. Approximately $50 million of the $462 million in cash received from Octel was used to reduce debt. The balance was added to cash and cash equivalents. As part of the transaction, approximately $108 million in tax liabilities were assumed by Great Lakes. Approximately $54 million in taxes related to Octel's 1997 earnings will be paid in October 1998. An additional $38 million will become payable when the dividend from Octel is repatriated. Shareholders equity (retained earnings and cumulative translation adjustment) was reduced by approximately $282 million representing the remaining net book value of the Octel Corp asset distribution to the Great Lakes shareholders.

Approximately 37,000 shares of common stock have been repurchased during 1998 at an average cost of $38.16.

YEAR 2000 READINESS

The Year 2000 Issue (Y2K) is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs or any hardware that have date sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a temporary inability to process transactions or engage in normal manufacturing or other business activities. Failure by the Company or any of its significant suppliers or customers to complete year 2000 readiness activities in manner could have a material adverse effect on the Company's business and results of operations.

Great Lakes is actively engaged in a company-wide effort to achieve year 2000 readiness for both information technology (IT) and non-information technology (Non-IT) systems and to determine the readiness of significant suppliers and customers.

The Company's approach to addressing its Y2K issues consists of the following:

     - Inventory - identification of items to be assessed for Y2K readiness.

     - Assessment - prioritizing the inventoried items, assessing their Y2K readiness, defining corrective actions and developing contingency plans.

     - Deployment - implementing corrective actions, verifying implementation and finalizing contingency plans.

The Company's IT systems are comprised of business computer systems, end user systems and technical infrastructure. In 1996, the company determined that the IT systems supporting its Polymer Additives and Performance Chemical business units were inadequate to meet the business requirements and embarked on a project to replace all critical systems for these businesses. In the Water Treatment and Energy Services and Products business units IT systems inventories and assessments were completed in the first part of 1998 and replacement of non-conforming systems will begin during the 1998 fourth
quarter.   Deployment  of  all  critical  systems is expected  to  be
completed  by   the  end  of  the  third  quarter  of   1999.  The company has
begun to develop contingency plans and expects them to be completed by the end of the first quarter of 1999.

Non-IT systems are comprised of manufacturing and warehousing systems and facility support systems. The Company has made a preliminary inventory and assessment of these systems and anticipates finalizing these activities by the end of the first quarter of 1999.

In 1998 Great Lakes began contacting its suppliers regarding their Y2K readiness. The suppliers readiness program focuses on those suppliers considered essential for the prevention of material disruption of Great Lakes business operation. The program is expected to be completed by the end of the second quarter of 1999. It is anticipated contingency plans will be in place by September 30, 1999.

The Company is using both internal and external resources to complete it's Y2K readiness plan. The Company currently estimates that the cost of resolving the year 2000 issues at approximately $15 to $20 million, of this amount, the Company estimates an expenditure of approximately $4 million in 1998. Approximately 50 percent of the total year 2000 costs will be for equipment or software replacement and the remainder on assessment and remediation. The Company expects all costs will be funded out of operating cash flow. Year 2000 costs are expensed except for new systems and equipment. Such costs are capitalized and charged to expense over the estimated useful life of the asset in accordance with existing company policy. The estimated costs are base on currently available information and may be subject to change.

While the Company believes its efforts to address Y2K issues will be completed in a timely manner, the Company recognizes that failing to resolve Y2K issues on a timely basis would, in a reasonably likely worst case scenario, significantly limit the Company's ability to manufacture and distribute its products and process business transactions. Also, the Company could be adversely affected by the failure of suppliers or customers to conduct their operations due to Y2K-related issues. Adverse effects on the Company could include among other things disruption of manufacturing operations, increased costs and loss of business which can not be reasonably quantified.

ACCOUNTING STANDARDS

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Positive (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This accounting standard, which is effective for fiscal years beginning after December 15, 1998, defines the criteria for capitalizing or expensing costs incurred in connection with internal-use computer software projects and establishes when amortization of capitalized costs is to begin. The adoption of SOP 98-1 will result in a small increase in operating expense in 1999.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This accounting standard, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, requires that all derivatives be recognized as either assets or liabilities at fair value. The Company is evaluating the new statements provisions and has not yet determined the date on which it will adopt SFAS No. 133.

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


NOTE B - INCOME TAXES

The provision for income taxes at the effective tax rates reconciles with the statutory U.S. Federal tax rate as follows:

                                                 Nine Months Ended
                                                   September 30
                                               --------------------
                                                   1998       1997
                                               --------------------
Statutory U.S. Federal tax rate                     35.0%      35.0%
State income taxes                                   2.1        2.4
Restructuring and special charges
  rate differential                                  1.5         --
Change in taxes relating to
  various minor items                               (3.6)      (1.5)
                                               ---------  ---------

                                                    35.0%      35.9%
                                               =========  =========

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

Comprehensive income was as follows:


  (in thousands)                          1998     1997
                                        -------  --------
Third Quarter                           $14,594  $ 46,633

Year to Date                            $90,904  $104,714


NOTE D - EARNINGS PER SHARE

The computation of basic and diluted earnings per share is determined by dividing net income as reported as the numerator, by the number of shares included in the denominator as follows:



   (in thousands)              Three Months Ended       Nine Months Ended
                                  September 30             September 30
                               ------------------     -------------------
                               1998          1997     1998           1997
                               ----          ----     ----           ----
Weighted average shares
 used for calculating
 basic earnings per share    59,093        59,849   59,050         60,181

Effect of potentially
 dilutive stock options
 and restricted stock
 used for calculating
 diluted earnings per
 share                          137           265      202            258
                             ------        ------   ------         ------
Denominator for diluted
 earnings per share          59,230        60,114   59,252         60,439
                             ======        ======   ======         ======


NOTE E - RESTRUCTURING AND SPECIAL CHARGES

On October 21, 1998, the Company announced actions intended to reduce costs and improve operating efficiencies. The Company estimates the cost of implementing the plan will be between $100 and $120 million. For those actions finalized in the third quarter a charge of $48 million was recorded, the remaining costs will be recognized in the 1998 fourth quarter when the action plans are finalized.

The components of the charge are as follows (in millions):

Restructuring Charge:

     Write down of property
       plant and equipment (Non-Cash)                                  $19
     Severance and related cost                                          7
     Other                                                              12
                                                                       ---
                                                                        38
                                                                       ---
Special Charge:
     Write down of property
       plant and equipment (non-cash)                                   10
                                                                       ---
Restructuring and Special Charges
                                                                       $48
                                                                       ===

The restructuring is expected to be completed by the first quarter of 2000.


Part II.  Other Financial Information

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits filed as part of the report are listed below:

     Exhibit Number
     --------------
     27   Financial Data Schedule


(b) The Company filed a form 8K on October 27, 1998 in connection with Restructuring and Special Charges.






                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 13, 1998            By /s/ Robert J. Smith
     -----------------------          --------------------------------
                                      Robert J. Smith
                                      Vice President, Controller