Form 10-K
period 1998-12-31
GREAT LAKES CHEMICAL CORP
filed 1999-03-31
CIK 43362

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                             -----------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for
the past 90 days. Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 8, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was $2,368,209,072.

As of March 8, 1999, 58,384,199 shares of the registrant's stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1998 Annual Report to Stockholders are incorporated by reference into Parts I, II and IV. Portions of the annual proxy statement expected to be filed on March 31, 1999, are incorporated by reference into Part III.

                                     PART I

Item 1.    BUSINESS

GENERAL

Great Lakes Chemical Corporation is a Delaware corporation incorporated in 1933, having its principal executive offices in Indianapolis, Indiana. The Company is organized into four global business units: Polymer Additives, Performance Chemicals, Water Treatment and Energy Services and Products. Recently, the Company took a number of actions to continue the process of focusing on its core specialty chemicals businesses and positioning these operations to achieve higher growth and profitability, including:

-    appointing a new chief executive officer and senior management team;
-    realigning the business units to focus more directly on customer needs;
- completing the spin-off of the Company's Petroleum Additives business unit (Octel) as well as disposing of the Eastern European trading operation (Chemol) and the environmental services business; and,
- initiating a restructuring program that targets a $40 million annual improvement in operating income.

Unless otherwise indicated, the information herein refers to the continuing business of the Company. The Review of Operations on pages 8 through 15 and Great Lakes At A Glance on pages 16 and 17 of the 1998 Annual Report to Stockholders are incorporated herein by reference.

The term "Great Lakes" as used herein means Great Lakes Chemical Corporation and its Subsidiaries unless the context indicates otherwise.

PRODUCTS AND SERVICES

The following is a list of the principal products and services provided by Great
Lakes:

                                POLYMER ADDITIVES

PRODUCTS & SERVICES                 PRINCIPAL MARKETS               FACILITIES               MAJOR RAW MATERIALS
-------------------                 -----------------               ----------               -------------------
FLAME RETARDANTS
Brominated,  intumescent  and       Computer and Business           ElDorado, AR             Bromine
antimony based flame retardants     Equipment, Consumer             Newport, TN              Bisphenol A
                                    Electronics, Textiles,          Laredo, TX               Diphenyl Oxide
                                    Urethanes and Construction      Reynosa, Mexico          Antimony
                                    Materials                       Aycliffe, U.K.
POLYMER STABILIZERS
Antioxidants, UV absorbers and      Computer and Business           Newport, TN              Alkylated Phenols
Light Stabilizers                   Equipment, Consumer             Catenoy, France          Methyl Acrylate
                                    Appliances, Packaging,          Persan, France           Phosphorus   Trichloride
                                    Textiles, Building and          Waldkraiburg, Germany
                                    Construction, Transportation    Pedrengo, Italy
                                                                    Ravenna, Italy
                                                                    Pyongtaek, Korea

                              PERFORMANCE CHEMICALS

PRODUCTS & SERVICES                 PRINCIPAL MARKETS                      FACILITIES             MAJOR RAW MATERIALS
-------------------                 -----------------                      ----------             -------------------
AG PRODUCTS
Methyl Bromide                      Soil Crop and Structural Pest          ElDorado, AR           Bromine
                                    Control

BROMINE INTERMEDIATES
Bromine, Bromine derivatives and    Electronics, Photographic Papers       ElDorado, AR           Bromine
Bromine-based specialty chemicals   and Films and Rubber Compounds         Marysville, AR         Chlorine
                                                                           Amlwch, U.K.


FLUORINE CHEMISTRY
Fire extinguishing agent            Data Processing                        ElDorado, AR           Fluorine
FM-200(R), Organo-fluorine          Telecommunications
compounds, Fluorinated              Military
intermediates

FINE CHEMICALS
Specialty and Fine Chemical         Pharmaceutical and                     Konstanz, Germany
Intermediates                       Agrochemical Industry                  Newport, TN
                                                                           Halebank, U.K.
                                                                           Holywell, U.K.

TOXICOLOGICAL SERVICES
All phases of nonclinical           Pharmaceutical, Chemical,              Ashland, OH
toxicological testing and           Veterinary, Medical, Agri-
bioanalytical services,             cultural, Food and Consumer
Design of specialized               Products Industries
toxicological, metabolic and
analytical chemistry
programs



                                WATER TREATMENT

PRODUCTS & SERVICES                 PRINCIPAL MARKETS                      FACILITIES             MAJOR RAW MATERIALS
-------------------                 -----------------                      ----------             -------------------
RECREATIONAL
Water sanitizers -                  Pool and Spa Dealers and               Conyers, GA            BCDMH,
BioGuard(R),OMNI(R),                Distributors, Mass Market              Decatur, GA            Chlorinated
Guardex(R)Pool Time(R),             Retailers, Builders                    Lake Charles, LA       Isocyanurates, Calcium
AquaChem(R), Vantage(R),                                                   Adrian, MI             Hypochlorite, Cyanuric
AquaBrom(R), Bayrol(R),                                                    Melbourne, Australia   Acid
Hydrotech(R),                                                              Toronto, Canada
Algicides, oxidizers, pH                                                   Mundolsheim, France
balancers, mineral                                                         Planegg, Germany
balancers and                                                              Barbera Del Valles, Spain
specialty chemicals                                                        Kyalami, South Africa
                                                                           Andoversford, U.K.

PRODUCTS & SERVICES                 PRINCIPAL MARKETS                 FACILITIES           MAJOR RAW MATERIALS
-------------------                 -----------------                 ----------           -------------------
COMMERCIAL & SPECIALTIES
BromiCide(R) and LiquiBrom(R)       Industrial Cooling Water          Adrian, MI            BCDMH, Sodium Bromide,
Specialty Biocides, Biocide         Treatment, Industrial and         ElDorado, AR          Formulated
dispensing equipment, Hydantoin     Municipal Wastewater Treat-       Conyers, GA           Isocyanurates, DMH
derivatives and Formulated          ment, Pulp and Paper and
oxidizers                           Food Processing, Preservative
                                    Intermediates and Home Care


                          ENERGY SERVICES AND PRODUCTS

PRODUCTS & SERVICES                 PRINCIPAL MARKETS                 FACILITIES           MAJOR RAW MATERIALS
-------------------                 -----------------                 ----------           -------------------
Completion products and services,   Worldwide Oil and Gas             Lafayette, LA        Calcium Bromide
including reservoir analysis,       Industry                          New Orleans, LA      Sodium Bromide
solids-free fluids, sand control,                                     Houston, TX          Zinc Bromide
filtration, downhole tools,                                           Milan, Italy
stimulation and marine well                                           Villahermosa, Mexico
services                                                              Stravanger, Norway
                                                                      Aberdeen, U.K.
                                                                      Caracas, Venezuela


BUSINESS RISKS

Great Lakes Chemical Corporation is including the following cautionary statement in this Annual Report of Form 10-K to make applicable and take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 with respect to any forward-looking statement made by, or on behalf of, the Company. The factors identified in this cautionary statement are important factors (but do not necessarily constitute all important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, the Company cautions that, while it believes such assumptions or bases to be reasonable and makes them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

       Loss of brine leases or inability to produce the bromide ion in required quantities due to depletion of resources or other causes beyond the Company's control.

1998 DEVELOPMENTS

The Review of Operations on pages 8 through 15 and Great Lakes At A Glance on page 16 and 17 of the 1998 Annual Report to Stockholders are incorporated herein by reference.

Raw Materials

The sources of essential raw materials for bromine are the brine from company-owned wells in Arkansas and a sea water extraction plant in Europe. The Arkansas properties are located atop the Smackover lime deposits, which constitute a vast underground sea of bromine-rich brine. The area between ElDorado and Magnolia, Arkansas, (located about 35 miles west of ElDorado) provides the best known geological location for bromine production and both major domestic bromine manufacturers are located there. Based on projected production rates, the Company's brine reserves are estimated to be adequate for the foreseeable future.

Other materials used in the chemical processes are obtained from outside suppliers through purchase contracts. Supplies of these materials are believed to be adequate for the Company's future operations

International Operations

Great Lakes has significant presence in foreign markets, principally Western Europe and Asia. Approximately one third of the Company's assets and sales are outside the United States. The geographic segment data contained in Note 15:
"Segment Information" of the Notes to Consolidated Financial Statements on page 38 and 39 of the 1998 Annual Report to Stockholders is incorporated herein by reference.

Customers and Distribution

During the last three years, no single customer accounted for more than 10% of Great Lakes' total consolidated sales. The Company has no material contracts or subcontracts with government agencies. A major portion of the Company's sales are sold to industrial or commercial users for use in the production of other products. Some products, such as recreational water treatment chemicals and supplies, are sold to a large number of retail pool stores, mass merchandisers and distributors. Some export sales are marketed through distributors and brokers.

The Company's business does not normally reflect any material backlog of orders at year-end.

Competition

Great Lakes is in competition with businesses producing the same or similar products as well as businesses producing products intended for similar use. There is one other major bromine producer in the United States which competes with the Company in varying degrees, depending on the product involved, with respect to the sale of bromine and bromine derivatives. There is also one major overseas manufacturer of bromine and brominated products which competes with the Company in the United States and elsewhere. There are several small producers in the U.S. and overseas which are competitors in several individual products. In addition, there are numerous manufacturers of alternatives that compete with the Company. In polymer stabilizers, the Company competes with a significantly larger supplier across this entire product line and with a number of smaller companies in individual product areas. The Company competes with several manufacturers and distributors of swimming pool and spa chemicals.

Principal methods of competition are price, product quality and purity, technical services and ability to deliver promptly. The Company is able to move quickly in providing new products to meet identified market demands, and believes its production costs are among the lowest in the world. These factors, combined with high technical skills, allow the Company to compete effectively.

Seasonality and Working Capital

The products which the Company sells to the agricultural and swimming pool markets exhibit some seasonality which is reflected in relatively higher sales and profits in the first half of each year. Seasonality results in the need to build inventories for rapid delivery at certain times of the year. The pool product season is strongest during the first six months, requiring a build-up of inventory at the beginning of the year. Except for certain arrangements with distributors and dealers of swimming pool and spa products, customers are not permitted to return unsold material at the end of a season. Extended credit terms are granted only in cases where the Company chooses to do so to meet competition.

The effect of the above items on working capital requirements is not material.

Research and Development and Patents

Research and development expenditures are included in Note 14: "Research and Development Expenses" of the Notes to Consolidated Financial Statements on page 38 of the 1998 Annual Report to Stockholders and is incorporated herein by reference. The Company holds no patents, licenses, franchises or concessions which are essential to its operations.

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

Item 2.    PROPERTIES

Great Lakes has plants at 11 locations in 7 states and 17 plants in 8 foreign countries. Most principal plants are owned. Listed under Item 1 above in a table captioned Products and Services are the principal locations at which products are manufactured, distributed or marketed.

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

No matter was submitted to a vote of security holders during the quarter ended December 31, 1998.

                                     PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

As of March 8, 1999, there were approximately 3,200 registered holders of Great Lakes Common Stock. Additional information is contained in the 1998 Annual Report to Stockholders under the captions "Stock Price Data" and "Cash Dividends Paid" on page 41, all of which are incorporated herein by reference.

Item 6.    SELECTED FINANCIAL DATA

This information is contained in the 1998 Annual Report to Stockholders under the caption "Financial Review" on page 19, and is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 20 through 26 of the 1998 Annual Report to Stockholders is incorporated herein by reference.

Item 7a.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

This information is included in the "Market Risks" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 25 of the 1998 Annual Report to Stockholders, and is incorporated herein by reference.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, together with the report thereon of Ernst & Young LLP dated February 26, 1999, appearing on pages 27 through 40 and the "Quarterly Results of Operations" on page 41 of the 1998 Annual Report to Stockholders, are incorporated herein by reference.

Item 9.    DISAGREEMENT OF ACCOUNTING AND FINANCIAL DISCLOSURE

No change of auditors or disagreements on accounting methods have occurred which would require disclosure hereunder.

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers



                                                                                                   Officer
Name and Age                  Office                                                                Since
------------                  ------                                                                -----
Mark P. Bulriss , 47          Chief Executive  Officer and President.  Mr. Bulriss joined Great     1998
                              Lakes  in  April  1998  from  AlliedSignal,  Inc.  where  he  was
                              president  of  the  Polymers   Division  since  1996.  He  joined
                              AlliedSignal  in  1993 as  president  of the  Laminates  business unit,  moving to president of the Electronic  Materials  Division in 1995. Prior to  AlliedSignal,  Mr. Bulriss spent 16 years with
                              GE  Plastics.  He  holds  a B.S.  in  chemical  engineering  from
                              Clarkson University


Marshall E. Bloom, 61         Executive  Vice  President and Chief  Executive  Officer of Water     1994
                              Treatment.  Mr. Bloom is a graduate of the  University of Georgia receiving  his B.B.A.  He joined  BioLab in 1955 and Great  Lakes in 1990.

Louis M. Maresca, 47          Executive   Vice   President   and   President   of   Performance     1998
                              Chemicals.  Dr. Maresca  joined the Company in August 1998.  From
                              1991 to 1998 he was with The Geon  Company  where he served  most recently  as vice  president  and  general  manager of the resins
                              business.   Prior  to  1991  he  held   technology   and  general
                              management  positions  with  Union  Carbide  Corporation  and  GE
                              Plastics.  Dr.  Maresca holds a Ph. D. in organic  chemistry from
                              Columbia  University  and an  M.B.A.  from Case  Western  Reserve
                              University.

C. Hugh Morton, 46            Executive Vice President and President of Polymer Additives.  Mr.     1998
                              Morton  joined the  Company  in July 1998 after a 13 year  career
                              with  GE   Plastics   most   recently   as  General   Manager  of
                              Manufacturing and Engineering for GE Silicones.  Mr. Morton holds a B.S.  in  mechanical  engineering  from the  University  of New
                              Orleans.

L. Donald Simpson, 63         Executive  Vice  President - Global Supply Chain  Management.  He     1992
                              joined the  Company  in 1992.  He is a  graduate  of Rose  Hulman
                              Institute of Technology with a B.S. in Chemical Engineering.

Richard Boehner, 51           Senior Vice  President of  Corporate  Development  and  Strategic     1998
                              Planning.  Mr. Boehner  rejoined the Company in April 1998. Prior to joining  the Company Mr.  Boehner  was  director of  corporate development for AlliedSignals'  specialty  chemicals  operations.
                              Previously  he held a similar  position with  Rhone-Poulenc.  Mr.
                              Boehner hold a B.S. in industrial  engineering and an M.B.A. from
                              Colorado State University.

Mark E. Tomkins,  43          Senior Vice President and Chief  Financial  Officer.  Mr. Tomkins     1998
                              joined the Company in August 1998 from  AlliedSignal,  Inc. where he was vice president of finance and business  development of the
                              Polymers  Division  since  1996 and held the same  position  with their  Electronic  Materials  Division in 1996.  Prior to joining
                              Allied Signal,  Mr. Tomkins held various  corporate and operating finance  positions  with  Monsanto.  He holds an M.B.A.  and B.S.
                              in business from Eastern Illinois University.

Stephen D. Clark, 53          Vice  President,  General  Manager  Asia/Pacific.  He joined  the     1995
                              Company  in  1995.  He holds a B.S.  in  Chemistry  from  Seattle
                              University   and  a  Ph.D.   in   Organic   Chemistry   from  the
                              Massachusetts Institute of Technology.

Mark Esselman, 42             Vice  President,  Human  Resources.  Mr.  Esselman  came to Great     1997
                              Lakes from U.S.  Robotics  in 1997 with  nearly 20 years of human resources  experience.  He  received  his B.S.  and M.S.  degrees from the University of Wisconsin.

Robert L. Hollier, 56         Vice  President  and  President  of  OSCA,  Inc.  He  joined  the     1991
                              Company  in  1982.   He   graduated   from  the   University   of
                              Southwestern Louisiana with a B.S. in Business Administration.

John V. Lacci, 47             Vice  President,  General  Counsel.  He has been with the Company     1994
                              since 1986. He received his B.A. from  Georgetown  University and a J.D. from Georgetown University School of Law.

Robert J. Smith, 52           Vice  President,  Controller.  He joined the  Company in 1993 and     1993
                              received a B.A. in Economics from Fairfield University.

Mary P. McClanahan, 55        Corporate  Secretary.  She  joined  the  Company  in 1978 and was     1994
                              educated in England.

Stephen E. Brewer, 50         Assistant  Treasurer  He joined the Company in 1991.  He received     1994
                              a B.S. in Chemical  Engineering  from  Purdue  University  and an
                              M.B.A. from Northwestern University.

Information with respect to directors of the Company is contained under the heading "Proposal One: Election of Directors" in the Great Lakes' Proxy Statement relating to the 1999 Annual Meeting of Stockholders expected to be filed on March 31, 1999, which is incorporated herein by reference.

Item 11.   EXECUTIVE COMPENSATION

The information under the heading "Executive Compensation and Other Information" in the 1999 Proxy Statement is incorporated by reference in this report.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 1999 Proxy Statement is incorporated by reference in this report.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the heading "Compensation Committee Interlocks and Insider Participation" in the 1999 Proxy Statement is incorporated by reference in this report.

                                     PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)        Financial Statements

The following Consolidated Financial Statements of Great Lakes Chemical Corporation and Subsidiaries and related notes thereto, together with the report thereon of Ernst & Young LLP dated, February 26, 1999 appearing on pages 27 through 40 of the 1998 Annual Report to Stockholders, are incorporated by reference in Item 8:

     Consolidated Balance Sheets - December 31, 1998 and 1997
     Consolidated Statements of Income -
         Years ended December 31, 1998, 1997 and 1996
     Consolidated Statements of Cash Flows -
         Years ended December 31, 1998, 1997 and 1996
     Consolidated Statements of Stockholders' Equity -
         Years ended December 31, 1998, 1997 and 1996
     Notes to Consolidated Financial Statements

(a)(2)        Financial Statement Schedules

The following additional information is filed as part of this report and should be read in conjunction with the 1998 financial statements.

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

(a)(3)        Exhibits:

              Exhibit No.    Description
              -----------    -----------

                (3)(i) Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit
                             (3)(i) to the Company's Form 10-K for the year ended December 31, 1997)
                (3)(ii) By-Laws of the Company, as amended though May 7, 1998 (incorporated by referenced to Exhibit (3)(ii) to the Company's Form 10-Q for the period ended June 30, 1998)
                (4) Shareholders Rights Plan dated as of February 15, 1999 (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed March 23, 1999)
                (10)(i) Supplemental Retirement Plan, as amended (incorporated by reference to Exhibit (10)(i) to the Company's Form 10-K for the year ended December 31, 1997)
                (10)(ii) Deferred Compensation Plan, as amended and restated effective January 1, 1997 (incorporated by reference to Exhibit (10)(ii) to the Company's Form 10-K for the year ended December 31, 1997)
                (10)(iii) Supplemental Savings Plan effective January 1, 1995 (incorporated by reference to Exhibit (10)(iii) to the Company's Form 10-K for the year ended December 31, 1997)
                (10)(iv) Standard Form of Severance Agreements (incorporated by reference to Exhibit (10)(iv) to the Company's Form 10-K for the year ended December 31, 1997)
                (10)(v) Non Employee Directors' Deferred and Long Term Compensation Plan (incorporated by reference to Exhibit (10)(vi) the Company's Form 10-K for the year ended December 31, 1997)
                (10)(vi) Split-Dollar Life Insurance (incorporated by reference to Exhibit (10)(vii) to the Company's Form 10-K for the year ended December 31, 1997)
                (10)(vii) Standard Form of Change in Control Agreement (incorporated by reference to Exhibit (10)(viii) to the Company's Form 10-K for the year ended December 31, 1997)
                (10)(viii) Directors Retirement Plan, effective January 1, 1993 (incorporated by reference to Exhibit (10)(ix) to the Company's Form 10-K for the year ended December 31, 1997)
                (10)(ix) 1998 Employee Stock Compensation Plan (incorporated by reference to Exhibit 99.1 the Company's Form S-8 filed August 17, 1998)
                (10)(x) 1993 Employee Stock Compensation Plan as amended on November 21, 1997 (incorporated by reference to Exhibit (10)(x) to the Company's Form 10-K for December 31, 1997)
                (10)(xi) 1984 Employee Stock Option Plan as amended February 10, 1997 (incorporated by reference to Exhibit
                             (10)(xi) to the Company's Form 10-K for the period ended December 31, 1997)
                (10)(xii) Employment Agreement with Mark P. Bulriss effective April 1, 1998 (incorporated by reference to Exhibit
                             (10)(b) to the Company's Form 10-Q fo the period ended March 31, 1998)
                (10)(xiii) Stock Option and Restricted Stock Agreements with Mark P. Bulriss effective April 1, 1998 (incorporated by reference Exhibit (10)(a) to the Company's Form 10-Q for the period ended June 30,
                             1998)
                (10)(xiv) Employment Agreements with various officers (incorporated by reference to Exhibit (10)(b) to the Company's Form 10-Q for the period ended June 30, 1998)
                (10)(xv) Great Lakes Savings Plan (incorporated by reference to the Company's Form S-8 filed April 1, 1998)

                  (13)       1998 Annual Report to Stockholders
                  (21) Subsidiaries - Incorporated herein by reference is the list of subsidiaries appearing on the inside of the back cover of the 1998 Annual Report to Stockholders
                  (23)       Consent of Independent Auditors
                  (27)       Financial Data Schedules December 31, 1998

                  Exhibit No. 23 is included herewith. Exhibits No. 13 and 27 are included herewith as part of the electronic filing.

(b)           Reports on Form 8-K

The Company filed a Form 8-K on October 28,1998 in connection with the restructuring of the Company's operations.

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

GREAT LAKES CHEMICAL CORPORATION
--------------------------------
(Registrant)

Date February 17, 1999                  /s/ Mark Bulriss
     --------------------------         ----------------------------------------------------
                                        Mark Bulriss, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date February 17, 1999                  /s/ Mark E. Tomkins
     -------------------------------    ----------------------------------------------------------------
                                        Mark E. Tomkins, Senior Vice President and Chief Financial Officer

Date February 17, 1998                  /s/ Robert J. Smith
     -------------------------------    ----------------------------------------------------------------
                                        Robert J. Smith, Vice President - Controller
                                        (Principal Accounting Officer)

Date February 17, 1998                  s/ Thomas M. Fulton
     -------------------------------    ----------------------------------------------------------------
                                        Thomas M. Fulton, Director

Date February 17, 1998                  /s/ Martin M. Hale
     -------------------------------    ----------------------------------------------------------------
                                        Martin M. Hale, Director

Date February 17, 1998                  /s/ Louis E. Lataif
     -------------------------------    ----------------------------------------------------------------
                                        Louis E. Lataif, Director

Date February 17, 1998                  /s/ Richard H. Leet
     -------------------------------    ----------------------------------------------------------------
                                        Richard H. Leet, Director

Date February 17, 1998                  /s/ Robert B. McDonald
     -------------------------------    ----------------------------------------------------------------
                                        Robert B. McDonald, Director

Date February 17, 1998                  /s/ Jay D. Proops
     -------------------------------    ----------------------------------------------------------------
                                        Jay D. Proops, Director

                                                                    SCHEDULE II


                GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED DECEMBER 31, 1998



                                                                 Additions
                                     Balance at     -----------------------------------                           Balance
                                      Beginning     Charges to Costs       Charged to                             at End
Description                           of Period       and Expenses      Other  Accounts      Deductions          of Period
-----------                          ----------     ----------------    ---------------      ----------          ---------
1998:
Reserve deducted from asset:
  Allowance for doubtful accounts
  receivable
                                    $ 5,803,000       $    94,000      $         -0-       $ 1,763,000 (A)      $   4,134,000

Accumulated amortization of
  goodwill                          $12,645,000       $ 4,288,000      $         -0-       $   129,000 (B)      $  16,804,000

1997:
Reserve deducted from asset:
  Allowance for doubtful accounts
  receivable                        $ 7,321,000       $  (352,000)     $         -0-       $ 1,166,000 (A)      $   5,803,000

Accumulated amortization of
 goodwill                           $10,712,000       $ 2,645,000      $         -0-       $   712,000 (B)      $  12,645,000

1996:
Reserve deducted from asset:
  Allowance for doubtful accounts
  receivable                        $ 5,998,000       $ 1,931,000      $         -0-       $   608,000 (A)      $   7,321,000

Accumulated amortization of
 goodwill                          $  8,166,000       $ 2,805,000      $         -0-       $   259,000 (B)      $  10,712,000



(A) Uncollectible accounts receivable written off, net of recoveries and foreign currency translation.

(B) Foreign currency translation.