Form 10-K/A
period 1998-12-31
GREAT LAKES CHEMICAL CORP
filed 1999-04-21
CIK 43362

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

Securities registered pursuant to Section 12(g) of the Act:  None

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

The purpose of this amendment is to correct typographical errors in the signature page of the issuer's Form 10K for December 31, 1998.

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT LAKES CHEMICAL CORPORATION
--------------------------------
(Registrant)

Date February 15, 1999                     /s/ Mark P. Bulriss
     -------------------------------       -----------------------------------------------------
                                           Mark P. Bulriss, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date February 15, 1999                     /s/ Mark E. Tomkins
     -------------------------------       -------------------------------------------------------------------------
                                           Mark E. Tomkins, Senior Vice President and Chief Financial Officer

Date February 15, 1999                     /s/ Robert J. Smith
     -------------------------------       -------------------------------------------------------------------------
                                           Robert J. Smith, Vice President and Controller
                                           (Principal Accounting Officer)

Date February 15, 1999                     /s/ Thomas M. Fulton
     -------------------------------       -------------------------------------------------------------------------
                                           Thomas M. Fulton, Director

Date February 15, 1999                     /s/ Martin M. Hale
     -------------------------------       -------------------------------------------------------------------------
                                           Martin M. Hale, Director

Date February 15, 1999                     /s/ Louis E. Lataif
     -------------------------------       -------------------------------------------------------------------------
                                           Louis E. Lataif, Director

Date February 15, 1999                     /s/ Richard H. Leet
     -------------------------------       -------------------------------------------------------------------------
                                           Richard H. Leet, Director

Date February 15, 1999                     /s/ Robert B. McDonald
     -------------------------------       -------------------------------------------------------------------------
                                           Robert B. McDonald, Director

Date February 15, 1999                     /s/ Mack G. Nichols
     -------------------------------       -------------------------------------------------------------------------
                                           Mack G. Nichols, Director

Date February 15, 1999                     /s/ Jay D. Proops
     -------------------------------       -------------------------------------------------------------------------
                                           Jay D. Proops, Director


                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant causes this amendment on Form 10K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated April 19, 1999                       GREAT LAKES CHEMICAL CORPORATION
                                           By: /s/ Robert J. Smith
                                           -------------------------------------------------------------------------
                                           Robert J. Smith, Vice President and Controller
