Form 10-Q
period 1999-03-31
GREAT LAKES CHEMICAL CORP
filed 1999-05-14
CIK 43362

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                             -----------------------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1999
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

One Class - 58,424,032                             Shares as of March 31, 1999

Part 1 - Financial Statements
-----------------------------

                GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (millions)
                -------------------------------------------------

                                                    March 31        Dec. 31
                                                      1999            1998
                                                   ---------        ---------
Assets
Current Assets
  Cash and cash equivalents                        $   325.5        $   411.6
  Accounts and notes receivable,
    less allowance of $3.1 and $4.1,
    respectively                                       322.8            258.0
  Inventories
    Finished products                                  203.3            211.3
    Raw materials                                       53.8             50.0
    Supplies                                            30.1             31.9
                                                   ---------        ---------
           Total inventories                           287.2            293.2
  Prepaid expenses                                      30.8             32.8
                                                   ---------        ---------
  Total current assets                                 966.3            995.6
                                                   ---------        ---------

Plant and Equipment                                  1,248.8          1,241.6
  Less allowance for depreciation                     (560.2)          (552.1)
                                                   ---------        ---------
    Net plant and equipment                            688.6            689.5
Goodwill                                               111.3            115.6
Investments in and Advances to
  Unconsolidated Affiliates                             80.6             80.3
Other Assets                                            21.1             21.1
Net Assets of Discontinued Operations                   95.8            102.5
                                                   ---------        ---------
                                                   $ 1,963.7        $ 2,004.6
                                                   =========        =========

Liabilities and Stockholders' Equity
Current Liabilities
  Accounts payable                                 $   126.5        $   129.3
  Accrued expenses                                     151.4            163.8
  Income taxes payable                                  29.3             44.2
  Dividends payable                                      4.7              4.7
  Notes payable and current portion
    of long-term debt                                    5.7              4.6
                                                   ---------        ---------
  Total current liabilities                            317.6            346.6
                                                   ---------        ---------

Long-Term Debt, less Current Portion                   493.5            515.3
Other Noncurrent Liabilities                            35.1             37.1
Deferred Income Taxes                                   51.1             51.3
Stockholders' Equity
  Common stock, $1 par value, authorized
    200 shares, issued 72.8(1998 - 72.7 shares)         72.8             72.7
  Additional paid-in capital                           130.3            128.6
  Retained earnings                                  1,683.5           1657.1
  Accumulated other comprehensive income               (44.3)           (32.9)
  Less treasury stock, at cost, 14.4 shares
    (1998 - 14.3 shares)                              (775.9)          (771.2)
                                                   ---------        ---------
  Total stockholders' equity                         1,066.4          1,054.3
                                                   ---------        ---------
                                                   $ 1,963.7        $ 2,004.6
                                                   =========        =========

                GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (millions, except per share data)
                -------------------------------------------------

                                                      Three Months Ended
                                                            March 31
                                                   --------------------------
                                                     1999             1998
                                                   ---------        ---------

Net Sales                                          $   334.2        $   334.7

Operating Expenses
  Cost of products sold                                236.4            241.4
  Selling, administrative and research expenses         51.5             46.0
  Special charges                                         --             15.5
                                                   ---------        ---------
                                                       287.9            302.9
                                                   ---------        ---------

Operating Income                                        46.3             31.8

Interest and Other Income                                7.7              8.1

Interest and Other Expenses                              7.0             12.4
                                                   ---------        ---------

Income from Continuing Operations
  before Income Taxes                                   47.0             27.5

Income Taxes                                            16.0             10.3
                                                   ---------        ---------
Net Income from Continuing Operations                   31.0             17.2

Net Income from Discontinued Operations                   --             25.5
                                                   ---------        ---------
Net Income                                         $    31.0        $    42.7
                                                   =========        =========

Earnings per Share:
Basic
  Continuing Operations                            $    0.53        $    0.29
  Discontinued Operations                                 --             0.44
                                                   ---------        ---------
                                                   $    0.53        $    0.73
                                                   =========        =========
Diluted
  Continuing Operations                            $    0.53        $    0.29
  Discontinued Operations                                 --             0.43
                                                   ---------        ---------
                                                   $    0.53        $    0.72
                                                   =========        =========

Cash Dividends Declared per Share                  $    0.08        $    0.16

               GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (millions)
               -------------------------------------------------

                                                      Three Months Ended
                                                            March 31
                                                   --------------------------
                                                      1999            1998
                                                   --------------- ----------
OPERATING ACTIVITIES
Net income from continuing operations              $    31.0        $    17.2
Adjustments to reconcile income from
  continuing operations to net cash
  provided by operating activities:
     Depreciation and amortization                      20.5             19.8
     Changes in deferred items and other                (0.3)            13.2
                                                   ---------        ---------
     Cash provided by continuing operations
       excluding changes in working capital             51.2             50.2
     Changes in working capital other than debt,
       net of effect from business combinations        (88.9)           (50.3)
Other noncurrent liabilities                              --              0.4
                                                   ---------        ---------
Net Cash (Used) Provided by Operating Activities
  from Continuing Operations                           (37.7)             0.3

Discontinued Operations:
  Net income                                              --             25.6
  Change in net assets                                  11.0              9.8
                                                   ---------        ---------
Net Cash (Used) Provided by Operating Activities       (26.7)            35.7

INVESTING ACTIVITIES
  Plant and equipment additions                        (28.7)           (33.7)
  Business combinations, net of cash acquired             --             (2.1)
  Other                                                  0.1              0.2
                                                   ---------        ---------
Net Cash Used in Investing Activities                  (28.6)           (35.6)

FINANCING ACTIVITIES
  Net borrowings under short-term credit lines           1.3              0.3
  Net (decrease) increase in commercial paper
     and other long-term obligations                   (21.5)            17.3
  Proceeds from stock options exercised                  1.8              1.7
  Cash dividends paid                                   (4.7)            (9.4)
  Repurchase of common stock                            (6.4)              --
  Other                                                  3.9              0.4
                                                   ---------        ---------
Net Cash (Used) Provided by Financing Activities       (25.6)            10.3
Effect of Exchange Rate Changes on Cash and
  Cash Equivalents                                      (5.2)             0.5
                                                   ---------        ---------

(Decrease) Increase in Cash and Cash Equivalents       (86.1)            10.9
Cash and Cash Equivalents at Beginning of Year         411.6             73.7
                                                   ---------        ---------

Cash and Cash Equivalents at End of Period         $   325.5        $    84.6
                                                   =========        =========

Parentheses indicate decrease in cash and cash equivalents

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                -------------------------------------------------

This Management's Discussion and Analysis of Results of Operations and Financial Condition should be read in conjunction with the Company's Consolidated Financial Statements and Management's Discussion and Analysis contained in the 1998 Annual Report on Form 10-K and the unaudited interim consolidated financial statements included elsewhere in this report. All references to earnings per share contained in this report are diluted earnings per share unless otherwise noted.

CONTINUING OPERATIONS

The following table sets forth the percentage relationship to net sales of certain income statement items for the Company's continuing operations:

                                                       Three Months Ended
                                                            March 31
                                                   --------------------------
                                                     1999             1998
                                                   ---------        ---------
                                                       %                %
     Net Sales                                         100.0            100.0
     Gross Profit                                       29.3             27.9
     Selling, Administrative and Research Expenses      15.4             13.8
                                                   ---------        ---------
     Operating Contribution                             13.9             14.1
     Special Charges                                      --              4.6
                                                   ---------        ---------
     Operating Income                                   13.9              9.5
     Interest and Other Income                           2.3              2.4
     Interest and Other Expense                          2.1              3.6
                                                   ---------        ---------
     Income before Income Taxes                         14.1              8.3
     Income Taxes                                        4.8              3.1
                                                   ---------        ---------
     Net Income from Continuing Operations               9.3              5.2
                                                   =========        =========


RESULTS OF CONTINUING OPERATIONS

Sales amounted to $334 million essentially unchanged from the prior year period as volume gains were offset by price declines. Cost initiatives coupled with lower raw materials prices drove a 1.4 percentage point improvement in gross profits. Increased spending for the Company's new ERP system and related information technology infrastructure led to higher selling, administrative and research expenses resulting in a slightly lower operating contribution.

The 1998 first quarter included a special charge of $16 million to provide for transition costs related to the Board of Directors appointment of a new Chief Executive Officer.

Interest and other income was approximately $8 million in each period. Interest income increased approximately $2 million due to higher average investment balances. This increase was offset by reduced other income, as 1998 benefited from a $2 million insurance settlement.

Interest and other expense decreased by $5 million to $7 million for the period. The decline was due in part to lower interest expense resulting from lower average borrowings.

Income taxes were $16 million or 34% of income before taxes compared to 37.4% in the prior year quarter, which included non-deductible compensation costs as part of the special charge. Excluding the effects of the special charge, the effective tax rate in both periods was 34%.

Net income from continuing operations was $31 million or $0.53 per share in 1999, as compared to $28 million or $0.48 per share in 1998, after excluding the after tax effect of the 1998 special charges of $11 million.

SEGMENT INFORMATION

Set forth below is a discussion of the operations of the Company's business segments: Polymer Additives, Performance Chemicals, Water Treatment and Energy Services and Products. Operating income, which is the income measure the Company uses to evaluate business segment performance, represents net sales less costs of products sold, selling, administrative and research expenses. Bromine used by each of the Company's segments as a raw material in their production processes is reflected at cost.

POLYMER ADDITIVES

The Polymer Additives business unit is a leading worldwide developer, producer and marketer of brominated, intumescent and antimony based flame retardants and antioxidants, UV absorbers and light stabilizers. Results for the quarter follow:

                                                      1999             1998
           Net Sales                               $   141        $     146
           Operating Income                        $    20        $      22

Net sales were approximately 3% below the first quarter of 1998 as competitive price pressure resulted in a 4% decrease in average selling prices. Gross profit and gross margin improved as the savings from productivity programs and lower raw material costs more than offset the decrease in selling prices. Higher information systems costs resulted in lower operating income.

PERFORMANCE CHEMICALS

The Performance Chemical business unit is a collection of individual businesses providing products and services that meet highly specific requirements for pharmaceutical, agrochemical and industrial chemical applications.
Results for the quarter follow:

                                                     1999             1998
           Net Sales                               $   80        $      70
           Operating Income                        $   20        $      14

The Performance Chemicals unit achieved a 14% increase in net sales driven by strong volumes in Fluorine and Bromine Intermediates and higher selling prices in Ag Chemicals. Volume and average selling prices increased 12% and 2%, respectively from the prior year quarter. Operating income increased 35% over the prior year quarter as the business unit benefited from the positive effects of the higher volume and increased selling prices as well as an improved cost structure from productivity and restructuring efforts, and lower raw materials costs.

WATER TREATMENT

The Water Treatment business unit is the world's leading provider of recreational water care products to the consumer. In addition, this business unit is the world's leading provider of bromine based biocides for industrial water treatment applications. Results for the quarter follow:

                                                      1999            1998
           Net Sales                               $    89        $     90
           Operating Income                        $    14        $     12


Water Treatment net sales were essentially flat as 3% volume growth in the U.S. recreational water treatment business was offset by lower sales in international markets and a slight decline in selling prices related to lower chlorine prices. Operating income improved 17% from the same quarter in the prior year as a result of higher value new products, efficiencies in manufacturing and lower raw materials costs.

ENERGY SERVICES AND PRODUCTS

The Energy Services and Products business unit provides completion products including bromine-based clear fluids and services to oil and gas well operators. Results for the quarter follow:

                                                     1999             1998
           Net Sales                               $   24        $      30
           Operating Income                        $    1        $       4

The business unit continues to be challenged by softness in end markets. Reduced rig counts in the Gulf of Mexico and the North Sea resulting from lower crude oil and natural gas prices have lowered the demand for oil field services. Overall volumes were down 11% and prices were off 9%. Substantial progress has been made in right-sizing the operations to reduce operating costs in line with current market conditions. Recent upward movement in commodity prices is encouraging but has yet to stimulate increased drilling activity.


FINANCIAL CONDITION AND LIQUIDITY

Inventories were $287 million at March 31, 1999, a decline of $6 million from year end and $30 million from a year ago. The improvement in inventory management was led by the Polymer Additives and the Water Treatment business units.

Primarily as a result of the seasonal increase in sales in the Water Treatment business unit, trade accounts receivable increased $61 million to $301 million at March 31,1999, as compared to December 31, 1998. Days sales outstanding were 81 days compared to 70 days at year end 1998.

Current liabilities declined from year end primarily as a result of UK tax payments.

Operating activities consumed approximately $27 million in cash during the quarter due primarily to the aforementioned build-up in accounts receivable and the reduction in current liabilities.

The cash provided by discontinued operations reflects the disposition of the environmental business in January 1999.

Capital spending during the quarter amounted to $29 million. Spending for the year is expected to be approximately $150 million.

Approximately 180,000 shares were repurchased in the quarter at a cost of $6 million.

In May, the company intends to file a Registration Statement on Form S-3 with the Securities and Exchange Commission using a "shelf" registration process. Under the process the Company may sell various unsecured debt securities, common stock or rights or warrants to purchase common stock individually or in combination up to a total dollar value of $750 million. The registration provides the Company with increased flexibility to finance its operations. It is anticipated that the registration will become effective by July 1999.


OTHER MATTERS

Acquisitions

On May 3, 1999, the Company completed the acquisition of NSC Technologies (NSCT) from Monsanto Corporation for approximately $125 million. NSCT develops, manufactures and sells chiral pharmaceutical intermediates and select bulk actives to pharmaceutical companies. Current annual sales are approximately $70 million. The businesses core chiral expertise in unnatural amino acids provides a broad platform from which it develops novel, high value-added intermediates and bulk actives for anti-viral, cardiovascular and oncology therapeutic drugs. NSCT will be part of the Fine Chemicals group of the Performance Chemicals business unit.

On May 5, 1999, the Company announced signing a definitive agreement to purchase FMC's Process Additives Division (PAD) for $159 million. The pending transaction will broaden Great Lakes' Polymer Additives business unit and more than doubles the industrial segment of the Water Treatment business unit. The transaction is subject to normal regulatory review and should be completed by August. PAD's annual sales are approximately $160 million. PAD is a world leader in the production of phosphate ester flame retardants, flame retardant fluids, and lubricant additives, as well as a leading supplier of specialty water treatment chemicals used in industrial applications and desalination. The business employs 500 people and includes operations in Nitro, West Virginia and Trafford Park (Manchester, England).

Funding for the acquisitions will come from available cash and borrowing capacity.

Special Charges

The Company is proceeding with the repositioning activities in accordance with the plan approved by the Board of Directors in 1998. A review of the recent activities by business unit is summarized below and a progression of the special charge liability is provided in Note 5 to financial statements included herein.

In the Polymer Additives business unit the repositioning plan focuses on improving manufacturing efficiency, reducing cost and increasing the focus on the customer. The downsizing of two plants in France is progressing and is expected to be essentially completed by the end of the year; consolidating brominated flame retardant manufacturing in El Dorado, Arkansas, is expected to be completed in the third quarter; and, eliminating excess polymer stabilizer production capacity was completed in April. In connection with these activities, a workforce reduction of approximately 260 employees will occur late in the year.

In the Performance Chemicals business unit, the Company is eliminating certain nonperforming product lines and underutilized assets and reducing the workforce by approximately 100 employees. Through the first quarter approximately 40 people have been involuntary terminated and an additional 25 people have volunteered for termination and the balance will be terminated during the fourth quarter coincident with the planned closure of a plant.

As a result of reduced near term requirements for oil well completion fluids and services, the Company's Energy Services and Products business unit abandoned a lease on a deep water service vessel, decommissioned the related service equipment and reduced its workforce by approximately 100 employees. A small facility remains to be closed.

DISPOSITIONS

The Company completed the sale of the environmental services business in January 1999 and anticipates completing the sale of the furfural and derivatives business by mid-year 1999.

YEAR 2000 READINESS

The Year 2000 Issue (Y2K) is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs or any hardware that have date sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a temporary inability to process transactions or engage in normal manufacturing or other business activities. Failure by the Company or any of its significant suppliers or customers to complete year 2000 readiness activities in a timely manner could have a material adverse effect on the Company's business and results of operations.

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

The Company's IT systems are comprised of business computer systems, end user systems and technical infrastructure. In 1996, the Company determined that the IT systems supporting its Polymer Additives and Performance Chemical business units were inadequate to meet the business requirements and embarked on a project to replace all critical systems for these businesses. In April, the new systems were implemented in Europe and it is anticipated that implementation in the United States will occur in June. In the Water Treatment and Energy Services and Products business units, IT systems inventories and assessments were completed in the first part of 1998 and replacement of non-conforming systems started during the fourth quarter of 1998. Completion is on schedule for October 1999. The Company has developed contingency plans for these critical systems and is positioned to implement the plan, if required.

Non-IT systems are comprised of manufacturing and warehousing systems and facility support systems. The Company has completed the inventory and assessment of all critical systems in this area. The majority of the remediation of mission critical systems has been completed and all essential corrective actions are expected to be completed by September 30, 1999.

In 1998 Great Lakes began contacting its suppliers regarding their Y2K readiness. The suppliers readiness program focuses on those suppliers considered essential for the prevention of material disruption of Great Lakes business operations. Great Lakes has completed the assessment of critical suppliers and is developing contingency plans, which should be in place by September 30, 1999. The progress of key vendors will continue to be monitored and contingency plans adjusted as required.

The Company is using both internal and external resources to complete its Y2K readiness plan. The Company currently estimates that the total cost of resolving the year 2000 issues including computer systems, facilities infrastructure and supplier readiness will be approximately $15 million. Of this amount, the Company has spent approximately $6 million, of which $3 million occurred in the first quarter of 1999. Approximately 50% of the total year 2000 costs will be for equipment or software replacement and the remainder on assessment and remediation. The Company expects all costs will be funded out of operating cash flow. Year 2000 costs are expensed except for new systems and equipment. Such costs are capitalized and charged to expense over the estimated useful life of the asset in accordance with existing Company policy. The estimated costs are based on currently available information and may be subject to change.

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

THE EURO

Effective January 1, 1999, member states of the European Economic and Monetary Union converted to a common currency known as the Euro. Modifications to certain of the Company's information systems software were made in connection with this conversion. The Company has completed these modifications at a nominal cost, and has not experienced any operational impact from the implementation of the Euro. The Company does not expect the conversion to the Euro to have a material impact on results of operations, financial position or liquidity of its European businesses.

ACCOUNTING CHANGES

Effective January 1, 1999, the Company adopted the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This accounting standard specifically defines the criteria under which costs incurred in connection with internal-use computer software projects are to be treated as a current period expense or to be capitalized. Adoption of SOP 98-1 increased first quarter 1999 operating costs by approximately $3 million and it is anticipated that the full year effect will be in the $5 million range.

Effective January 1, 1999, the Company adopted the AICPA SOP 98-5, Reporting on the Costs of Start-Up Activities. This accounting standard, requires that certain costs of start-up activities and organization costs be expensed as incurred. The adoption of SOP 98-5 is not expected to have a material effect on the Company's financial position or results of operations.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This accounting standard, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, requires that all derivatives be recognized as either assets or liabilities at fair value. The Company is evaluating the new statement's provisions and has not yet determined either the date on which it will adopt SFAS No. 133 or the impact of adoption on the results of operations or financial position.


FORWARD LOOKING STATEMENT

This report contains forward looking statements involving risks and uncertainties that affect the Company's operations as discussed in the 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Accordingly, there is no assurance that the Company's expectations will be realized.

                GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (millions, except as indicated)
                -------------------------------------------------


NOTE 1:   BASIS OF PRESENTATION

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

For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


NOTE 2:   INCOME TAXES

A reconciliation of the U.S. Federal income tax rate to the effective income tax rate follows:

                                                  Three Months Ended March 31
                                                  ---------------------------
                                                     1999             1998
                                                   ---------        ---------
                                                       %                %
     Statutory U.S. Federal tax rate                    35.0             35.0
     State income taxes                                  2.0              2.1
     Special charge rate differential                     --              3.7
     Other                                              (3.0)            (3.4)
                                                   ---------        ---------
                                                        34.0             37.4
                                                   =========        =========



NOTE 3:   COMPREHENSIVE INCOME

During the first quarter of 1999 and 1998, total comprehensive income was $19.6 million and $39.1 million, respectively.

NOTE 4:   EARNINGS PER SHARE

The computation of basic and diluted earnings per share is determined by dividing net income as reported as the numerator, by the number of shares included in the denominator as follows:

                                                      Three Months Ended
                                                            March 31
                                                   --------------------------
                                                      1999            1998
                                                   ---------        ---------
Denominator for basic earnings per share -
  weighted-average shares                               58.4             59.0
Effect of dilutive securities                            0.2              0.2
                                                   ---------        ---------
Denominator for diluted
  earnings per share                                    58.6             59.2
                                                   =========        =========


NOTE 5:   SPECIAL CHARGES

During 1998, the Company recorded special charges of $116.5 million or $74.7 million after income taxes. Of this amount, $15.5 million was recorded in the first quarter for costs associated with the transition of the chief executive officer. In the third and fourth quarter charges of $48.3 million and $52.7 million, respectively were recorded in connection with a repositioning plan undertaken to streamline operations, improve profitability and increase the focus on customer needs.

A summary of spending against the liability for the special charge since December 31, 1998 is shown in the following table:

                                    Dec. 31                          March 31
                                     1998           Spending          1999
                                  ----------       ---------        ---------
  Severance                       $     15.5       $     1.1        $    14.4
  Plant Closure                         10.1              --             10.1
  Senior Management Transition           9.3             0.9              8.4
  Lease Costs and Other                  7.6             1.0              6.6
                                  ----------       ---------        ---------
                                  $     42.5       $     3.0        $    39.5
                                  ==========       =========        =========




NOTE 6:   SEGMENT INFORMATION

The Company is organized in the four global segments: Polymer Additives, Performance Chemicals, Water Treatment and Energy Services and Products. These segments are strategic business units that offer products and services that are intended to satisfy specific customer requirements. The units are organized and managed to deliver a distinct group of products, technology and services.

The Company evaluates business unit performance and allocates resources based on operating income which represents net sales less costs of products sold, selling, administrative and research expenses. Each of the Company's segments uses bromine as a raw material in their production processes. Bromine is transferred at cost based on the percentage of production consumed.

                                                  Three Months Ended March 31
                                                  ---------------------------
                                                     1999             1998
                                                  -------------- ------------

  Net Sales by Segment to External Customers:
       Polymer Additives                           $   141.3        $   145.6
       Performance Chemicals                            80.1             70.0
       Water Treatment                                  89.1             89.6
       Energy Services and Products                     23.8             29.7
                                                   ---------        ---------
       Total Sales of Reportable Segments              334.3            334.9
       Corporate and Other                              (0.1)            (0.2)
                                                   ---------        ---------
                                                   $   334.2        $   334.7
                                                   =========        =========
  Segment Profit:
       Polymer Additives                           $    20.3        $    22.0
       Performance Chemicals                            19.5             14.4
       Water Treatment                                  13.8             11.8
       Energy Services and Products                      1.0              4.4
                                                   ---------        ---------
       Total Profits of Reportable Segments             54.6             52.6
       Corporate and Other                              (8.3)            (5.3)
       Special Charges                                    --            (15.5)
                                                   ---------        ---------
  Operating Income                                      46.3             31.8
  Interest and Other Income                              7.7              8.1
  Interest and Other Expense                             7.0             12.4
                                                   ---------        ---------
  Income before Income Taxes                       $    47.0        $    27.5
                                                   =========        =========


                                                    March 31         Dec. 31
  Significant Changes in Segment Assets:             1999              1998
                                                   ---------        ---------
       Water Treatment                             $   279.3        $   227.7
                                                   =========        =========

The change results from the seasonal nature of recreational water treatment sales.


NOTE 7:   COMMITMENTS AND CONTINGENCIES

In April 1999 the Company reached agreement with the National Labor Relations Board to settle a 1986 lawsuit alleging unfair labor practices at the Company's Newport, Tennessee, facility following its acquisition of the site from Syntex Corporation. The $9 million settlement covers backpay and interest for certain former Syntex employees. The settlement amount is consistent with previously established reserves.

There have been no other significant subsequent developments relating to the commitments and contingencies reported in the Company's most recent Form 10-K.

NOTE 8:   SUBSEQUENT EVENTS

On May 3, 1999, the Company completed the acquisition of NSC Technologies (NSCT) from Monsanto Corporation for approximately $125 million. NSCT develops, manufactures and sells chiral pharmaceutical intermediates and select bulk actives to pharmaceutical companies. Current annual sale are approximately $70 million. NSCT will be part of the Fine Chemicals group of the Performance Chemicals business unit.

On May 5, 1999, the Company announced signing a definitive agreement to purchase FMC's Process Additives Division (PAD) for approximately $159 million. The pending transaction will broaden the Polymer Additives business unit and more than doubles the industrial segment of the Water Treatment business unit. The transaction is subject to normal regulatory review and should be completed by August. PAD's annual sales are approximately $160 million.

The Company will use the purchase method of accounting to record the acquisitions. The amount of goodwill that will result from the transactions and the amortization periods thereof are currently under evaluation.



Part II.  Other Information


Item 4.   Submission of Matters to a Vote of Security Holder

At a Company's annual meeting of shareholders held on May 6, 1999, two items were submitted to a vote of the security holders, which are more fully described in the Company's proxy statement dated March 31, 1999. The matters voted on at the meeting and the results of those votes were as follows:



1. To elect two directors to serve until the 2002 Annual Meeting:

       Director                   For                       Withheld
       --------                   ---                       --------
       Mark P. Bulriss            46,049,689                6,882,820

       Thomas M. Fulton           46,032,012                6,900,497

2. To request that the Board redeem the outstanding rights under the existing Shareholders' Rights Plan and agree that no new shareholders rights plan would be implemented without prior shareholder approval.


       For                        Withheld                  Abstained
       ---                        --------                  ---------
       30,006,463                 17,465,963                363,672




Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits filed as part of the report are listed below:

     Exhibits Number
     ---------------

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



Date: May 13, 1999                          By: /s/ Mark E. Tomkins
     --------------------                       -----------------------------
                                                Mark E. Tomkins
                                                Senior Vice President
                                                and Chief Financial Officer