Form 10-Q
period 1999-06-30
GREAT LAKES CHEMICAL CORP
filed 1999-08-13
CIK 43362

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1999
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

One Class - 58,483,261                  Shares as of June 30, 1999
            ----------

Part 1 - Financial Statements

                GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (millions)


                                                                                       June 30      Dec. 31
                                                                                        1999          1998
                                                                                       ---------    --------
Assets
Current Assets
  Cash and cash equivalents                                                             $  320.4    $  411.6
  Accounts and notes receivable, less allowance of $3.1 and $4.1, respectively             353.5       258.0
  Inventories
    Finished products                                                                      209.0       211.3
    Raw materials                                                                           64.5        50.0
    Supplies                                                                                37.2        31.9
                                                                                        --------    --------
     Total inventories                                                                     310.7       293.2
  Prepaid expenses                                                                          29.7        32.8
                                                                                        --------    --------
  Total current assets                                                                   1,014.3       995.6
                                                                                        --------    --------

Plant and Equipment                                                                      1,265.1     1,241.5
  Less allowance for depreciation                                                         (577.6)     (552.0)
                                                                                        --------    --------
    Net plant and equipment                                                                687.5       689.5
Goodwill                                                                                   194.5       115.6
Investments in and Advances to Unconsolidated Affiliates                                    67.3        80.3
Other Assets                                                                                21.8        21.1
Net Assets of Discontinued Operations                                                       48.2       102.5
                                                                                        --------    --------
                                                                                        $2,033.6    $2,004.6
                                                                                        ========    ========

Liabilities and Stockholders' Equity
Current Liabilities
  Accounts payable                                                                      $  126.9    $  129.3
  Accrued expenses                                                                         146.0       163.8
  Income taxes payable                                                                      42.7        44.2
  Dividends payable                                                                          4.7         4.7
  Notes payable and current portion of long-term debt                                        3.9         4.6
                                                                                        --------    --------
  Total current liabilities                                                                324.2       346.6
                                                                                        --------    --------

Long-Term Debt, less Current Portion                                                       525.7       515.3
Other Noncurrent Liabilities                                                                38.0        37.1
Deferred Income Taxes                                                                       52.0        51.3
Stockholders' Equity
  Common stock, $1 par value, authorized 200 shares, issued 72.9 (1998 - 72.7 shares)       72.9        72.7
  Additional paid-in capital                                                               131.3       128.6
  Retained earnings                                                                      1,721.6     1,657.1
  Accumulated other comprehensive income                                                   (57.5)      (32.9)
  Less treasury stock, at cost, 14.4 shares (1998 - 14.3 shares)                          (774.6)     (771.2)
                                                                                        --------    --------
  Total stockholders' equity                                                             1,093.7     1,054.3
                                                                                        --------    --------
                                                                                        $2,033.6    $2,004.6
                                                                                        ========    ========

                GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (millions, except per share data)


                                                   Three Months Ended     Six Months Ended
                                                          June 30             June 30
                                                   -------------------   -------------------
                                                     1999       1998       1999       1998
                                                   --------   --------   --------   --------
Net Sales                                          $  374.8   $  401.9   $  709.0   $  736.6

Operating Expenses
     Cost of products sold                            262.0      286.6      498.4      528.0
     Selling, administrative and research expenses     55.7       54.9      107.2      100.9
     Special charges                                   --         --         --         15.5
                                                   --------   --------   --------   --------
                                                      317.7      341.5      605.6      644.4
                                                   --------   --------   --------   --------

Operating Income                                       57.1       60.4      103.4       92.2

Interest and Other Income                              10.1        8.1       17.8       16.2

Interest and Other Expense                              7.2       11.0       14.2       23.4
                                                   --------   --------   --------   --------

Income from Continuing Operations before Income
      Taxes                                            60.0       57.5      107.0       85.0

Income Taxes                                           17.2       19.6       33.2       29.9
                                                   --------   --------   --------   --------
Net Income from Continuing Operations                  42.8       37.9       73.8       55.1

Net Income from Discontinued Operations                --          7.1       --         32.6
                                                   --------   --------   --------   --------
Net Income                                         $   42.8   $   45.0   $   73.8   $   87.7
                                                   ========   ========   ========   ========

Earnings per Share:
Basic
     Continuing Operations                         $   0.73   $   0.64   $   1.26   $   0.93
     Discontinued Operations                           --         0.12       --         0.56
                                                   --------   --------   --------   --------
                                                   $   0.73   $   0.76   $   1.26   $   1.49
                                                   ========   ========   ========   ========
Diluted
     Continuing Operations                         $   0.73   $   0.64   $   1.26   $   0.93
     Discontinued Operations                           --         0.12       --         0.55
                                                   --------   --------   --------   --------
                                                   $   0.73   $   0.76   $   1.26   $   1.48
                                                   ========   ========   ========   ========

Cash Dividends Declared per Share                  $   0.08   $   0.08   $   0.16   $   0.24

                GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS CASH FLOWS
                                   (millions)


                                                                                   Six Months Ended
                                                                                       June 30
                                                                                  -------------------
                                                                                    1999       1998
                                                                                  --------    -------
OPERATING ACTIVITIES
Net income from continuing operations                                              $  73.8    $  55.1
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
     Depreciation and amortization                                                    40.8       40.6
     Changes in deferred items and other                                               0.5       (2.4)
                                                                                   -------    -------
     Cash provided by continuing operations excluding changes in working capital     115.1       93.3
     Changes in working capital other than debt, net of effect from
        business combinations                                                       (107.4)     (27.4)
Other noncurrent liabilities                                                          (1.0)       8.2
                                                                                   -------    -------
Net Cash Provided by Operating Activities from Continuing Operations                   6.7       74.1

Discontinued Operations:
  Net income                                                                          --         32.6
  Change in net assets                                                                69.3      433.7
                                                                                   -------    -------
Net Cash Provided by Operating Activities                                             76.0      540.4

INVESTING ACTIVITIES
   Plant and equipment additions                                                     (54.0)     (74.9)
   Business combinations, net of cash acquired                                      (125.0)      (1.6)
   Other                                                                              11.0       (1.9)
                                                                                   -------    -------
Net Cash Used in Investing Activities                                               (168.0)     (78.4)

FINANCING ACTIVITIES
   Net borrowings under short-term credit lines                                       (0.3)      (1.6)
   Net increase (decrease) in commercial paper and other long-term obligations        12.7      (50.7)
   Proceeds from stock options exercised                                               2.9        3.9
   Cash dividends paid                                                                (9.3)     (14.3)
   Repurchase of common stock                                                         (7.1)      (1.4)
   Other                                                                               3.7        1.9
                                                                                   -------    -------
Net Cash Provided (Used) by Financing Activities                                       2.6      (62.2)
Effect of Exchange Rate Changes on Cash and Cash Equivalents                          (1.8)      (1.5)
                                                                                   -------    -------

(Decrease) Increase in Cash and Cash Equivalents                                     (91.2)     398.3
Cash and Cash Equivalents at Beginning of Year                                       411.6       73.7
                                                                                   -------    -------

Cash and Cash Equivalents at End of Period                                         $ 320.4    $ 472.0
                                                                                   =======    =======

Parentheses indicate decrease in cash and cash equivalents

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999


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

CONTINUING OPERATIONS

The following table sets forth the percentage relationship to net sales of certain income statement items for the Company's continuing operations:


                                                Three Months Ended        Six Months Ended
                                                     June 30                   June 30
                                                ------------------        -----------------
                                                 1999       1998           1999       1998
                                                ------   ---------        -------   -------
                                                   %        %                 %        %
Net Sales                                        100.0    100.0             100.0    100.0
Gross Profit                                      30.1     28.7              29.7     28.3
Selling, Administrative and Research Expenses     14.9     13.7              15.1     13.7
                                                ------   ------            ------   ------
Operating Contribution                            15.2     15.0              14.6     14.6
Special Charges                                   --       --                --        2.1
                                                ------   ------            ------   ------
Operating Income                                  15.2     15.0              14.6     12.5
Interest and Other Income                          2.7      2.0               2.5      2.3
Interest and Other Expense                         1.9      2.7               2.0      3.2
                                                ------   ------            ------   ------
Income before Income Taxes                        16.0     14.3              15.1     11.6
Income Taxes                                       4.6      4.9               4.7      4.1
                                                ------   ------            ------   ------
Net Income from Continuing Operations             11.4      9.4              10.4      7.5
                                                ======   ======            ======   ======


RESULTS OF CONTINUING OPERATIONS

Gross profit and operating income margin improved compared to the 1998 quarter on lower sales. Second quarter 1999 sales amounted to $375 million compared to $402 million reported in the prior year period. This 7% decrease is primarily attributable to lower volumes resulting from softness in oil exploration, competitive conditions in flame retardants and a delayed production campaign for a fine chemicals pharmaceutical intermediates customer. Average selling prices declined 1.5% due to competitive pricing in oil services and flame retardants. The addition of NSC Technologies contributed 2% to sales in the quarter. Cost initiatives and lower raw materials prices more than offset the lower sales and increased spending for the Company's new ERP system and related information technology infrastructure as operating income margin improved slightly.


Interest and other income was $10 million for the 1999 second quarter an increase of approximately $2 million over the prior year period. Slightly lower interest income and earnings of affiliates were more than offset by a gain resulting from the partial disposition of an equity investment.

Interest and other expense decreased by $4 million to $7 million for the period. Favorable foreign exchange coupled with a reduction in other expenses more than offset increased costs from higher average borrowings resulting from the NSC Technologies acquisition.

Income taxes were $17 million or 29% of income before taxes compared to 34% in the prior year quarter. The Company anticipates its 1999 effective tax rate will be approximately 31%, a reduction of 3 percentage points from the 1998 effective tax rate of 34%, excluding the effects of special charges. The lower effective tax rate is primarily due to structural changes made in our foreign operations that result in generating a substantially higher percentage of income in lower tax rate jurisdictions.

Net income from continuing operations was $43 million or $0.73 per share in 1999, as compared to $38 million or $0.64 per share in 1998. The 1998 second quarter included net income from discontinued operations of $7 million or $0.12 per share, reflecting the earnings of the petroleum additives business through the date of the spin off, May 22, 1998. Total 1998 second quarter net income and earnings per share amounted to $45 million and $0.76, respectively.

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

POLYMER ADDITIVES

The Polymer Additives business unit is a leading worldwide developer, producer and marketer of brominated, intumescent and antimony based flame retardants and antioxidants, UV absorbers and light stabilizers.
Results for the quarter and year-to-date follow:


                                          Second Quarter       Year to Date
                                          --------------      --------------
                                           1999    1998        1999   1998
                                          ------  ------      ------ -------
             Net Sales                     $141    $152        $282   $298
             Operating Income              $ 21    $ 22        $ 42   $ 44


A 1 percentage point expansion in operating margin contributed to maintaining operating income at a level comparable to the prior year quarter on lower sales. The margin improvement was driven by productivity gains, repositioning benefits, an improved sales mix and raw material savings, which more than offset increased costs associated with our ERP systems implementation and the lower sales. Net sales for the quarter were approximately 7% below the second quarter of 1998 reflecting competitive price pressure which resulted in a 3% decrease in average selling prices, a decline in volume of 4% and negative foreign exchange effects. High volume flame retardants experienced the majority of the price pressure and in certain situations the Company consciously passed on lower margin opportunities. In contrast, price erosion in polymer stabilizers has slowed.

PERFORMANCE CHEMICALS

The Performance Chemicals business unit is a collection of individual businesses providing products and services that meet highly specific requirements for pharmaceutical, agrochemical and industrial chemical applications. Results for the quarter and year-to-date follow:


                    Second Quarter        Year to Date
                   ----------------      --------------
                    1999      1998        1999   1998
                   ------   ------       ------ ------
Net Sales          $ 76      $ 79         $156   $149
Operating Income   $ 15      $ 19         $ 35   $ 34


Continued strong operating performance by Fluorine and Ag Products was more than offset by lower sales volume in the Fine Chemicals group. On an overall basis, the Performance Chemicals unit achieved net sales of $76 million a decrease of approximately 4% from the 1998 second quarter. Average selling prices increased 2% and the NSC Technologies acquisition added 10%. Volumes were off 14% primarily due to the decision of a Fine Chemical's pharmaceutical customer to postpone a production campaign until next year. Second quarter operating income amounted to $15 million compared to $19 million in the year ago period reflecting the effects of the aforementioned decline in volume, an unfavorable shift in product mix and the impact of the ERP implementation.


WATER TREATMENT

The Water Treatment business unit is the world's leading provider of recreational water care products to the consumer. In addition, this business unit is the world's leading provider of bromine based biocides for industrial water treatment applications. Results for the quarter and year-to-date follow:


                    Second Quarter        Year to Date
                   ----------------      --------------
                    1999      1998        1999   1998
                   ------   ------       ------ ------
Net Sales          $134      $134        $223   $223
Operating Income   $ 32      $ 26        $ 46   $ 37


Second quarter operating earnings and margins were at record levels. In a quarter considered about average for pool weather and cooler than last year, the Water Treatment business unit was able to move margins substantially higher from the prior year period. Sales of higher margin products, better profitability in Europe and lower raw material costs fueled the increase in operating income. Volumes in the U.S. recreational water treatment market were up approximately 3% in the quarter, offset by lower volumes in international markets. Changes in average selling prices and currency had little effect on net sales for the quarter.

ENERGY SERVICES AND PRODUCTS

The Energy Services and Products business unit provides completion products including bromine-based clear fluids and services to oil and gas well operators. Results for the quarter and year-to-date follow:


                            Second Quarter        Year to Date
                           ----------------      --------------
                            1999      1998        1999   1998
                           ------   ------       ------ ------
Net Sales                   $ 25    $ 37        $ 49    $ 66
Operating (Loss) Income     $ (2)   $  5        $ (1)   $ 10

Conditions in the oil and gas drilling market remained depressed. U.S. rig counts ranged 30-40% lower during the quarter versus the prior year quarter and price competition for the smaller available business was intense. The 32% decline in sales reflects volume reductions and price decreases of approximately 25% and 8%, respectively.

FINANCIAL CONDITION AND LIQUIDITY

Inventories were $311 million at June 30, 1999, a decline of $12 million from year end and $21 million from a year ago after excluding amounts related to the NSC Technologies acquisition. The improvement in inventory management was led by the Polymer Additives and Water Treatment business units.

Trade accounts receivable amounted to $330 at June 30,1999, an increase of $81 million as compared to December 31, 1998 after excluding amounts related to the NSC Technologies acquisition and including the higher trade receivables from the peak selling season for the Water Treatment business. Days sales outstanding were 79 days.

Current liabilities declined approximately $22 million from year end primarily due to the settlement of a lawsuit and spending against reserves for special charges.

The cash provided by discontinued operations reflects the disposition of the environmental services and the furfural businesses.

Capital spending through June amounted to $54 million. Spending for the year is expected to be approximately $115 million.

Approximately 180,000 shares were repurchased during the first half of 1999 at a cost of $7 million.

On July 15, 1999, the Company sold $400 million of 7% notes due July 15, 2009. Proceeds from the sale of the notes are being used to replace a portion of the commercial paper borrowings. The notes were sold under a shelf registration process. Under the process, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission and may sell various unsecured debt securities, common stock or rights or warrants to purchase common stock individually or in combination up to $750 million. The amount remaining on the registration statement is $350 million. The registration provides the Company with increased flexibility to finance our growth.

OTHER MATTERS

ACQUISITIONS

On May 3, 1999, the Company completed the acquisition of NSC Technologies from Monsanto Company for approximately $125 million. NSC Technologies develops, manufactures and sells chiral pharmaceutical intermediates and select bulk actives to pharmaceutical companies. Current annual sales are approximately $70 million. The businesses core chiral expertise in unnatural amino acids provides a broad platform from which it develops novel, high value-added intermediates and bulk actives for anti-viral, cardiovascular and oncology therapeutic drugs. NSC Technologies is part of the Fine Chemicals group of the Performance Chemicals business unit.

On August 2, 1999, the Company completed the acquisition of FMC Corporation's Process Additives Division (PAD) for $162 million in cash. PAD is a world leader in the production of phosphate ester flame retardants, flame retardant fluids, and lubricant additives, as well as a leading supplier of specialty water treatment chemicals used in industrial applications and desalination. The transaction broadens the Polymer Additives business unit and more than doubles the industrial segment of the Water Treatment business unit. PAD posted 1998 sales of $160 million, employs 500 and includes manufacturing operations in Nitro, West Virginia, and Trafford Park (Manchester, England).

The acquisitions were funded with available cash and borrowing capacity.

SPECIAL CHARGES

The Company is proceeding with the repositioning activities in accordance with the plan approved by the Board of Directors in 1998. A review of the activities by business unit is summarized below and a progression of the special charge liability is provided in Note 5 to financial statements included herein.

In the Polymer Additives business unit the repositioning plan focuses on improving manufacturing efficiency, reducing cost and increasing the focus on the customer. The downsizing of two plants in France is progressing and is expected to be essentially completed by the end of the year; consolidating brominated flame retardant manufacturing in El Dorado, Arkansas, originally expected to be completed in the third quarter has been delayed and the timing is under review; and, eliminating excess polymer stabilizer production capacity was completed in April. In connection with these activities, a workforce reduction of approximately 260 employees will occur late in the year.

In the Performance Chemicals business unit, the Company is eliminating certain nonperforming product lines and underutilized assets and reducing the workforce by approximately 100 employees. Through June 30, 1999, approximately 40 people have been involuntary terminated and an additional 25 people have volunteered for termination. The balance will be terminated during the fourth quarter coincident with the planned closure of a plant.

In both the Polymer Additives and Performance Chemicals business units the Company is reevaluating portions of the restructuring plan to determine the effect, if any, of integration or in-sourcing opportunities from the two recently completed acquisitions. It is anticipated that the reevaluation will be completed during the fourth quarter.

As a result of reduced near term requirements for oil well completion fluids and services, the Company's Energy Services and Products business unit abandoned a lease on a deep water service vessel, decommissioned the related service equipment and reduced its workforce by approximately 100 employees. A small facility remains to be closed.

DISPOSITIONS

The Company completed the sale of the environmental services business in January 1999 and the sale of the furfural and derivatives business was completed on June 30, 1999.

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

The Company's IT systems are comprised of business computer systems and technical infrastructure. In 1996, the Company determined that the IT systems supporting its Polymer Additives and Performance Chemical business units were inadequate to meet the business requirements and embarked on a project to replace all critical systems for these businesses. In April and June of 1999 the new system was successfully implemented in Europe and the United States, respectively.

In the Water Treatment and Energy Services and Products business units, IT systems, inventories and assessments were completed in the first part of 1998 and replacement of non-conforming systems was undertaken during the fourth quarter of 1998. Completion is on schedule for October 1999. The Company has developed contingency plans for these critical systems and is positioned to implement the plan, if required.

Non-IT systems are comprised of manufacturing and warehousing systems and facility support systems. The Company has completed the inventory and assessment of all critical systems in this area. The majority of the remediation of mission critical systems has been completed and all essential corrective actions are expected to be completed by September 30, 1999.

In 1998 Great Lakes began contacting its suppliers regarding their Y2K readiness. The suppliers readiness program addresses all suppliers currently providing materials and/or services to Great Lakes. Great Lakes first focused on suppliers which were considered essential for the prevention of material disruption of Great Lakes business operations (mission critical) and then focused on suppliers who could impact a portion of Great Lakes business (critical) suppliers. Assessments of both groups have been completed. The majority of suppliers have indicated a readiness position acceptable to Great Lakes or have a readiness target date of October, 1999. Great Lakes is in direct contact with suppliers who are not yet compliant and Great Lakes is monitoring their progress towards readiness. All mission critical suppliers have responded to the Company's request. However, some critical suppliers have not responded to our Year 2000 inquires and we are developing alternative sources as required. Supply and inventory contingency plans are being developed for both mission critical and critical suppliers. Contingency plans will continue to be modified based on any change in a suppliers status.

We are currently in the progress of developing plans for end of year rollover event management and response. Included in these plans is a determination of operational scenarios focused on health and safety considerations and the protection of company facilities. A centralized command center will be operational to coordinate Year 2000 rollover from a company perspective. Year 2000 teams will be established to provide support at each location.

The Company is using both internal and external resources to complete its Y2K readiness plan. The Company currently estimates that the total cost of resolving the year 2000 issues including computer systems, facilities infrastructure and supplier readiness will be approximately $15 to 20 million. Of this amount, the Company spent approximately $8 million, of which $5 million occurred in 1999. Approximately 50% of the total year 2000 costs will be for equipment or software replacement and the remainder on assessment and remediation. The Company expects all costs will be funded out of operating cash flow. Year 2000 costs are expensed except for new systems and equipment. Such costs are capitalized and charged to expense over the estimated useful life of the asset in accordance with existing Company policy. The estimated costs are based on currently available information and may be subject to change.

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

ACCOUNTING CHANGES

Effective January 1, 1999, the Company adopted the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This accounting standard specifically defines the criteria under which costs incurred in connection with internal-use computer software projects are to be treated as a current period expense or to be capitalized. Adoption of SOP 98-1 increased second quarter 1999 operating costs by approximately $3 million and it is anticipated that the full year effect will be in the $7 million range.

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


NOTE 2:  INCOME TAXES

A reconciliation of the U.S. Federal income tax rate to the effective income tax rate follows:


                                            Six Months Ended June 30
                                            ------------------------
                                               1999        1998
                                            ---------   -----------
                                                %            %
     Statutory U.S. Federal tax rate             35.0        35.0
     State income taxes                           2.6         2.1
     Special charge rate differential              --         1.2
     International operations                    (1.6)        3.5
     Other                                       (5.0)       (6.7)
                                           ----------    --------
                                                 31.0        35.1
                                            =========   =========


NOTE 3:  COMPREHENSIVE INCOME

Comprehensive income for the quarter and year to date was as follows:


                                       1999         1998
                                      ------       -------
       Second Quarter                  $29.6        $37.2

       Year to Date                    $49.2        $76.3

NOTE 4:  EARNINGS PER SHARE

The computation of basic and diluted earnings per share is determined by dividing net income as reported as the numerator, by the number of shares included in the denominator as follows:


                                               Three Months Ended June 30      Six Months Ended June 30
                                               --------------------------     -------------------------
                                                  1999           1998            1999           1998
                                               ---------      -----------     ----------     ----------
Denominator for basic earnings per share
  weighted-average shares                          58.5           59.1           58.4           60.3
Effect of dilutive securities                       0.3            0.2            0.3            0.3
                                                   ----           ----           ----           ----
Denominator for diluted earnings per share         58.8           59.3           58.7           60.6
                                                   ====           ====           ====           ====


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

A summary of spending against the liability for the special charge since December 31, 1998 is shown in the following table:


                                           Dec.31                      June 30
                                            1998        Spending         1999
                                       -----------     ----------     ----------
 Severance                                 $15.5         $1.9          $13.6
 Plant Closure                              10.1          0.1           10.0
 Senior Management Transition                9.3          1.5            7.8
 Lease Costs and Other                       7.6          5.1            2.5
                                           -----         ----          -----
                                           $42.5         $8.6          $33.9
                                           =====         =====         =====


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

                                                Three Months Ended June 30      Six Months Ended June 30
                                                --------------------------      -------------------------
                                                  1999             1998           1999             1998
                                                --------        ----------      ---------       ---------
  Net Sales by Segment to External Customers:
     Polymer Additives                            $140.7        $152.3            $282.0          $297.9
     Performance Chemicals                          76.0          78.8             156.1           148.8
     Water Treatment                               133.5         133.8             222.6           223.4
     Energy Services and Products                   24.8          36.6              48.6            66.3
                                                  ------        ------            ------          ------
     Total Sales of Reportable Segments            375.0         401.5             709.3           736.4
     Corporate and Other                            (0.2)          0.4              (0.3)            0.2
                                                  ------        ------            ------          ------
                                                  $374.8        $401.9            $709.0          $736.6
                                                  ======        ======            ======          ======
Segment Profit:
     Polymer Additives                            $ 21.2        $ 21.6            $ 41.5          $ 43.6
     Performance Chemicals                          15.3          19.2              34.8            33.6
     Water Treatment                                32.1          25.6              45.9            37.4
     Energy Services and Products                   (2.2)          5.4              (1.2)            9.8
                                                  ------        ------            ------          ------
     Total Profits of Reportable Segments           66.4          71.8             121.0           124.4
     Corporate and Other                            (9.3)        (11.4)            (17.6)          (16.7)
     Special Charges                                --            --                --             (15.5)
                                                  ------        ------            ------          ------
Operating Income                                    57.1          60.4             103.4            92.2
Interest and Other Income                           10.1           8.1              17.8            16.2
Interest and Other Expense                           7.2          11.0              14.2            23.4
                                                  ------        ------            ------          ------
Income before Income Taxes                        $ 60.0        $ 57.5            $107.0          $ 85.0
                                                  ======        ======            ======          ======


                                         June 30        Dec. 31
  Segment Assets:                         1999           1998
                                        ---------       --------
    Polymer Additives                   $  655.1         $ 695.3
    Performance Chemicals                  422.9           309.3
    Water Treatment                        280.2           226.8
    Energy Services and Products           139.6           152.2
    Corporate and Other                    487.6           518.5
    Discontinued Operations                 48.2           102.5
                                        --------        --------
                                        $2,033.6        $2,004.6
                                        ========        ========

The change in the Water Treatment business unit results from the seasonal nature of recreational water treatment sales. The NSC Technologies acquisition is included in the Performance Chemical business unit. At June 30, 1999, the net assets of the discontinued operations include deferred tax assets, notes receivable from the sale of assets and certain accounts receivable that the Company is in the process of collecting.

NOTE 7:  COMMITMENTS AND CONTINGENCIES

The Company has been cooperating with the U.S. Department of Justice and the European Commission since the spring of 1998 in their respective investigations of the bromine and brominated products industry. Both investigations were instituted after the Company self-reported to those agencies certain business practices that raised questions under antitrust laws. As a result of the Company's cooperation, Great Lakes and its current directors and employees have been accepted into the Department of Justice's amnesty program. As a result the Company will be exempt from United States federal criminal prosecution and fines relating to the practices in question if the Company complies with certain conditions, including our continued full cooperation with the DOJ's investigation and policy regarding reasonable remedial efforts. The Company believes it has fully complied with all applicable conditions to date and intends to continue full compliance. Concurrently the Company is seeking favorable treatment under a program in the European Community that also rewards self reporting and cooperation. Participation in these amnesty programs does not however provide the Company with immunity from civil liability, including restitution claims. In July 1999, two civil lawsuits were filed against the Company, claiming among other things that Great Lakes conspired with others in violation of the antitrust laws regarding the pricing of bromine and brominated products. The Company is just beginning its review of the lawsuits.

In April 1999, the Company reached agreement with the National Labor Relations Board to settle a 1986 lawsuit alleging unfair labor practices at the Company's Newport, Tennessee, facility following its acquisition of the site from Syntex Corporation. The $9 million settlement covers backpay and interest for certain former Syntex employees. The settlement amount is consistent with previously established reserves.

There have been no other significant subsequent developments relating to the commitments and contingencies reported in the Company's most recent Form 10-K.

NOTE 8:  SUBSEQUENT EVENTS

On August 2, 1999, the Company completed the acquisition of FMC Corporation's Process Additives Division (PAD) for $162 million in cash. The transaction broadens the Polymer Additives business unit and more than doubles the industrial segment of the Water Treatment business unit. PAD posted 1998 sales of $160 million, employs 500 and includes manufacturing operations in Nitro, West Virginia, and Trafford Park (Manchester, England).

The Company will use the purchase method of accounting to record the acquisition. The amount of goodwill that will result from the transaction and the amortization periods thereof are currently under evaluation.

Part II.            Other Information


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits filed as part of the report are listed below:

         Exhibits Number

     27  Financial Data Schedule

(b) The Company filed a report on form 8-K describing a U.S. Department of Justice and European Commission investigation of the bromine and brominated products industry. See Note 7 to the financial statements included herein.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 13, 1999                     By: /s/  Mark E. Tomkins
     --------------------                     ----------------------------------
                                               Mark E. Tomkins
                                               Senior Vice President and
                                               Chief Financial Officer