Form 10-Q
period 1999-09-30
GREAT LAKES CHEMICAL CORP
filed 1999-11-15
CIK 43362

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1999
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

One Class - 57,510,745                       Shares as of September 30, 1999

Part 1 - Financial Statements
                GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (millions)
--------------------------------------------------------------------------------


                                                                                                Sept. 30           Dec. 31
                                                                                                   1999              1998
                                                                                               ------------      ------------
                                                                                                (Unaudited)       (Audited)
Assets
Current Assets
  Cash and cash equivalents                                                                    $      400.1      $      411.6
  Accounts and notes receivable, less allowance of $3.1 and $4.1, respectively                        348.1             258.0
  Inventories
    Finished products                                                                                 225.1             211.3
    Raw materials                                                                                      62.9              50.0
    Supplies                                                                                           31.9              31.9
                                                                                               ------------      ------------
    Total inventories                                                                                 319.9             293.2
  Prepaid expenses                                                                                     30.3              32.8
                                                                                               ------------      ------------
  Total current assets                                                                              1,098.4             995.6
                                                                                               ------------      ------------
Plant and Equipment                                                                                 1,368.8           1,241.5
  Less allowance for depreciation                                                                    (605.5)           (552.0)
                                                                                               ------------      ------------
    Net plant and equipment                                                                           763.3             689.5
Goodwill                                                                                              255.3             115.6
Investments in and Advances to Unconsolidated Affiliates                                               54.1              80.3
Other Assets                                                                                           41.0              21.1
Net Assets of Discontinued Operations                                                                  42.3             102.5
                                                                                               ------------      ------------
                                                                                               $    2,254.4      $    2,004.6
                                                                                               ============      ============
Liabilities and Stockholders' Equity
Current Liabilities
  Accounts payable                                                                             $      149.2      $      129.3
  Accrued expenses                                                                                    152.4             163.8
  Income taxes payable                                                                                 31.7              44.2
  Dividends payable                                                                                     4.6               4.7
  Notes payable and current portion of long-term debt                                                   5.4               4.6
                                                                                               ------------      ------------
  Total current liabilities                                                                           343.3             346.6
                                                                                               ------------      ------------

Long-Term Debt, less Current Portion                                                                  731.8             515.3
Other Noncurrent Liabilities                                                                           34.3              37.1
Deferred Income Taxes                                                                                  59.4              51.3
Stockholders' Equity
  Common stock, $1 par value, authorized 200 shares, issued 72.9 (1998 - 72.7 shares)                  72.9              72.7
  Additional paid-in capital                                                                          131.4             128.6
  Retained earnings                                                                                 1,751.2           1,657.1
  Accumulated other comprehensive income (loss)                                                       (53.1)            (32.9)
  Less treasury stock, at cost, 15.4 shares (1998 - 14.3 shares)                                     (816.8)           (771.2)
                                                                                               ------------      ------------
  Total stockholders' equity                                                                        1,085.6           1,054.3
                                                                                               ------------      ------------
                                                                                               $    2,254.4      $    2,004.6
                                                                                               ============      ============


See notes to consolidated financial statements

                GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                        (millions, except per share data)
--------------------------------------------------------------------------------



                                                                      Three Months Ended                  Nine Months Ended
                                                                          Sept. 30                            Sept. 30
                                                               ----------------------------         ----------------------------
                                                                  1999              1998               1999              1998
                                                               ----------        ----------         ----------        ----------
Net Sales                                                      $    374.4        $    340.5         $  1,083.4        $  1,077.1

Operating Expenses
     Cost of products sold                                          266.1             249.8              764.5             777.7
     Selling, administrative and research expenses                   62.7              48.2              169.9             149.1
     Special charges                                                   --              48.3                 --              63.8
                                                               ----------        ----------         ----------        ----------
                                                                    328.8             346.3              934.4             990.6
                                                               ----------        ----------         ----------        ----------
Operating Income (Loss)                                              45.6              (5.8)             149.0              86.5

Interest and Other Income                                            12.7              12.3               30.6              28.5

Interest and Other Expense                                            8.7               4.8               22.9              28.2
                                                               ----------        ----------         ----------        ----------

Income from Continuing Operations before Income
     Taxes                                                           49.6               1.7              156.7              86.8

Income Taxes                                                         15.4               0.5               48.6              30.4
                                                               ----------        ----------         ----------        ----------
Net Income from Continuing Operations                                34.2               1.2              108.1              56.4

Net Income from Discontinued Operations                                --                --                 --              32.6
                                                               ----------        ----------         ----------        ----------
Net Income                                                     $     34.2        $      1.2         $    108.1        $     89.0
                                                               ==========        ==========         ==========        ==========

Earnings per Share:
Basic
     Continuing Operations                                     $     0.59        $     0.02         $     1.85        $     0.96
     Discontinued Operations                                           --                --                 --              0.55
                                                               ----------        ----------         ----------        ----------
                                                               $     0.59        $     0.02         $     1.85        $     1.51
                                                               ==========        ==========         ==========        ==========
Diluted
     Continuing Operations                                     $     0.59        $     0.02         $     1.85        $     0.95
     Discontinued Operations                                           --                --                 --              0.55
                                                               ----------        ----------         ----------        ----------
                                                               $     0.59        $     0.02         $     1.85        $     1.50
                                                               ==========        ==========         ==========        ==========

Cash Dividends Declared per Share                              $     0.08        $     0.08         $     0.24        $     0.32

See notes to consolidated financial statements

               GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                   (millions)
--------------------------------------------------------------------------------

                                                                                                 Nine Months Ended
                                                                                                     Sept. 30
                                                                                             -------------------------
                                                                                               1999             1998
                                                                                             --------         --------
OPERATING ACTIVITIES
Net income from continuing operations                                                        $  108.1         $   56.4
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
     Depreciation and amortization                                                               67.3             61.9
     Changes in deferred items and other                                                          7.4             46.7
                                                                                             --------         --------
     Cash provided by continuing operations excluding changes in working capital                182.8            165.0
     Changes in working capital other than debt, net of effect from
        business combinations                                                                   (51.8)             0.5
     Other noncurrent liabilities                                                                (1.6)            (2.8)
                                                                                             --------         --------
Net Cash Provided by Operating Activities from Continuing Operations                            129.4            162.7

Discontinued Operations:
  Net income                                                                                       --             32.6
  Change in net assets                                                                           75.2            431.8
                                                                                             --------         --------
Net Cash Provided by Operating Activities                                                       204.6            627.1

INVESTING ACTIVITIES
   Plant and equipment additions                                                                (79.4)          (114.3)
   Business combinations, net of cash acquired                                                 (286.8)             3.2
   Other                                                                                         15.0             (8.7)
                                                                                             --------         --------
Net Cash Used in Investing Activities                                                          (351.2)          (119.8)

FINANCING ACTIVITIES
   Net repayments under short-term credit lines                                                  (0.5)            (3.4)
   Net increase (decrease) in commercial paper and other long-term obligations                  210.2            (88.7)
   Proceeds from stock options exercised                                                          3.0              4.0
   Cash dividends paid                                                                          (14.0)           (19.0)
   Repurchase of common stock                                                                   (50.6)            (1.4)
   Other                                                                                         (7.7)             0.7
                                                                                             --------         --------
Net Cash Provided by (Used in) Financing Activities                                             140.4           (107.8)
Effect of Exchange Rate Changes on Cash and Cash Equivalents                                     (5.3)             1.8
                                                                                             --------         --------

Increase (Decrease) in Cash and Cash Equivalents                                                (11.5)           401.3
Cash and Cash Equivalents at Beginning of Year                                                  411.6             73.7
                                                                                             --------         --------

Cash and Cash Equivalents at End of Period                                                   $  400.1         $  475.0
                                                                                             ========         ========

Parentheses indicate decrease in cash and cash equivalents.
See notes to consolidated financial statements.

                GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (millions, except as indicated)
--------------------------------------------------------------------------------

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


NOTE 2:  INCOME TAXES

A reconciliation of the U.S. Federal income tax rate to the effective income tax rate follows:


                                                    Nine Months Ended
                                                      September 30
                                                -------------------------
                                                  1999             1998
                                                --------         --------
                                                   %                %
Statutory U.S. Federal tax rate                     35.0             35.0
State income taxes                                   2.8              2.1
Special charges rate differential                     --              1.5
International operations                            (1.8)             3.5
Other                                               (5.0)            (7.1)
                                                --------         --------
                                                    31.0             35.0
                                                ========         ========


NOTE 3:  COMPREHENSIVE INCOME

Comprehensive income for the quarter and year to date was as follows:


                                                    Three Months Ended               Nine Months Ended
                                                      September  30                    September 30
                                                ------------------------        -------------------------
                                                    1999            1998            1999             1998
                                                --------        --------        --------         --------
Net income                                          34.2             1.2           108.1             89.0
Other comprehensive income (loss)                    4.4            13.4           (20.2)             2.0
                                                --------        --------        --------         --------
Comprehensive income                                38.6            14.6            87.9             91.0
                                                ========        ========        ========         ========

NOTE 4:  EARNINGS PER SHARE

The computation of basic and diluted earnings per share is determined by dividing net income as reported as the numerator by the number of shares included in the denominator as follows:


                                                              Three Months Ended              Nine Months Ended
                                                                September 30                    September 30
                                                          ------------------------        ------------------------
                                                            1999            1998            1999            1998
                                                          --------        --------        --------        --------
Denominator for basic earnings per share
(weighted-average shares)                                     58.0            59.1            58.3            59.1
 Effect of dilutive securities                                 0.3             0.1             0.2             0.2
                                                          --------        --------        --------        --------
Denominator for diluted earnings per share                    58.3            59.2            58.5            59.3
                                                          ========        ========        ========        ========


NOTE 5:  SPECIAL CHARGES

During 1998, the Company recorded special charges of $116.5 million or $74.7 million after income taxes. Of this amount, $15.5 million was recorded in the first quarter for costs associated with the transition of the chief executive officer. In the third and fourth quarter charges of $48.3 million and $52.7 million, respectively, were recorded in connection with a repositioning plan undertaken to streamline operations, improve profitability and increase the focus on customer needs.

A summary of spending against the liability for the special charges since December 31, 1998 is shown in the following table:


                                                 Dec. 31                        Sept. 30
                                                  1998          Spending          1999
                                                --------        --------        --------
Severance costs                                 $   15.5        $    2.8        $   12.7
Plant Closures                                      10.1             0.4             9.7
Senior Management Transition                         9.3             2.0             7.3
Lease Costs and Other                                7.6             6.0             1.6
                                                --------        --------        --------
                                                $   42.5        $   11.2        $   31.3
                                                ========        ========        ========


NOTE 6:   SEGMENT INFORMATION

The Company is organized into four global segments: Polymer Additives, Performance Chemicals, Water Treatment, and Energy Services and Products. These segments are strategic business units that offer products and services that are intended to satisfy specific customer requirements. The units are organized and managed to deliver a distinct group of products, technology and services.

The Company evaluates business unit performance and allocates resources based on operating income which represents net sales less costs of products sold, selling, administrative and research expenses. Each of the Company's segments uses bromine as a raw material in their production processes. Bromine is transferred at cost based on the percentage of production consumed.


                                                                       Three Months Ended                Nine Months Ended
                                                                            Sept. 30                         Sept. 30
                                                                    -------------------------         -------------------------
                                                                      1999             1998             1999             1998
                                                                    --------         --------         --------         --------
Net Sales by Segment to External Customers:
     Polymer Additives                                              $  160.0         $  139.1         $  442.0         $  437.0
     Performance Chemicals                                              90.8             83.6            246.9            232.4
     Water Treatment                                                   101.0             92.9            323.6            316.3
     Energy Services and Products                                       23.1             24.3             71.7             90.6
                                                                    --------         --------         --------         --------
     Total Sales of Reportable Segments                                374.9            339.9          1,084.2          1,076.3
     Corporate and Other                                                (0.5)             0.6             (0.8)             0.8
                                                                    --------         --------         --------         --------
                                                                    $  374.4         $  340.5         $1,083.4         $1,077.1
                                                                    ========         ========         ========         ========
Segment Profit:
     Polymer Additives                                              $   17.4         $   16.6         $   58.9         $   60.2
     Performance Chemicals                                              21.1             19.5             55.9             53.1
     Water Treatment                                                    17.7             12.2             63.6             49.6
     Energy Services and Products                                       (1.8)            (0.4)            (3.0)             9.4
                                                                    --------         --------         --------         --------
     Total Profits of Reportable Segments                               54.4             47.9            175.4            172.3
     Corporate and Other                                                (8.8)            (5.4)           (26.4)           (22.0)
     Special Charges                                                      --            (48.3)              --            (63.8)
                                                                    --------         --------         --------         --------
Operating Income (Loss)                                                 45.6             (5.8)           149.0             86.5
Interest and Other Income                                               12.7             12.3             30.6             28.5
Interest and Other Expense                                               8.7              4.8             22.9             28.2
                                                                    --------         --------         --------         --------
Income from Continuing Operations before
  Income Taxes                                                      $   49.6         $    1.7         $  156.7         $   86.8
                                                                    ========         ========         ========         ========



                                                                    Sept. 30         Dec. 31
Segment Assets:                                                       1999             1998
                                                                    --------         --------
  Polymer Additives                                                 $  811.8         $  695.3
  Performance Chemicals                                                433.9            309.3
  Water Treatment                                                      292.1            226.8
  Energy Services and Products                                         136.1            152.2
  Corporate and Other                                                  538.2            518.5
  Discontinued Operations                                               42.3            102.5
                                                                    --------         --------
                                                                    $2,254.4         $2,004.6
                                                                    ========         ========

The NSC Technologies acquisition is included in the Performance Chemicals business unit. The acquisition of FMC Corporation's Process Additives Division
(PAD) is included in the Polymer Additives and Water Treatment business units. At September 30, 1999, the net assets of the discontinued operations include deferred tax assets, notes receivable from the sale of assets and certain accounts receivable that the Company is in the process of collecting.

NOTE 7:  COMMITMENTS AND CONTINGENCIES

The Company has been cooperating with the U.S. Department of Justice and the European Commission since the spring of 1998 in their respective investigations of the bromine and brominated products industry. Both investigations were initiated after the Company self-reported to those agencies certain business practices that raised questions under the antitrust laws. As a result of the Company's cooperation, Great Lakes and its current directors and employees have been accepted into the Department of Justice's amnesty program. As a result, the Company will be exempt from United States federal criminal prosecution and fines relating to the practices in question if the Company complies with certain conditions, including its continued full cooperation with the DOJ's investigation and policy regarding reasonable remedial efforts. The Company believes it has fully complied with all applicable conditions to date and intends to continue full compliance. Concurrently, the Company is seeking favorable treatment under a program in the European Community that also rewards self reporting and cooperation. Participation in the above programs does not, however, provide the Company with immunity from civil liability, including restitution claims. To date, eight federal purported class action lawsuits and two California purported class actions have been filed against the Company, each claiming treble damages. These suits claim, among other things, that Great Lakes conspired with others in violation of the antitrust laws regarding the pricing of bromine and brominated products.

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

NOTE 8:  ACQUISITIONS

On May 3, 1999, the Company completed the acquisition of NSC Technologies from Monsanto Company for approximately $125 million. NSC Technologies develops, manufactures and sells chiral pharmaceutical intermediates and select bulk actives to pharmaceutical companies. Current annual sales are approximately $70 million. The business's core chiral expertise in unnatural amino acids provides a broad platform from which it develops novel, high value-added intermediates and bulk actives for anti-viral, cardiovascular and oncology therapeutic drugs.

The acquisition was accounted for using the purchase method of accounting with results of NSC Technologies included since the date of acquisition. Goodwill resulting from the acquisition amounted to approximately $86 million which is being amortized over 30 years. The allocation of purchase price to the acquired assets and assumed liabilities, including goodwill, is preliminary since discussions are ongoing with the seller regarding the acquired assets and assumed liabilities.

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

The acquisition was accounted for using the purchase method of accounting with results of PAD included since the date of acquisition. Goodwill resulting from the acquisition amounted to approximately $60 million which is being amortized over 35 years. The allocation of purchase price to the acquired assets and assumed liabilities, including goodwill, is preliminary since discussions are ongoing with the seller regarding the acquired assets and assumed liabilities.

NOTE 9:  DEBT

On July 15, 1999, the Company sold $400 million of 7% notes due July 15, 2009. Proceeds from the sale of the notes were used to replace a portion of the commercial paper borrowings and fund the PAD acquisition. The notes were sold under a shelf registration process. Under the process, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission and may sell various unsecured debt securities, common stock or rights or warrants to purchase common stock individually or in combination up to $750 million. The amount remaining on the registration statement is $350 million. The registration provides the Company with increased flexibility to finance its growth.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999


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

RESULTS OF CONTINUING OPERATIONS

Sales for the third quarter increased 10% to $374 million. Strong volume growth in Fluorine, Agricultural Products and Polymer Additives and the acquisitions of NSC Technologies and the Process Additives Division of FMC Corporation (PAD) more than offset the effects of competitive pricing pressure in Flame Retardants and Energy Services and Products and volume declines in Fine Chemicals.

Gross profit margin improved from 26.6% to 28.9% for the quarter. Productivity initiatives, a better mix of products in Polymer Additives, higher volumes in Fluorine and Agriculture Products, and lower raw material costs all contributed to the improvement in gross profit margin. Selling, administrative and research expenses increased $15 million primarily as a result of increased spending for the Company's new ERP system and related information technology infrastructure as well as the NSC Technologies and PAD acquisitions. Operating income for the quarter increased 7% to $46 million from $43 million in 1998, excluding special charges.

Interest and other income was $13 million for the 1999 third quarter which represents an increase of approximately $0.4 million over third quarter last year due primarily to a gain resulting from the partial disposition of an equity investment partially offset by lower interest income.

Interest and other expense increased by $4 million to $9 million for the period as a result of higher average borrowings and goodwill amortization resulting from the NSC Technologies and PAD acquisitions.

Income taxes for the quarter were $15 million or 31% of income before taxes. The Company anticipates its 1999 effective tax rate will be approximately 31%, a reduction of 3 percentage points from the 1998 effective tax rate of 34%, excluding the effects of special charges. The lower effective tax rate is primarily due to structural changes made in the Company's foreign operations that result in generating a substantially higher percentage of income in lower tax rate jurisdictions.

Net income for the third quarter was $34 million, or $0.59 per share. This compares to net income of $33 million, or $0.56 per share, excluding special charges, for the corresponding period in 1998. Net income including the special charges was $1 million, or $0.02 per share, for the third quarter of 1998.

The following table sets forth the percentage relationship to net sales of certain income statement items for the Company's continuing operations:


                                                              Three Months Ended               Nine Months Ended
                                                                 September 30                     September 30
                                                          ------------------------         ------------------------
                                                            1999            1998               1999          1998
                                                          --------        --------         --------        --------
                                                                 %               %                %               %
Net Sales                                                    100.0           100.0            100.0           100.0
Cost of Products Sold                                         71.1            73.4             70.6            72.2
                                                          --------        --------         --------        --------
Gross Profit                                                  28.9            26.6             29.4            27.8
Selling, Administrative and Research Expenses                 16.7            14.1             15.6            13.8
                                                          --------        --------         --------        --------
Operating Contribution                                        12.2            12.5             13.8            14.0
Special Charges                                                 --            14.2               --             5.9
                                                          --------        --------         --------        --------
Operating Income (Loss)                                       12.2            (1.7)            13.8             8.1
Interest and Other Income                                      3.4             3.6              2.8             2.6
Interest and Other Expense                                     2.3             1.4              2.1             2.6
                                                          --------        --------         --------        --------
Income from Continuing Operations before
  Income Taxes                                                13.3             0.5             14.5             8.1
Income Taxes                                                   4.2             0.1              4.5             2.9
                                                          --------        --------         --------        --------
Net Income from Continuing Operations                          9.1             0.4             10.0             5.2
                                                          ========        ========         ========        ========



SEGMENT INFORMATION

Set forth below is a discussion of the operations of the Company's business segments: Polymer Additives, Performance Chemicals, Water Treatment, and Energy Services and Products. Operating income, which is the income measure the Company uses to evaluate business segment performance, represents net sales less costs of products sold, selling, administrative and research expenses. The operating income data presented below is before the special charges recorded in 1998. Bromine used by each of the Company's segments as a raw material in their production processes is reflected at cost.

POLYMER ADDITIVES

The Polymer Additives business unit is a leading worldwide developer, producer and marketer of brominated, non-halogen, intumescent and antimony-based flame retardants and antioxidants, UV absorbers and light stabilizers. Results for the quarter and year-to-date follow:


                                                Third Quarter                   Year to Date
                                           ------------------------        ------------------------
                                             1999            1998            1999            1998
                                           --------        --------        --------        --------
Net Sales                                  $  160.0        $  139.1        $  442.0        $  437.0
Operating Income                               17.4            16.6            58.9            60.2


Polymer Additives sales increased 15% for the third quarter as compared to last year. Excluding the PAD acquisition, volumes in Polymer Additives were up 8%; prices were down 4% and foreign currency exchange effects were a negative 1%; the acquisition of the PAD business contributed 12% to this segment's sales in the quarter. The 5% increase in operating income for the Polymer Additives business reflects favorable sales mix led by the continued growth in No Dust Blends, coupled with productivity gains, lower raw material costs and the acquisition of PAD. These improvements more than offset price pressure in Flame Retardants, higher spending for systems implementation, and start-up costs incurred in connection with the installation of new bromine technology in South Arkansas.

PERFORMANCE CHEMICALS

The Performance Chemicals business unit is a collection of individual businesses providing products and services that meet highly specific requirements for pharmaceutical, agrochemical and industrial chemical applications. Results for the quarter and year-to-date follow:


                                                Third Quarter                   Year to Date
                                           ------------------------        ------------------------
                                             1999            1998            1999            1998
                                           --------        --------        --------        --------
Net Sales                                  $   90.8        $   83.6        $  246.9        $  232.4
Operating Income                               21.1            19.5            55.9            53.1


Sales in the Performance Chemicals segment increased 9% over last year. The acquisition of NSC Technologies and the continued strong performances of Fluorine and Agricultural Products were offset in part by lower volumes in the Fine Chemicals group. Led by strong volumes in Fluorine and Agricultural Products, operating income for Performance Chemicals increased 8% to a record level of $21 million for the quarter versus a very strong quarterly performance one year ago. The operating margin for the group was 23% for the quarter.

WATER TREATMENT

The Water Treatment business unit is the world's leading provider of recreational water care products to the consumer. In addition, this business unit is the world's leading provider of bromine based biocides for industrial water treatment applications and a leading supplier of corrosion inhibitors, scale control and desalination products using polymaleate chemistry. Results for the quarter and year-to-date follow:


                                                  Third Quarter                   Year to Date
                                           ------------------------        ------------------------
                                               1999            1998            1999            1998
                                           --------        --------        --------        --------
Net Sales                                  $  101.0        $   92.9        $  323.6        $  316.3
Operating Income                               17.7            12.2            63.6            49.6


The Water Treatment business experienced another outstanding quarter. Operating earnings and margins were again at record quarterly levels for this business unit. Sales of higher margin products, improved profitability in Europe and lower raw material costs drove the 45% increase in operating earnings. The 9% increase in sales was largely due to the PAD acquisition which significantly expanded the depth and breadth of the company's industrial water treatment business. Volume increases in the U.S. recreational water treatment market were offset by the company's decision to exit certain low margin business in Europe.

ENERGY SERVICES AND PRODUCTS

The Energy Services and Products business unit provides completion products including bromine-based clear fluids and services to oil and gas well operators. Results for the quarter and year-to-date follow:


                                                  Third Quarter                     Year to Date
                                           -------------------------         -------------------------
                                               1999             1998             1999             1998
                                           --------         --------         --------         --------
Net Sales                                  $   23.1         $   24.3         $   71.7         $   90.6
Operating (Loss) Income                        (1.8)            (0.4)            (3.0)             9.4


Reduced spending by energy industry customers resulting from weak crude oil and natural gas prices in the first half of the year was the principal factor for the decline in net sales and the increase in operating loss for the Energy Services and Products (OSCA) business. Bid activity did gain momentum and rig count increased in North America, OSCA's most important market, during the third quarter.

FINANCIAL CONDITION AND LIQUIDITY

Inventories were $320 million at September 30, 1999, a decline of $25 million from year end and $28 million from a year ago after excluding amounts related to the NSC Technologies and PAD acquisitions. The improvement in inventory management was led by the Water Treatment business unit; however, all business units contributed to the decline in inventories.

Trade accounts receivable amounted to $316 at September 30, 1999, an increase of $37 million as compared to December 31, 1998 after excluding amounts related to the NSC Technologies and PAD acquisitions. This increase was primarily in the Polymer Additives business unit as a higher portion of sales have shifted to Europe and Asia. Days sales outstanding were 77 days.

Capital spending through September 30, 1999 amounted to $79 million. Spending for the year is expected to be approximately $115 million.

Approximately 1.2 million shares were repurchased during the first three quarters of 1999 at a cost of $51 million.

On July 15, 1999, the Company sold $400 million of 7% notes due July 15, 2009. Proceeds from the sale of the notes were used to replace a portion of the commercial paper borrowings and fund the PAD acquisition. The notes were sold under a shelf registration process. Under the process, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission and may sell various unsecured debt securities, common stock or rights or warrants to purchase common stock individually or in combination up to $750 million. The amount remaining on the registration statement is $350 million. The registration provides the Company with increased flexibility to finance its growth. Total debt at September 30, 1999 was $737 million, up $217 million over year end.

OTHER MATTERS

ACQUISITIONS

On May 3, 1999, the Company completed the acquisition of NSC Technologies from Monsanto Company for approximately $125 million. NSC Technologies develops, manufactures and sells chiral pharmaceutical intermediates and select bulk actives to pharmaceutical companies. Current annual sales are approximately $70 million. The businesses core chiral expertise in unnatural amino acids provides a broad platform from which it develops novel, high value-added intermediates and bulk actives for anti-viral, cardiovascular and oncology therapeutic drugs. NSC Technologies has been included as part of the Performance Chemicals business unit.

On August 2, 1999, the Company completed the acquisition of FMC Corporation's Process Additives Division (PAD) for $162 million in cash. PAD is a world leader in the production of phosphate ester flame retardants, flame retardant fluids, and lubricant additives, as well as a leading supplier of specialty water treatment chemicals used in industrial applications and desalination. The transaction broadens the Polymer Additives business unit and more than doubles the industrial segment of the Water Treatment business unit. PAD posted 1998 sales of $160 million, employs 500 and includes manufacturing operations in Nitro, West Virginia, and Trafford Park (Manchester, England). PAD has been included in the Polymer Additives and Water Treatment business units.

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

In the Polymer Additives business unit, the repositioning plan focuses on improving manufacturing efficiency, reducing cost and increasing the focus on the customer. The elimination of excess polymer stabilizer production capacity was completed in April. The downsizing of two plants in France is expected to be essentially completed by the end of the year. Certain of the actions related to the consolidation of brominated flame retardant manufacturing in El Dorado, Arkansas have been completed; the remaining actions have been delayed and the timing is under review. In connection with these activities, a workforce reduction of approximately 260 employees will occur late in 1999 and early 2000.

In the Performance Chemicals business unit, the Company is eliminating certain nonperforming product lines and underutilized assets and reducing the workforce by approximately 100 employees. Through September 30, 1999, approximately 37 people have been involuntary terminated and an additional 8 people have volunteered for termination. The balance will be terminated over the next two quarters.

In both the Polymer Additives and Performance Chemicals business units the Company is reevaluating portions of the restructuring plan to determine the effect, if any, of integration or in-sourcing opportunities from the two recently completed acquisitions. It is anticipated that the reevaluation will be completed during the fourth quarter.

As a result of reduced near term requirements for oil well completion fluids and services, the Company's Energy Services and Products business unit abandoned a lease on a deep water service vessel, decommissioned the related service equipment and reduced its workforce by approximately 160 employees. A small facility remains to be closed.

DISPOSITIONS

The Company completed the sale of the environmental services business in January 1999 and the sale of the furfural and derivatives business was completed on June 30, 1999. In September 1999, the Company announced its intentions to sell approximately 50% of its interest in its Energy Services and Products business
(OSCA). OSCA has been included in continuing operations because the Company will retain the ability to exert significant influence over OSCA due to its continuing ownership interest.

YEAR 2000 READINESS

The Year 2000 (Y2K) Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs or any hardware that have date sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in a temporary inability to process transactions or engage in normal manufacturing or other business activities. Failure by the Company or any of its significant suppliers or customers to complete Year 2000 readiness activities in a timely manner could have a material adverse effect on the Company's business and results of operations.

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

The Company's IT systems are comprised of business computer systems and technical infrastructure. In 1996, the Company determined that the IT systems supporting its Polymer Additives and Performance Chemical business units were inadequate to meet the business requirements and embarked on a project to replace critical systems for these businesses. In April and June of 1999 the new system was successfully implemented in Europe and the United States, respectively.

In the Water Treatment and Energy Services and Products business units, IT systems, inventories and assessments were completed in the first part of 1998 and replacement of non-conforming systems was undertaken during the fourth quarter of 1998. The Company has completed the implementation of these critical systems and now considers Water Treatment and Energy Services and Products to be Year 2000 ready.

Non-IT systems are comprised of manufacturing and warehousing systems and facility support systems. When the Company completed the inventory and assessment of critical systems in this area, a target of October, 1999 was established for completion of required remediation. All remediation projects were completed within the established timeframe. The company now considers its process instrumentation, process control systems and facility infrastructures to be Year 2000 ready.

In 1998 Great Lakes began contacting its suppliers regarding their Y2K readiness. The suppliers readiness program addresses all suppliers currently providing materials and/or services to Great Lakes. The Company first focused on suppliers which were considered essential for the prevention of material disruption of Great Lakes business operations (mission critical) and then focused on suppliers who could impact a portion of Great Lakes business (critical) suppliers. Assessment of both groups has been completed. The majority of suppliers have indicated a readiness position acceptable to Great Lakes. Great Lakes continues to monitor and assess supplier status and has developed contingencies for those considered to be "at risk". All mission critical suppliers have responded to the Company's request. However, some critical suppliers still have not responded to our Year 2000 inquires. Alternative sources for supplies from these vendors has been developed. Contingency plans will continue to be modified based on any change in a supplier's status.

The Company has completed the development of plans for end of year rollover event management and response. Included in these plans is a determination of operational scenarios focused on health and safety considerations and the protection of company facilities. The Company will idle all plants prior to and for a period of time after the actual date change. Each site will be appropriately staffed. The Manufacturing sites will be brought back online in a phase-in fashion at the appropriate time. All other sites will be reviewed to ensure they are ready to support the business operation. The Company will be performing additional business system backups and will validate each system's operation shortly after the date roll over. A centralized command center will be operational to coordinate Year 2000 rollover activities from a global company perspective. Year 2000 roll over management teams have been established to provide support at each location, to monitor overall company status and to be ready to mobilize for action if required. In addition to the on-duty staff, Emergency Response Teams, Information Services Staff, Health Safety and Environmental staff and key support vendors have been organized to be on call.

The Company is using both internal and external resources to complete its Y2K readiness plan. The Company currently estimates that the total cost of resolving the Year 2000 issues including computer systems, facilities infrastructure and supplier readiness will be approximately $12 million. Of this amount, the Company has spent approximately $11 million, of which $7 million occurred in 1999. Approximately 50% of the total Year 2000 costs will be for equipment or software replacement and the remainder on assessment and remediation. The Company expects all costs will be funded out of operating cash flow. Year 2000 costs are expensed except for new systems and equipment. Such costs are capitalized and charged to expense over the estimated useful life of the asset in accordance with existing Company policy. The estimated costs are based on currently available information and may be subject to change.

While the Company believes its efforts to address Y2K issues has been complete and timely, the Company recognizes that failing to resolve Y2K issues on a timely basis would, in a reasonably likely worst case scenario, significantly limit the Company's ability to manufacture and distribute its products and process business transactions. Also, the Company could be adversely affected by the failure of suppliers, external entities or customers to conduct their operations due to Y2K-related issues. Adverse effects on the Company could include, among other things, disruption of manufacturing operations, increased costs and loss of business which can not be reasonably quantified.

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

ACCOUNTING CHANGES

Effective January 1, 1999, the Company adopted the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This accounting standard specifically defines the criteria under which costs incurred in connection with internal-use computer software projects are to be treated as a current period expense or to be capitalized. Adoption of SOP 98-1 increased third quarter 1999 operating costs by approximately $2 million and it is anticipated that the full year effect will be approximately $10 million.

Effective January 1, 1999, the Company adopted the AICPA SOP 98-5, Reporting on the Costs of Start-Up Activities. This accounting standard requires that certain costs of start-up activities and organization costs be expensed as incurred. The adoption of SOP 98-5 has not had a material effect on the Company's financial position or results of operations.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This accounting standard, as amended by SFAS No.137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and requires that all derivatives be recognized as either assets or liabilities at fair value. The Company is evaluating the new statement's provisions and has not yet determined either the date on which it will adopt SFAS No. 133 or the impact of adoption on the results of operations or financial position.

FORWARD-LOOKING STATEMENT

This report contains forward-looking statements involving risks and uncertainties that affect the Company's operations as discussed in the 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Accordingly, there is no assurance that the Company's expectations will be realized.

Part II.            Other Information

Item 1.  Legal Proceedings

See Note 7 to the financial statements included herein for information regarding certain legal proceedings.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits filed as part of the report are listed below:

         Exhibits Number

         27  Financial Data Schedule

(b) The Company filed a report on Form 8-K on July 7, 1999 describing a U.S. Department of Justice and European Commission investigation of the bromine and brominated products industry. See Note 7 to the financial statements included herein.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 12, 1999                       By: /s/ KEVIN J. MULCRONE
       -----------------                          ------------------------------
                                                   Kevin J. Mulcrone
                                                   Vice President and Controller