Form 10-K
period 1999-12-31
GREAT LAKES CHEMICAL CORP
filed 2000-03-29
CIK 43362

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                             -----------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
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

As of March 20, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,745,483,815.

As of March 20, 2000, 54,440,041 shares of the registrant's stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1999 Annual Report to Stockholders are incorporated by reference into Parts I, II and IV. Portions of the annual proxy statement expected to be filed on March 27, 2000 are incorporated by reference into Part III.

                                     PART I

Item 1.    BUSINESS

GENERAL

Great Lakes Chemical Corporation is a Delaware corporation incorporated in 1933, having its principal executive offices in Indianapolis, Indiana. The Company is organized into four global business units: Polymer Additives, Performance Chemicals, Water Treatment and Energy Services and Products. In 1999, the Company took several steps towards achieving higher growth and productivity including:

- expanding its growth platforms by acquiring NSC Technologies and FMC's Process Additives Division which strengthen product offerings in Polymer Additives, Performance Chemicals and Water Treatment;

- completing, in July 1999, the sale of $400 million of 7% notes, due 2009, which were used to fund the acquisitions and repay a portion of the commercial paper outstanding;

- recognizing certain asset impairments in Polymer Additives, Energy Services and Products' and Corporate that will increase the Company's focus on its core specialty chemicals businesses and position these operations to achieve higher growth and profitability;

- announcing its plan to sell up to 50% of OSCA, Inc. an oil field services subsidiary in an initial public offering scheduled for the first half of 2000.

Unless otherwise indicated, the information herein refers to the continuing business of the Company. The Review of Operations on pages 14 through 17 of the 1999 Annual Report to Stockholders is incorporated herein by reference.

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

PRODUCTS AND SERVICES

The following is a list of the principal products and services provided by Great
Lakes:

                                POLYMER ADDITIVES

PRODUCTS & SERVICES                 PRINCIPAL MARKETS               FACILITIES                    MAJOR RAW MATERIALS
-------------------                 -----------------               ----------                    -------------------

FLAME RETARDANTS
Brominated,  intumescent,           Computer and Business           ElDorado, AR                  Bromine
phosphate ester and antimony        Equipment, Consumer             Newport, TN                   Bisphenol A
based flame retardants              Electronics, Textiles,          Laredo, TX                    Diphenyl Oxide
                                    Urethanes and Construction      Nitro, WV                     Antimony
                                    Materials                       Reynosa, Mexico
                                                                    Aycliffe, U.K.
                                                                    Trafford Park, U.K.
POLYMER STABILIZERS
Antioxidants, UV absorbers and      Computer and Business           Newport, TN                   Alkylated Phenols
Light Stabilizers                   Equipment, Consumer             Catenoy, France               Methyl Acrylate
                                    Appliances, Packaging,          Persan, France                Phosphorus
                                    Textiles, Building and          Waldkraiburg, Germany         Trichloride
                                    Construction,                   Pedrengo, Italy
                                    Transportation                  Ravenna, Italy
                                                                    Pyongtaek, Korea

                              PERFORMANCE CHEMICALS

PRODUCTS & SERVICES                 PRINCIPAL MARKETS                      FACILITIES                  MAJOR RAW MATERIALS
-------------------                 -----------------                      ----------                  -------------------

AG PRODUCTS
Methyl Bromide                      Soil Crop and Structural Pest Control  ElDorado, AR                Bromine


BROMINE INTERMEDIATES
Bromine, Bromine derivatives        Electronics, Photographic Papers and   ElDorado, AR                Bromine
and Bromine-based specialty         Films and Rubber Compounds             Marysville, AR              Chlorine
chemicals                                                                  Amlwch, U.K.


FLUORINE CHEMISTRY
Fire extinguishing agent            Data Processing                        ElDorado, AR                Fluorine
FM-200(R), Organo-fluorine          Telecommunications
compounds, Fluorinated              Military
intermediates

FINE CHEMICALS
Specialty and Fine Chemical         Pharmaceutical and                     Mount Prospect, IL
Intermediates                       Agrochemical Industry                  Newport, TN
                                                                           Konstanz, Germany
                                                                           Halebank, U.K.
                                                                           Holywell, U.K.

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

                                 WATER TREATMENT

PRODUCTS & SERVICES                 PRINCIPAL MARKETS                      FACILITIES                  MAJOR RAW MATERIALS
-------------------                 -----------------                      ----------                  -------------------

RECREATIONAL
Water sanitizers -                  Pool and Spa Dealers and               Conyers, GA                 BCDMH,
BioGuard(R),OMNI(R),                Distributors, Mass Market              Decatur, GA                 Chlorinated
Guardex(R)Pool Time(R),             Retailers, Builders                    Lake Charles, LA            Isocyanurates,
AquaChem(R), Vantage(R),                                                   Adrian, MI                  Calcium Hypochlorite,
AquaBrom(R), Bayrol(R),                                                    Melbourne, Australia        Cyanuric Acid
Hydrotech(R), Algicides,                                                   Toronto, Canada
oxidizers, pH balancers,                                                   Mundolsheim, France
mineral balancers and                                                      Planegg, Germany
specialty chemicals                                                        Barbera Del Valles, Spain
                                                                           Kyalami, South Africa
                                                                           Andoversford, U.K.

PRODUCTS & SERVICES                 PRINCIPAL MARKETS                      FACILITIES                  MAJOR RAW MATERIALS
-------------------                 -----------------                      ----------                  -------------------

COMMERCIAL & SPECIALTIES
Antiscalants, biocides,             Industrial Cooling Water               Adrian, MI                  BCDMH, Sodium Bromide,
corrosion  inhibitors,              Treatment, Industrial and              Decatur, GA                 Formulated Isocyanurates,
dispersants, antifoams,             Municipal Wastewater Treatment,        ElDorado, AR                DMH
hydantoin derivatives,              Municipal Desalination, Pulp           Conyers, GA
formulated oxidizers and            and Paper Manufacturing,               Trafford Park, U.K.
biocide dispensing equipment        Food Processing, Preservative
                                    Intermediates and Home Care


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

1999 DEVELOPMENTS

The Review of Operations on pages 14 through 17 of the 1999 Annual Report to Stockholders is incorporated herein by reference.

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

Great Lakes has significant presence in foreign markets, principally Western Europe and Asia. Approximately one third of the Company's assets and sales are outside the United States. The geographic segment data contained in Note 15:
"Segment Information" of the Notes to Consolidated Financial Statements on page 38 and 39 of the 1999 Annual Report to Stockholders is incorporated herein by reference.

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

Research and Development and Patents

Research and development expenditures are included in Note 14: "Research and Development Expenses" of the Notes to Consolidated Financial Statements on page 38 of the 1999 Annual Report to Stockholders and is incorporated herein by reference. The Company holds no patents, licenses, franchises or concessions which are essential to its operations.

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

Employees

The Company has approximately 5,800 employees.

Item 2.    PROPERTIES

Great Lakes has plants at 14 locations in 9 states and 20 plants in 10 foreign countries. Most principal plants are owned. Listed under Item 1 above in a table captioned Products and Services are the principal locations at which products are manufactured, distributed or marketed.

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

No matter was submitted to a vote of security holders during the quarter ended December 31, 1999.

                                     PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

As of March 20, 2000, there were approximately 2,700 registered holders of Great Lakes Common Stock. Additional information is contained in the 1999 Annual Report to Stockholders under the captions "Stock Price Data" and "Cash Dividends Paid" on page 41, all of which are incorporated herein by reference.

Item 6.    SELECTED FINANCIAL DATA

This information is contained in the 1999 Annual Report to Stockholders under the caption "Financial Review" on page 18, and is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 through 25 of the 1999 Annual Report to Stockholders is incorporated herein by reference.

Item 7a.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

This information is included in the "Market Risks" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 24 of the 1999 Annual Report to Stockholders, and is incorporated herein by reference.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, together with the report thereon of Ernst & Young LLP dated February 18, 2000, appearing on pages 26 through 40 and the "Quarterly Results of Operations" on page 41 of the 1999 Annual Report to Stockholders, are incorporated herein by reference.

Item 9.    DISAGREEMENT OF ACCOUNTING AND FINANCIAL DISCLOSURE

No change of auditors or disagreements on accounting methods have occurred which would require disclosure hereunder.

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

                                                                                                          Officer
Name and Age                          Office                                                                Since
------------                          ------                                                                -----

Mark P. Bulriss, 48                   Chief Executive Officer and President. Mr. Bulriss joined Great       1998
                                      Lakes in April 1998 from AlliedSignal, Inc. where he was president of the Polymers Division since 1996. He joined AlliedSignal in
                                      1993 as president of the Laminates business unit, moving to president of the Electronic Materials Division in 1995. Prior to
                                      AlliedSignal, Mr. Bulriss spent 16 years with GE Plastics. He holds a B.S. in chemical engineering from Clarkson University.

Larry J. Bloom, 51                    Executive Vice President and President of Water Treatment. He         2000
                                      joined Water Treatment via its BioLab subsidiary in 1970 and became President in 1987. Mr. Bloom is a graduate of Georgia
                                      Institute of Technology receiving his B.S. degree in Chemical
                                      Engineering.

Louis M. Maresca, 48                  Executive Vice President and President of Performance Chemicals.      1998
                                      Dr. Maresca joined the Company in August 1998. From 1991 to 1998 he was with The Geon Company where he served most recently as vice president and general manager of the resins business. Prior to
                                      1991 he held technology and general management positions with
                                      Union Carbide Corporation and GE Plastics. Dr. Maresca holds a Ph.
                                      D. in organic chemistry from Columbia University and an M.B.A.
                                      from Case Western Reserve University.

C. Hugh Morton, 47                    Executive Vice President and President of Polymer Additives. Mr.      1998
                                      Morton joined the Company in July 1998 after a 13-year career with
                                      GE Plastics most recently as General Manager of Manufacturing and
                                      Engineering for GE Silicones. Mr. Morton holds a B.S. in
                                      mechanical engineering from the University of New Orleans.

Richard L. Boehner, 52                Senior Vice President of Corporate Development and Strategic          1998
                                      Planning. Mr. Boehner rejoined the Company in April 1998. Prior to joining the Company Mr. Boehner was director of corporate
                                      development for AlliedSignal's specialty chemicals operations.
                                      Previously he held a similar position with Rhone-Poulenc. Mr.
                                      Boehner holds a B.S. in industrial engineering and an M.B.A. from
                                      Colorado State University.

Richard J. Kinsley, 42                Senior Vice President, Human Resources & Communications. Mr.          1999
                                      Kinsley joined the Company in April 1999 from AlliedSignal where he was vice president, human resources for the Electronic
                                      Materials Division. Prior to his four years with AlliedSignal, Mr.
                                      Kinsley spent ten years with The Pfaudler Companies where he held senior management positions in sales and marketing, business development and human resources. Mr. Kinsley holds dual BS degrees in Economics and Business Administration from LeMoyne College and an MBA from the University of Rochester.

Jeffrey M. Lipshaw, 45                Senior Vice President, General Counsel & Secretary. Mr. Lipshaw       1999
                                      joined the Company in October 1999 from Dykema Gossett PLLC, a
                                      Detroit-based law firm, where he was Of Counsel from February
                                      1998, and previously an associate and partner in the firm from
                                      1979 until 1992. From 1993 through 1997, Mr. Lipshaw was Vice
                                      President & General Counsel of AlliedSignal Automotive in
                                      Southfield, Michigan. Mr. Lipshaw holds an A.B. from the
                                      University of Michigan and a J.D. from Stanford University.

Mark E. Tomkins, 44                   Senior Vice President and Chief Financial Officer. Mr. Tomkins        1998
                                      joined the Company in August 1998 from AlliedSignal, Inc. where he was vice president of finance and business development of the
                                      Polymers Division since 1996 and held the same position with their
                                      Electronic Materials Division in 1996. Prior to joining Allied
                                      Signal, Mr. Tomkins held various corporate and operating finance positions with Monsanto. He holds an M.B.A. and B.S. in business from Eastern Illinois University.

Angelo Brisimitzakis, 41              Vice President of Global Supply Chain Management. He joined the       2000
                                      Company in 1998 after 14 years at GE, where he held leadership positions in Sales, Technology, Business Development, Supply
                                      Chain, and Business Management functions. He earned a Ph.D. in
                                      Chemistry from New York University and an MBA in Marketing from
                                      NYU/Pace University.

Robert L. Hollier, 57                 Vice President and President of OSCA, Inc. He joined the Company      1991
                                      in 1982. He graduated from the University of Southwestern
                                      Louisiana with a B.S. in Business Administration.

Kevin J. Mulcrone, 48                 Vice President, Controller. Mr. Mulcrone joined the Company in        1999
                                      1991 as Director of Audit. In 1993, he transferred to BioLab,
                                      Inc., a GLCC subsidiary, as Vice President, Finance. In September
                                      1999, Mr. Mulcrone assumed his present position. He holds a B.S.
                                      in Accountancy from the University of Illinois (Urbana) and an MBA from Emory University.




Information with respect to directors of the Company is contained under the heading "Proposal One: Election of Directors" in the Great Lakes' Proxy Statement relating to the 2000 Annual Meeting of Stockholders expected to be filed on March 27, 2000, which is incorporated herein by reference.

Item 11.   EXECUTIVE COMPENSATION

The information under the heading "Executive Compensation and Other Information" in the 2000 Proxy Statement is incorporated by reference in this report.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement is incorporated by reference in this report.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the heading "Compensation Committee Interlocks and Insider Participation" in the 2000 Proxy Statement is incorporated by reference in this report.

                                     PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)        Financial Statements

The following Consolidated Financial Statements of Great Lakes Chemical Corporation and Subsidiaries and related notes thereto, together with the report thereon of Ernst & Young LLP dated, February 18, 2000 appearing on pages 26 through 40 of the 1999 Annual Report to Stockholders, are incorporated by reference in Item 8:

     Consolidated Balance Sheets - December 31, 1999 and 1998
     Consolidated Statements of Income -
         Years ended December 31, 1999, 1998 and 1997
     Consolidated Statements of Cash Flows -
         Years ended December 31, 1999, 1998 and 1997
     Consolidated Statements of Stockholders' Equity -
         Years ended December 31, 1999, 1998 and 1997
     Notes to Consolidated Financial Statements

(a)(2)        Financial Statement Schedules

The following additional information is filed as part of this report and should be read in conjunction with the 1999 financial statements.

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

(a)(3)        Exhibits:

                 Exhibit No.       Description
                 -----------       -----------

                  (3)(i)           Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit (3)(i) to the Company's Form 10-K for the year ended December 31, 1997)
                  (3)(ii)          By-Laws of the Company, as amended through January 21, 1999
                  (4)(i)           Shareholders Rights Plan dated as of February 15, 1999 (incorporated by
                                   Reference to Exhibit 4.1 to the Company's Form 8-K filed March 23,
                                   1999).
                  (4)(iv)          Indenture dated as of July 16, 1999 between the Registrant and The First
                                   National Bank of Chicago, as Trustee (incorporated by reference to the
                                   Registrant's Registration Statement on Form S-3 No. 33378515).
                  (10)(i)          Supplemental Retirement Plan, as amended (incorporated by reference to
                                   Exhibit (10)(i) to the Company's Form 10-K for the year ended December
                                   31, 1997)
                  (10)(ii)         Deferred Compensation Plan, as amended and restated effective January 1,
                                   1997 (incorporated by reference to Exhibit (10)(ii) to the Company's
                                   Form 10-K for the year ended December 31, 1997).
                                   Amendment to Deferred Compensation Plan, November 20, 1997
                  (10)(iii)        Supplemental Savings Plan effective January 1, 1995 (incorporated by reference to Exhibit (10)(iii) to the Company's Form 10-K for the year ended December 31, 1997).
                                   Amendment to Supplemental Savings Plan, January 1, 2000
                  (10)(iv)         Standard Form of Severance Agreements (incorporated by reference to
                                   Exhibit (10)(iv) to the Company's Form 10-K for the year ended December
                                   31, 1997)
                  (10)(v)          Non Employee Directors' Deferred and Long Term Compensation Plan
                                   (incorporated by reference to Exhibit (10)(vi) the Company's Form 10-K for the year ended December 31, 1997).
                                   Amendment No. 1 to Non Employee Directors' Deferred and Long Term
                                   Compensation Plan, May 6, 1998
                  (10)(vi)         Split-Dollar Life Insurance (incorporated by reference to Exhibit
                                   (10)(vii) to the Company's Form 10-K for the year ended December 31,
                                   1997)
                  (10)(vii)        Standard Form of Change in Control Agreement (incorporated by reference to Exhibit (10)(viii) to the Company's Form 10-K for the year ended
                                   December 31, 1997)
                  (10)(viii)       Directors Retirement Plan, effective January 1, 1993 (incorporated by reference to Exhibit (10)(ix) to the Company's Form 10-K for the year ended December 31, 1997)
                  (10)(ix)         1998 Employee Stock Compensation Plan (incorporated by reference to
                                   Exhibit 99.1 the Company's Form S-8 filed August 17, 1998).
                                   Amendment to 1998 Employee Stock Compensation Plan, February 15, 1999
                  (10)(x)          1993 Employee Stock Compensation Plan as amended on November 21, 1997
                                   (incorporated by reference to Exhibit (10)(x) to the Company's Form 10-K for December 31, 1997)
                  (10)(xi)         1984 Employee Stock Option Plan as amended February 10, 1997
                                   (incorporated by reference to Exhibit (10)(xi) to the Company's Form
                                   10-K for the period ended December 31, 1997)
                  (10)(xii)        Employment Agreement with Mark P. Bulriss effective April 1, 1998
                                   (incorporated by reference to Exhibit (10)(b) to the Company's Form 10-Q for the period ended March 31, 1998)
                  (10)(xiii)       Stock Option and Restricted Stock Agreements with Mark P. Bulriss effective April 1, 1998 (incorporated by reference Exhibit (10)(a) to the Company's Form 10-Q for the period ended June 30, 1998)

                  (10)(xiv)        Employment Agreements with various officers (incorporated by reference to Exhibit (10)(b) to the Company's Form 10-Q for the period ended June
                                   30, 1998)
                  (10)(xv)         Great Lakes Savings Plan (incorporated by reference to the Company's
                                   Form S-8 filed April 1, 1998).
                  (10)(xvi)        Employment agreement with Marshall Bloom dated September 14, 1999
                  (10)(xvii)       Employment agreement with L. Donald Simpson dated December 14, 1999
                  (13)             1999 Annual Report to Stockholders
                  (21)             Subsidiaries - Incorporated herein by reference is the list of subsidiaries appearing on the inside of the back cover of the 1999 Annual Report to
                                   Stockholders
                  (23)             Consent of Independent Auditors
                  (27)             Financial Data Schedules December 31, 1999

Exhibit No. 23 is included herewith. Exhibits No. 3ii, 10ii, 10iii, 10v, 10ix, 10xvi, 10xvii, 13 and 27 are included herewith as part of the electronic filing.

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

GREAT LAKES CHEMICAL CORPORATION
--------------------------------
(Registrant)

Date     March  19, 2000                     /s/ Mark P. Bulriss
     --------------------------------        ------------------------------------------------------------------------
                                             Mark P. Bulriss, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date     March 19, 2000                      /s/ Mark E. Tomkins
     -----------------------------------     ------------------------------------------------------------------------
                                             Mark E. Tomkins, Senior Vice President and Chief Financial Officer

Date     March 19, 2000                      /s/ Kevin J. Mulcrone
     -------------------------------         ------------------------------------------------------------------------
                                             Kevin J. Mulcrone, Vice President and Controller
                                             (Principal Accounting Officer)

Date     March 19, 2000                      /s/ James W. Crownover
     -------------------------------         ------------------------------------------------------------------------
                                             James W. Crownover, Director

Date     March 19, 2000                      /s/ Thomas M. Fulton
     -------------------------------         ------------------------------------------------------------------------
                                             Thomas M. Fulton, Director

Date     March 19, 2000                      /s/ Martin M. Hale
     -------------------------------         ------------------------------------------------------------------------
                                             Martin M. Hale, Director

Date     March 19, 2000                      /s/ Louis E. Lataif
     -------------------------------         ------------------------------------------------------------------------
                                             Louis E. Lataif, Director

Date     March 19, 2000                      /s/ John C. Lechleiter
     -------------------------------         ------------------------------------------------------------------------
                                             John C. Lechleiter, Director

Date     March 19, 2000                      /s/ Richard H. Leet
     -------------------------------         ------------------------------------------------------------------------
                                             Richard H. Leet, Director

Date     March 19, 2000                      /s/ Mack G. Nichols
     -------------------------------         ------------------------------------------------------------------------
                                             Mack G. Nichols, Director

Date     March 19, 2000                      /s/ Jay D. Proops
     -------------------------------         ------------------------------------------------------------------------
                                             Jay D. Proops, Director

                                                                     SCHEDULE II


                GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED DECEMBER 31, 1999


                                                                    Additions
                                     Balance at         -----------------------------------                       Balance
                                     Beginning          Charges to Costs       Charged to                          at End
Description                          of Period          and Expenses         Other Accounts       Deductions      of Period
-----------                          ---------          -----------------------------------       ----------      ---------


1999:
Reserve deducted from asset:
  Allowance for doubtful accounts
  receivable
                                    $ 4,134,000        $     744,000           $1,243,000        $1,391,000 (A)  $ 4,730,000
                                    -----------          -----------           ----------        ----------      -----------


Accumulated amortization of
  goodwill                          $16,804,000          $ 6,845,000           $    -0-          $1,181,000 (B)  $22,468,000
                                    -----------          -----------           ----------        ----------      -----------


1998:
Reserve deducted from asset:
  Allowance for doubtful accounts
  receivable                        $ 5,803,000          $    94,000           $    -0-          $1,763,000 (A)  $ 4,134,000
                                    -----------          -----------           ----------        ----------      -----------


Accumulated amortization of
 goodwill                           $12,645,000          $ 4,288,000           $    -0-          $  129,000 (B)  $16,804,000
                                    -----------          -----------           ----------        ----------      -----------



1997:
Reserve deducted from asset:
  Allowance for doubtful accounts
  receivable                        $ 7,321,000          $  (352,000)          $    -0-          $1,166,000 (A)  $ 5,803,000
                                    -----------          -----------           ----------        ----------      -----------


Accumulated amortization of
 goodwill                           $10,712,000          $ 2,645,000           $    -0-          $  712,000 (B)  $12,645,000
                                    -----------          -----------           ----------        ----------      -----------




(A) Uncollectible accounts receivable written off, net of recoveries and foreign currency translation.

(B) Foreign currency translation.