Form 10-Q
period 2000-03-31
GREAT LAKES CHEMICAL CORP
filed 2000-05-15
CIK 43362

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2000
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

One Class - 54,440,921                     Shares as of March 31, 2000

Part I - Financial Statements

                GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (millions)

                                                                            March 31      Dec. 31
                                                                              2000          1999
                                                                           ----------    ----------
Assets
Current Assets
  Cash and cash equivalents                                                 $  442.9      $  478.3
  Accounts and notes receivable, less allowance of $4.1
    and $4.7, respectively                                                     387.6         339.6
  Inventories
    Finished products                                                          253.9         227.9
    Raw materials                                                               55.3          60.1
    Supplies                                                                    27.1          28.8
                                                                           ----------    ----------
     Total inventories                                                         336.3         316.8
  Prepaid expenses                                                              28.1          32.8
                                                                           ----------    ----------
Total current assets                                                         1,194.9       1,167.5
                                                                           ----------    ----------

Plant and Equipment                                                          1,364.3       1,357.4
  Less allowance for depreciation                                             (609.4)       (605.6)
                                                                           ----------    ----------
    Net plant and equipment                                                    754.9         751.8
Goodwill                                                                       241.6         246.5
Investments in and Advances to Unconsolidated Affiliates                        45.9          55.5
Other Assets                                                                    48.5          39.7
                                                                           ----------    ----------
                                                                            $2,285.8      $2,261.0
                                                                           ==========    ==========

Liabilities and Stockholders' Equity
Current Liabilities
  Accounts payable                                                          $  143.4      $  136.5
  Accrued expenses                                                             118.7         123.7
  Income taxes payable                                                          66.8          40.5
  Dividends payable                                                              4.4           4.5
  Notes payable and current portion of long-term debt                            4.9           6.0
                                                                           ----------    ----------
Total current liabilities                                                      338.2         311.2
                                                                           ----------    ----------

Long-Term Debt, less Current Portion                                           871.0         883.4
Other Noncurrent Liabilities                                                    33.5          34.4
Deferred Income Taxes                                                           41.1          37.9
Stockholders' Equity
  Common stock, $1 par value, authorized 200 shares,
     issued 73.0 and 72.9 shares, respectively                                  73.0          72.9
  Additional paid-in capital                                                   132.7         132.0
  Retained earnings                                                          1,793.2        1769.2
  Accumulated other comprehensive income                                       (68.9)        (56.5)
  Less treasury stock, at cost, 18.5 and 18.4 shares, respectively            (928.0)       (923.5)
                                                                           ----------    ----------
Total stockholders' equity                                                   1,002.0         994.1
                                                                           ----------    ----------
                                                                            $2,285.8      $2,261.0
                                                                           ==========    ==========


                GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (millions, except per share data)
           ----------------------------------------------------------

                                                      Three Months Ended
                                                           March 31
                                                     --------------------
                                                       2000        1999
                                                     --------     -------

Net Sales                                             $390.2      $334.2

Operating Expenses
  Cost of products sold                                278.9       236.4
  Selling, general and administrative expenses          64.2        51.5
                                                     --------     -------
                                                       343.1       287.9
                                                     --------     -------

Operating Income                                        47.1        46.3

Interest and Other Income                               12.9         7.7

Interest and Other Expenses                             18.9         7.0
                                                     --------     -------

Income before Income Taxes                              41.1        47.0

Income Taxes                                            12.7        16.0
                                                     --------     -------
Net Income                                            $ 28.4      $ 31.0
                                                     ========     =======

Earnings per Share:
  Basic                                               $ 0.52      $ 0.53
  Diluted                                             $ 0.52      $ 0.53

Cash Dividends Declared per Share                     $ 0.08      $ 0.08

                GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (millions)
           ----------------------------------------------------------

                                                                                      Three Months Ended
                                                                                           March 31
                                                                                 -------------------------
                                                                                    2000          1999
                                                                                 ----------     ----------
OPERATING ACTIVITIES
Net income                                                                           $28.4         $31.0
Adjustments to reconcile income to net cash provided by operating activities:
     Depreciation and amortization                                                    27.5          20.5
     Changes in deferred items and other                                               4.4          (0.3)
                                                                                 ----------     ----------
     Cash provided by continuing operations excluding changes in working capital      60.3          51.2
     Changes in working capital other than debt, net of effect from
        business combinations                                                        (42.2)        (88.9)
Other noncurrent liabilities                                                           0.1            --
                                                                                 ----------     ---------
Net Cash Provided (Used) by Operating Activities                                      18.2         (37.7)

Discontinued Operations:
  Change in net assets                                                                  --          11.0
                                                                                 ----------     ---------
Net Cash Provided (Used) by Operating Activities                                      18.2         (26.7)

INVESTING ACTIVITIES
   Plant and equipment additions                                                     (41.7)        (28.7)
   Business combinations, net of cash acquired                                          --            --
   Other                                                                              13.3           0.1
                                                                                 ----------     ---------
Net Cash Used in Investing Activities                                                (28.4)        (28.6)

FINANCING ACTIVITIES
   Net borrowings under short-term credit lines                                       (3.8)          1.3
   Net decrease in commercial paper and other long-term obligations                  (12.4)        (21.5)
   Proceeds from stock options exercised                                               0.8           1.8
   Cash dividends paid                                                                (4.4)         (4.7)
   Repurchase of common stock                                                         (7.0)         (6.4)
   Other                                                                               2.6           3.9
                                                                                 ----------      --------
Net Cash Used by Financing Activities                                                (24.2)        (25.6)
Effect of Exchange Rate Changes on Cash and Cash Equivalents                          (1.0)         (5.2)
                                                                                 ----------     ---------

Decrease in Cash and Cash Equivalents                                                (35.4)        (86.1)
Cash and Cash Equivalents at Beginning of Year                                       478.3         411.6
                                                                                 ----------     ---------

Cash and Cash Equivalents at End of Period                                          $442.9        $325.5
                                                                                 ==========     =========

Parentheses indicate decrease in cash and cash equivalents

                GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (millions, except as indicated)
           ----------------------------------------------------------

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

For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2:  INCOME TAXES

A reconciliation of the U.S. Federal income tax rate to the effective income tax rate follows:

                                             Three Months Ended March 31
                                            ------------------------------
                                                 2000            1999
                                            -------------   --------------
                                                 %                %
     Statutory U.S. Federal tax rate                35.0             35.0
     State income taxes                              1.6              2.0
     International operations                      (2.2)            (1.1)
     Other                                         (3.4)            (1.9)
                                            -------------   --------------
                                                    31.0             34.0
                                            =============   ==============

NOTE 3:  COMPREHENSIVE INCOME

During the first quarter of 2000 and 1999, comprehensive income was $16.0 million and $19.6 million, respectively.

                                                Three Months Ended
                                                     March 31
                                             --------------------------
                                                 2000          1999
                                             ------------  ------------
     Net Income                                    28.4          31.0
     Other comprehensive income                   (12.4)        (11.4)
                                             ------------  ------------
     Comprehensive Income                          16.0          19.6
                                             ============  ============

NOTE 4:  EARNINGS PER SHARE

The computation of basic and diluted earnings per share is determined by dividing net income as reported as the numerator, by the number of shares included in the denominator as follows:

                                                       Three Months Ended
                                                            March 31
                                                    --------------------------
                                                         2000          1999
                                                    ------------  ------------
     Denominator for basic earnings per share
       (weighted-average shares)                         54.5          58.4
     Effect of dilutive securities                        0.1           0.2
                                                    ------------  ------------
     Denominator for diluted earnings per share          54.6          58.6
                                                    ============  ============

NOTE 5:   SEGMENT INFORMATION

The Company is organized into four global business segments: Polymer Additives, Performance Chemicals, Water Treatment and Energy Services and Products. These segments are strategic business units that offer products and services that are intended to satisfy specific customer requirements. The units are organized and managed to deliver a distinct group of products, technology and services.

The Company evaluates business unit performance and allocates resources based on operating income which represents net sales less costs of products sold, selling, administrative and research expenses. Each of the Company's segments uses bromine as a raw material in their production processes. Bromine is transferred at cost based on the percentage of production consumed.

                                                      Three Months Ended
                                                           March 31
                                                    ----------------------
                                                       2000         1999
                                                    ---------    ---------
Net Sales by Segment to External Customers:
     Polymer Additives                              $   174.4    $   141.3
     Performance Chemicals                               88.0         80.1
     Water Treatment                                    101.3         89.1
     Energy Services and Products                        26.5         23.8
                                                    ---------    ---------
     Total Sales of Reportable Segments                 390.2        334.3
     Corporate and Other                                   --         (0.1)
                                                    ---------    ---------
                                                    $   390.2    $   334.2
                                                    =========    =========
Segment Profit:
     Polymer Additives                              $    17.5    $    20.3
     Performance Chemicals                               20.2         19.5
     Water Treatment                                     17.4         13.8
     Energy Services and Products                         1.2          1.0
                                                    ---------    ---------
Total Profits of Reportable Segments                     56.3         54.6
     Corporate and Other                                 (9.2)        (8.3)
                                                    ---------    ---------
Operating Income                                         47.1         46.3
Interest and Other Income                                12.9          7.7
Interest and Other Expense                               18.9          7.0
                                                    ---------    ---------
Income before Income Taxes                          $    41.1    $    47.0
                                                    =========    =========


                                                    March 31      Dec. 31
                                                      2000          1999
Significant Changes in Segment Assets:              ---------    ---------

    Water Treatment                                 $   357.0    $   303.3
                                                    =========    =========
                                                                               5

The change results from the seasonal nature of the recreational water treatment business.


NOTE 6:  COMMITMENTS AND CONTINGENCIES

There have been no significant subsequent developments relating to the commitments and contingencies reported in the Company's most recent Form 10-K.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
           ----------------------------------------------------------

This Management's Discussion and Analysis of Results of Operations and Financial Condition should be read in conjunction with the Company's Consolidated Financial Statements and Management's Discussion and Analysis contained in the 1999 Annual Report on Form 10-K and the unaudited interim consolidated financial statements included elsewhere in this report. All references to earnings per share contained in this report are diluted earnings per share unless otherwise noted.

The following table sets forth the percentage relationship to net sales of certain income statement items for the Company's operations:

                                                        Three Months Ended
                                                            March 31
                                                     ----------------------
                                                         2000        1999
                                                     ----------   ---------
                                                         %           %
     Net Sales                                           100.0       100.0
     Gross Profit                                         28.5        29.3
     Selling, General and Administrative Expenses         16.5        15.4
                                                     ----------   ---------
     Operating Income                                     12.0        13.9
     Interest and Other Income                             3.3         2.3
     Interest and Other Expense                            4.8         2.1
                                                     ----------   ---------
     Income before Income Taxes                           10.5        14.1
     Income Taxes                                          3.3         4.8
                                                     ----------   ---------
     Net Income                                            7.2         9.3
                                                     ==========   =========


RESULTS OF OPERATIONS

Sales increased to $390.2 million from $334.2 million during the prior year period primarily due to strong sales volume growth both organic and from acquisitions in the Water Treatment and Polymer Additives business units. The volume growth in sales was offset by price pressure in the Polymer Additives business unit and the effects of a stronger dollar. The effect of competitive pricing pressure on average selling prices was mostly offset by continued productivity and Six Sigma initiatives.

Selling, general and administrative expenses increased $12.7 million to $64.2 million due primarily to the PAD and NSC Technologies acquisitions and depreciation expense related to the Company's new ERP information systems.

Interest and other income increased $5.2 million from $7.7 million during the prior year period due to higher investment balances, coupled with higher interest rates, increased earnings of unconsolidated subsidiaries and a gain of $3.0 on the sale of preferred stock in Huntsman Chemicals.

Interest and other expense increased by $11.9 million to $18.9 million for the period. This increase was primarily due to higher outstanding debt levels, primarily related to the debt offering completed in July 1999, and an increase in amortization expense due to goodwill related to the acquisitions of the Polymer Additives Division of FMC Corporation (PAD) and NSC Technologies from Monsanto Corporation (NSCT) and share repurchases.

Income taxes were $12.7 million or 31.0% of income before taxes compared to 34% in the prior year quarter. The lower effective tax rate is primarily due to structural changes made in the Company's foreign operations that result in a significantly higher percentage of income in lower tax rate jurisdictions.

Net income was $28.4 million or $0.52 per share in 2000, as compared to $31.0 million or $0.53 per share in 1999.

SEGMENT INFORMATION

Set forth below is a discussion of the operations of the Company's business segments: Polymer Additives, Performance Chemicals, Water Treatment and Energy Services and Products. Operating income, which is the income measure the Company uses to evaluate business segment performance, represents net sales less costs of products sold, selling, general and administrative expenses. Bromine used by each of the Company's segments as a raw material in their production processes is reflected at cost.

POLYMER ADDITIVES

The Polymer Additives business unit is a leading worldwide developer, producer and marketer of brominated, non-halogen, intumescent and antimony-based flame retardants and antioxidants, UV absorbers and light stabilizers. Results for the quarter follow:

                                 2000                1999
       Net Sales               $  174.4           $  141.3
       Operating Income        $   17.5           $   20.3

Net sales were 23.4% higher than the first quarter of 1999 due primarily to growth in sales volume of No Dust Blends (NDB) products and the addition of sales related to the PAD acquisition. This sales growth was offset by average selling price decreases of approximately 9% due to competitive pricing. Operating income decreased primarily due to the lower selling prices, but this effect was partially offset by the PAD acquisition, continued strong productivity and Six Sigma gains.

PERFORMANCE CHEMICALS

The Performance Chemical business unit is a collection of individual businesses providing products and services that meet highly specific requirements for pharmaceutical, agrochemical and industrial chemical applications. Results for the quarter follow:

                                 2000               1999
       Net Sales               $   88.0           $   80.1
       Operating Income        $   20.2           $   19.5

The Performance Chemical business unit achieved 9.9% sales growth due to continued strong volumes in Fluorines and higher selling prices in Ag Chemicals, coupled with the NSC acquisition and strong demand at WIL Research Laboratories. These increases in net sales were partially offset by the reduction in sales volume for Fine Chemicals. Operating income increased slightly as a result of the aforementioned strength in Fluorine, Ag Chemicals and Wil Research Laboratories.

WATER TREATMENT

The Water Treatment business unit is the world's leading provider of recreational water care products to the consumer. In addition, this business unit is the world's leading provider of bromine-based biocides for industrial water treatment applications and a leading supplier of corrosion inhibitors, scale control and desalination products using polymaleate chemistry. Results for the quarter follow:

                                  2000              1999
       Net Sales               $  101.3           $   89.1
       Operating Income        $   17.4           $   13.8

Water Treatment achieved a 13.7% increase in sales from $89.1 million in the first quarter of 1999 to $101.3 million in the current period due primarily to continued market growth and market share growth, coupled with the inclusion of the Water Treatment portion of the PAD acquisition, which accounted for $9.9 million of the sales increase. Operating income improved $3.6 million from the same period a year ago due primarily to productivity gains and the PAD acquisition.

ENERGY SERVICES AND PRODUCTS

The Energy Services and Products business unit provides completion products including bromine-based clear fluids and services to oil and gas well operators. Results for the quarter follow:

                                  2000              1999
       Net Sales               $   26.5           $   23.8
       Operating Income        $    1.2           $    1.0

Net sales for the current period increased due to increased drilling activity in the Gulf of Mexico offset by the sale of the Environmental Services business in January 1999, which accounted for $1.2 million in revenue in the first quarter of 1999. Operating income increased $0.2 million from the first quarter of 1999 due primarily to the increase in sales.

FINANCIAL CONDITION AND LIQUIDITY

Inventories were $336.3 million at March 31, 2000, an increase of $19.5 million from year-end and $49.1 million from a year ago. This increase from year-end is primarily due to the build-up of inventories in the Water Treatment business unit due to seasonal requirements. The year over year increase in inventory resulted from the PAD and NSC Technologies acquisitions.

Primarily as a result of the seasonal increase in sales in the Water Treatment business unit, trade accounts receivable increased $48.0 million to $387.6 million at March 31, 2000, as compared to December 31, 1999. Days sales outstanding were 75 days compared to 77 days at year end 1999.

Current liabilities increased $27.0 million from year end to $338.2 million primarily due to an increase in the accrual for income taxes as a result of the effective rate increasing from 20.4% at year end to 31.0% during the first quarter of 2000.

Operating activities provided $18.2 million in cash during the quarter due, an improvement of $55.9 million over first quarter 1999. The improvement was driven by increased earnings before interest, taxes, depreciation and amortization (EBITDA), improvements in management of working capital as the seasonal build in Water Treatment was partially offset by improvements by the other business units and higher accrued income taxes.

The cash provided by discontinued operations reflects the disposition of the environmental business in January 1999.

Capital spending during the quarter amounted to $41.7 million. Spending for the year is expected to be approximately $140 million.

Approximately 200,000 shares were repurchased in the quarter at a cost of $7.0 million.


OTHER MATTERS

Acquisitions

On May 3, 1999, the Company completed the acquisition of NSC Technologies (NSCT) from Monsanto Corporation for approximately $125 million. NSCT develops, manufactures and sells chiral pharmaceutical intermediates and select bulk actives to pharmaceutical companies. Current annual sales are approximately $70 million. The businesses core chiral expertise in unnatural amino acids provides a broad platform from which it develops novel, high value-added intermediates and bulk actives for anti-viral, cardiovascular and oncology therapeutic drugs. NSCT has been included as part of the Performance Chemicals business unit.

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

Special Charges

In the fourth quarter of 1999, the Board of Directors took action to further streamline the Polymer Additives business unit, to provide a more flexible data processing solution for the Company's manufacturing operations and to write down certain assets formerly used in the Energy Services and Products' Mexico environmental business. The plan is intended to increase the Company's focus on its core specialty chemicals businesses and to position these operations to achieve higher growth and profitability. These actions were in addition to the actions approved by the Board of Directors in 1998.

A progression of the reserve balance from December 31, 1999 to March 31, 2000:

                     Reserve Balance           2000            Reserve Balance
Description       at December 31, 1999       Activity         at March 31, 2000

Severance Costs:
     Polymer Additives         1.0            (0.1)           0.9
     Corporate                 0.9             0.0            0.9

                               1.9            (0.1)           1.8

Severance costs include the cost of separation payments to certain Polymer Additives and Corporate employees who have been or will be terminated. These costs have either been negotiated individually with the employee or based upon statutory requirements or severance plans. The Company will be eliminating approximately 65 positions as a result of the 1999 actions. As of December 31, 1999, substantially all personnel involved have been terminated or have been given specific notice of termination dates. Notification to European employees has been made through their unions and workers councils. The Polymer Additives terminations relate to a decision to consolidate research activities in the United States and Europe into two Technology Centers, one located in West Lafayette, Indiana, and the other in Bolgiano, Italy. Researchers in West Lafayette will focus primarily on halogen and non-halogen based flame retardant and performance additives and fluids technology. Those in Bolgiano will concentrate on polymer stabilizers. All European Technical Service and Applications capabilities will be consolidated in a new Customer Technical Service and Applications Center in Geel, Belgium. European Polymer Additives customers will receive all the technical service and analytical support they need from a single location, which is located near 80 percent of the Company's European customers. The Corporate severance costs relate to information systems personnel.

The 1998 portion of the repositioning plan affects the Polymer Additives, Performance Chemicals and Energy Services and Products business units and includes both domestic and international operations primarily in France, Italy and the United Kingdom. The plan provides for improving manufacturing productivity; the closing of production units at four sites; and the consolidation of United States flame retardant production. Additionally, the consolidation of sales offices and research and development facilities is planned. As a result of these actions, approximately 500 positions have been or will be eliminated.

A progression of the reserve balance from December 31, 1999 to March 31, 2000:


                                Reserve Balance       2000      Reserve Balance
Description                  at December 31, 1999   Activity   at March 31, 2000
--------------------------------------------------------------------------------
Severance Costs:
     Polymer Additives                8.6             (0.2)          8.4
     Performance Chemicals            0.9             (0.6)          0.3
     Corporate                        1.0             (0.1)          0.9
--------------------------------------------------------------------------------
Total Severance:                     10.5             (0.9)          9.6

Plant Closure and Environmental:
     Polymer Additives                2.9             (0.1)          2.8
     Performance Chemicals            2.2             (0.1)          2.1
--------------------------------------------------------------------------------
Total Plant Closure
     and Environmental                5.1             (0.2)          4.9

Senior Management Transition
     Corporate                        6.1             (0.9)             5.2

Lease Costs
     Energy Services and Products     1.8             (0.8)             1.0
--------------------------------------------------------------------------------
                                     23.5             (2.8)            20.7

In accordance with a plan approved by the Board of Directors in December 1997, the Company took a series of actions to restructure its Water Treatment business and eliminate underperforming assets.

A progression of the reserve balance from December 31, 1999 to March 31, 2000:


                                Reserve Balance       2000      Reserve Balance
Description                  at December 31, 1999   Activity   at March 31, 2000
--------------------------------------------------------------------------------
Severance Costs:                      1.0             (0.1)             0.9
Other                                 0.7               --              0.7
--------------------------------------------------------------------------------
                                      1.7             (0.1)             1.6

DISPOSITIONS

The Company completed the sale of the environmental services business in January 1999 and the sale of the furfural and derivatives business was completed on June 30, 1999.

In September 1999, the Company announced its intentions to sell approximately 50% of its interest in its Energy Services and Products business (OSCA). OSCA has been included in continuing operations because the Company will retain its ability to exert significance influence over OSCA due to its continuing ownership interest.

FORWARD LOOKING STATEMENT

This report contains forward looking statements involving risks and uncertainties that affect the Company's operations as discussed in the 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Accordingly, there is no assurance that the Company's expectations will be realized.

Part II. - Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits filed as part of the report are listed below:

     Exhibits Number

     (27) Financial Data Schedule

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

Date:  May 12, 2000                   By:  /s/ Kevin J. Mulcrone
     ----------------                     -----------------------------------
                                               Kevin J. Mulcrone
                                               Vice President and Controller