Form 10-Q
period 2000-06-30
GREAT LAKES CHEMICAL CORP
filed 2000-08-14
CIK 43362

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                             -----------------------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2000
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

One Class - 52,219,978                            Shares as of June 30, 2000

Part I - Financial Statements
-----------------------------

                GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (millions)
                --------------------------------------------------

                                                   June 30         Dec. 31
                                                     2000            1999
                                                 ------------    ------------
Assets
Current Assets
  Cash and cash equivalents                      $      283.5    $      478.3
  Accounts and notes receivable, less
    allowance of $4.1 and $4.7, respectively            417.9           339.6
  Inventories
    Finished products                                   259.2           227.9
    Raw materials                                        49.3            60.1
    Supplies                                             29.0            28.8
                                                 ------------    ------------
     Total inventories                                  337.5           316.8
  Prepaid expenses                                       32.2            32.8
                                                 ------------    ------------
Total Current Assets                                  1,071.1         1,167.5
                                                 ------------    ------------

Plant and Equipment                                   1,378.3         1,357.4
  Less allowance for depreciation                      (654.0)         (605.6)
                                                 ------------    ------------
    Net plant and equipment                             724.3           751.8
Goodwill                                                239.8           246.5
Investments in and Advances to
  Unconsolidated Affiliates                              39.5            55.5
Other Assets                                             42.1            39.7
                                                 ------------    ------------
                                                 $    2,116.8    $    2,261.0
                                                 ============    ============

Liabilities and Stockholders' Equity
Current Liabilities
  Accounts payable                               $      150.1    $      136.5
  Accrued expenses                                      163.0           123.7
  Income taxes payable                                   77.7            40.5
  Dividends payable                                       4.2             4.5
  Notes payable and current portion of
    long-term debt                                        4.5             6.0
                                                 ------------    ------------
Total Current Liabilities                               399.5           311.2
                                                 ------------    ------------

Long-Term Debt, less Current Portion                    673.8           883.4
Other Noncurrent Liabilities                             58.6            34.4
Deferred Income Taxes                                    41.0            37.9
Stockholders' Equity
  Common stock, $1 par value, authorized
     200 shares, issued 73.0 and 72.9 shares,
     respectively                                        73.0            72.9
  Additional paid-in capital                            132.2           132.0
  Retained earnings                                   1,804.4         1,769.2
  Accumulated other comprehensive income                (73.8)          (56.5)
  Less treasury stock, at cost, 20.8 and
    18.4 shares, respectively                          (991.9)         (923.5)
                                                 ------------    ------------
Total Stockholders' Equity                              943.9           994.1
                                                 ------------    ------------
                                                 $    2,116.8    $    2,261.0
                                                 ============    ============

                GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (millions, except per share data)
                --------------------------------------------------

                                   Three Months Ended       Six Months Ended
                                         June 30                 June 30
                                   -------------------------------------------
                                     2000       1999         2000       1999
                                   -------------------------------------------

Net Sales                          $  426.7   $  374.8     $  816.9   $  709.0

Operating Expenses
  Cost of products sold               295.0      262.0        573.9      498.4
  Selling, general and
    administrative expenses            66.1       55.7        130.3      107.2
  Special charges                      66.4         --         66.4         --
                                   -------------------------------------------
                                      427.5      317.7        770.6      605.6
                                   -------------------------------------------

Operating Income (Loss)                (0.8)      57.1         46.3      103.4

Gain on Sale of Subsidiary Stock       51.9         --         51.9         --

Interest and Other Income              12.4       10.1         25.3       17.8

Interest and Other Expenses            15.5        7.2         34.4       14.2
                                   -------------------------------------------

Income before Income Taxes             48.0       60.0         89.1      107.0

Income Taxes                            7.8       17.2         20.5       33.2
                                   -------------------------------------------

Net Income                         $   40.2   $   42.8     $   68.6   $   73.8
                                   ===========================================

Earnings per Share:
  Basic                            $   0.75   $   0.73     $   1.27   $   1.26
  Diluted                          $   0.75   $   0.73     $   1.27   $   1.26

Cash Dividends Declared per Share  $   0.08   $   0.08     $   0.16   $   0.16

                GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (millions)
                -------------------------------------------------

                                                            Six Months Ended
                                                                 June 30
                                                           -------------------
                                                             2000       1999
                                                           --------   --------
OPERATING ACTIVITIES
Net income                                                 $   68.5   $   73.8
Adjustments to reconcile income to net cash
   Provided by operating activities:
     Depreciation and amortization                             54.3       40.8
     Changes in deferred items and other                        3.7        0.5
                                                           --------   --------
     Cash provided by operations excluding changes
        in working capital                                    126.5      115.1
     Changes in working capital other than debt,
        net of effect from business combinations               24.8     (107.4)
     Other noncurrent liabilities                               0.4       (1.0)
                                                           --------   --------
Net Cash Provided (Used) by Operating Activities
  from Continuing Operations                                  151.7        6.7


   Change in Net Assets of Discontinued Operations               --       69.3
                                                           --------   --------
Net Cash Provided by Operating Activities                     151.7       76.0

INVESTING ACTIVITIES
   Plant and equipment additions                              (83.9)     (54.0)
   Business combinations, net of cash acquired                   --     (125.0)
   Other                                                       15.3       11.0
                                                           --------   --------
Net Cash Used in Investing Activities                         (68.6)    (168.0)

FINANCING ACTIVITIES
   Net decrease in borrowings under short-term
     credit lines                                              (1.3)      (0.3)
   Net (decrease)/increase in commercial paper and
     other long-term obligations                             (209.5)      12.7
   Proceeds from stock options exercised                        0.3        2.9
   Cash dividends paid                                         (8.7)      (9.3)
   Repurchase of common stock                                 (75.3)      (7.1)
   Other                                                       19.1        3.7
                                                           --------   --------
Net Cash (Used)/Provided by Financing Activities             (275.4)       2.6
Effect of Exchange Rate Changes on Cash and
  Cash Equivalents                                             (2.5)      (1.8)
                                                           --------   --------

Decrease in Cash and Cash Equivalents                        (194.8)     (91.2)
Cash and Cash Equivalents at Beginning of Year                478.3      411.6
                                                           --------   --------

Cash and Cash Equivalents at End of Period                 $  283.5   $  320.4
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

NOTE 2:  INCOME TAXES

A reconciliation of the U.S. Federal income tax rate to the effective income tax rate follows:

                                                       Six Months Ended
                                                            June 30
                                                      2000           1999
                                                    --------       --------
                                                        %              %
     Statutory U.S. Federal tax rate                    35.0           35.0
     State income taxes                                  1.7            2.6
     International operations                           (2.2)          (1.6)
     Gain on sale of subsidiary stock                  (10.1)            --
     Nondeductible special charge                        3.1             --
     Other                                              (4.5)          (5.0)
                                                    --------       --------
                                                        23.0           31.0
                                                    ========       ========

During the second quarter of 2000, the Company reduced the effective annual tax rate from 31% to 23%. This reduced income tax expense and increased net income by $3.2 million ($0.06 per share).

NOTE 3:  COMPREHENSIVE INCOME

                                       Three Months Ended    Six Months Ended
                                             June 30              June 30
                                         2000       1999      2000      1999
                                        -------   -------   --------   -------
Net Income                              $  40.2   $  42.8   $   68.2   $  73.8
Other Comprehensive Income/(Loss)          (4.5)    (13.2)     (16.9)    (24.6)
                                        -------   -------   --------   -------
Comprehensive Income                    $  35.7   $  29.6   $   51.3   $  49.2
                                        =======   =======   ========   =======

NOTE 4:  EARNINGS PER SHARE

The computation of basic and diluted earnings per share is determined by dividing net income as reported as the numerator, by the number of shares included in the denominator as follows:

                                         Three Months Ended  Six Months Ended
                                             June 30              June 30
                                         2000       1999      2000      1999
                                        -------   -------   --------   -------
Denominator for basic earnings
  per share (weighted-average shares)      53.5      58.5       54.0      58.4
Effect of dilutive securities               0.1       0.3        0.1       0.3
                                        -------   -------   --------   -------
Denominator for diluted earnings
  per share                                53.6      58.8       54.1      58.7
                                        =======   =======   ========   =======

NOTE 5:  SEGMENT INFORMATION

The Company is organized in four global segments: Polymer Additives, Performance Chemicals, Water Treatment and Energy Services and Products. These segments are strategic business units that offer products and services that are intended to satisfy specific customer requirements. The units are organized and managed to deliver a distinct group of products, technology and services.

The Company evaluates business unit performance and allocates resources based on operating income which represents net sales less costs of products sold, selling, administrative and research expenses. Each of the Company's segments uses bromine as a raw material in their production processes. Bromine is transferred at cost based on the percentage of production consumed.


                                              Three Months Ended    Six Months Ended
                                                    June 30              June 30
                                               2000       1999      2000      1999
                                              -------   -------   --------   -------
Net Sales by Segment to External Customers:
  Polymer Additives                           $ 166.5   $ 140.7   $  340.9   $ 282.0
  Performance Chemicals                          80.5      76.0      168.5     156.1
  Water Treatment                               151.3     133.5      252.6     222.6
  Energy Services and Products                   28.9      24.8       55.4      48.6
                                              -------   -------   --------   -------
Total Sales of Reportable Segments              427.2     375.0      817.4     709.3
  Corporate and Other                            (0.5)     (0.2)      (0.5)     (0.3)
                                              -------   -------   --------   -------
                                              $ 426.7   $ 374.8   $  816.9   $ 709.0
Segment Profit:
  Polymer Additives                           $  15.2   $  21.2   $   32.7   $  41.5
  Performance Chemicals                          19.8      15.3       40.0      34.8
  Water Treatment                                38.1      32.1       55.5      45.9
  Energy Services and Products                    2.6      (2.2)       3.8      (1.2)
                                              -------   -------   --------   -------
Total Profits of Reportable Segments             75.7      66.4      132.0     121.0
 Corporate and Other                            (10.1)     (9.3)     (19.3)    (17.6)
  Special Charges                               (66.4)       --      (66.4)       --
                                              -------   -------   --------   -------
Operating Income                                 (0.8)     57.1       46.3     103.4
Interest and Other Income                        64.3      10.1       77.2      17.8
Interest and Other Expense                       15.5       7.2       34.4      14.2
                                              -------   -------   --------   -------
Income before Income Taxes                    $  48.0      60.0   $   89.1   $ 107.0
                                              =======   =======   ========   =======

                                                                   June 30   Dec. 31
Segment Assets:                                                     2000      1999
                                                                  --------  --------

  Polymer Additives                                               $  816.6  $  782.6
  Performance Chemicals                                              437.3     436.1
  Water Treatment                                                    376.5     303.3

  Energy Services and Products                                 109.0     131.1
  Corporate and Other                                          377.4     607.9
                                                            --------  --------
                                                            $2,116.8  $2,261.0
                                                            ========  ========


The change in Water Treatment assets results from the seasonal nature of recreational water treatment sales. The decrease in Energy Services and Products assets is as a result of OSCA's recent IPO, management has decided to no longer allocate assets from the bromine production to OSCA. The decrease in Corporate and Other assets is due to the use of cash and short term investments to pay down long term debt.

NOTE 6:  SPECIAL CHARGES

During the second quarter of 2000 the Company announced cost reduction initiatives which will further streamline operations, strengthen the Company's competitive position and continue to provide a strong platform for future growth. The major components of the restructuring plan include (1) consolidating the company's three antimony manufacturing operations into one, (2) eliminating approximately 375 positions, primarily in the Polymer Additives business unit and (3) writing down or disposing of certain under-performing and non-strategic assets. The charges related to the restructuring are made up of approximately $44.2 million for asset write-offs, $17.9 million for severance and $4.3 million for plant closure costs.

NOTE 7:  GAIN ON SALE OF SUBSIDIARY STOCK

Effective June 15, 2000, the Company sold 40% of its ownership in OSCA, an integral part of its Energy Services and Products business unit. Proceeds from the sale were paid to the Company to satisfy indebtedness. The sale resulted in a $51.9 million non-taxable gain to the Company. Subsequently, on July 13, 2000 the over-allotment option granted to the underwriters was exercised and resulted in an additional $12 million in net proceeds related to the initial public offering. The Company now owns 56.6% of OSCA. OSCA has been included in consolidated results of operations because the Company will retain the ability to exert significant influence over OSCA due to its continuing ownership interest. Total net proceeds from the OSCA IPO were approximately $93.0 million.

NOTE 8:  COMMITMENTS AND CONTINGENCIES

There have been no significant subsequent developments relating to the commitments and contingencies reported in the Company's most recent Form 10-K.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000
                ------------------------------------------------

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

The following table sets forth the percentage relationship to net sales of certain income statement items for the Company's operations:

                                       Three Months Ended   Six Months Ended
                                              June 30            June 30
                                        -----------------   ------------------
                                         2000      1999       2000      1999
                                        -------   -------   --------   -------
Net Sales                                 100.0%    100.0%     100.0%    100.0%
Gross Profit                               30.9      30.1       29.7      29.7
Selling, General and
  Administrative Expenses                  15.5      14.9       16.0      15.1
Special Charges                            15.6        --        8.1        --
                                        -------   -------   --------   -------
Operating Income                           (0.2)     15.2        5.6      14.6
Interest and Other Income                  15.0       2.7        9.5       2.5
Interest and Other Expense                  3.6       1.9        4.2       2.0
                                        -------   -------   --------   -------
Income before Income Taxes                 11.2      16.0       10.9      15.1
Income Taxes                                1.8       4.6        2.5       4.7
                                        -------   -------   --------   -------
Net Income                                  9.4%     11.4%       8.4%     10.4%
                                        =======   =======   ========   =======

RESULTS OF OPERATIONS

Sales increased 14% to $426.7 million from $374.8 million in the prior year. The increase reflects strong volume growth in the Water Treatment, Polymer Additives and Energy Services and Products business units. Sales volumes grew 18% in the quarter, including 9% organic growth. The volume growth in sales, including the effects of acquisitions, was partially offset by lower selling prices in the Polymer Additives business unit primarily related to brominated flame retardants and unfavorable foreign exchange.

The gross profit margin increased to 30.9% in 2000 from 30.1% in the corresponding period last year. This increase resulted from a more profitable product mix and productivity improvements in Performance Chemicals, Water Treatment and Energy Services and Products offset in part by the lower selling prices in Polymer Additives.

The $57.9 million decline in operating income from the prior year reflects primarily the impact of a pre-tax special charge totaling $66.4 million relating to a series of cost of reduction initiatives which will further streamline operations and strengthen the companies competitive position. Excluding this special charge operating income increased $8.5 million or 14.9% over the same period a year earlier.

Interest and other income was $12.4 million for the quarter, compared to $10.1 million for the corresponding period last year. Included in this quarter was a $3.6 million gain due to the sale of real estate.

Interest and other expense increased $8.3 million to $15.5 million for the period. This increase was attributable to increased interest expense of $7.8 resulting from higher levels of debt due to acquisitions and share repurchases.

Income taxes were $7.8 million or 16.3% of income before taxes compared to 31.0% in the prior year quarter. The lower effective tax rate is primarily due to the non-taxable gain associated with the OSCA IPO.

Net income was $40.2 million or $0.75 per share in 2000, as compared to $42.8 million or $0.73 per share in 1999.

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

POLYMER ADDITIVES

The Polymer Additives business unit is a leading worldwide developer, producer and marketer of brominated, non-halogen, intumescent and antimony-based flame retardants and antioxidants, UV absorbers and light stabilizers. Results for the second quarter and year to date follow:

                                 SECOND QUARTER              YEAR TO DATE
                               2000         1999           2000         1999
         Net Sales           $  166.5     $  140.7      $   340.9    $   282.0
         Operating Income    $   15.2     $   21.2      $    32.7    $    41.5

Net sales increased 18.3% compared to the second quarter of last year. Continued recognition and acceptance of the Company's proprietary blends such as the No Dust Blends (NDB) product, higher flame retardant volumes reflecting the recovery underway in Asia and the addition of sales related to the PAD acquisition drove the increase. This volume growth more than offset the effect of 5.6% lower selling prices and 3.5% unfavorable foreign exchange. Operating income decreased primarily due to lower selling prices associated with brominated flame retardants and higher raw material costs which more than offset the contribution provided by the PAD acquisition, productivity initiatives and higher sales volumes.

PERFORMANCE CHEMICALS

The Performance Chemical business unit is a collection of individual businesses providing products and services that meet highly specific requirements for pharmaceutical, agrochemical and industrial chemical applications. Results for the second quarter and year to date follow:

                                 SECOND QUARTER              YEAR TO DATE
                               2000         1999           2000         1999
         Net Sales           $   80.5     $   76.0      $   168.5    $   156.1
         Operating Income    $   19.8     $   15.3      $    40.0    $    34.8

Sales grew 5.9% in the quarter led by continued growth in Fluorine, coupled with strong volume growth for Brominated Performance Products and WIL Research which more than offset lower sales in Fine Chemicals. Operating income increased 29% reflecting a more profitable product mix and the stronger volumes.

WATER TREATMENT

The Water Treatment business unit is the world's leading provider of recreational water care products to the consumer. In addition, this business unit is the world's leading provider of bromine-based biocides for industrial water treatment applications and a leading supplier of corrosion inhibitors, scale control and desalination products using polymaleate chemistry. Results for the second quarter and year to date follow:

                                 SECOND QUARTER              YEAR TO DATE
                               2000         1999           2000         1999
         Net Sales           $  151.3     $  133.5      $   252.6    $   222.6
         Operating Income    $   38.1     $   32.1      $    55.5    $    45.9

Water Treatment sales increased 13.3% in the second quarter to $151.3 million. Strong organic growth and consumer acceptance of new technologies introduced this year played key roles, as did the addition of the BioLab Water Additives business acquired in August 1999. Operating income increased 18% compared to the same period a year ago reflecting the ongoing strength of the product portfolio, focused productivity efforts and the acquisition.

ENERGY SERVICES AND PRODUCTS

The Energy Services and Products business unit provides completion products including bromine-based clear fluids and services to oil and gas well operators. Results for the quarter follow:

                                 SECOND QUARTER              YEAR TO DATE
                               2000         1999           2000         1999
         Net Sales           $   28.9     $   24.8      $    55.4    $    48.6
         Operating Income    $    2.6     $   (2.2)     $     3.8    $    (1.2)

Sales for OSCA grew 17% in the quarter compared to the corresponding period last year and 9% versus the first quarter of 2000. OSCA's performance reflects the continuing improvement in oil and gas exploration and development activity. OSCA's second quarter operating income grew $4.8 million to $2.6 million reflecting the higher volumes coupled with cost reduction initiatives undertaken during the last industry down-cycle. All segments showed marked improvement.


FINANCIAL CONDITION AND LIQUIDITY

Inventories were $337.5 million at June 30, 2000, an increase of $20.7 million from year-end and $26.8 million from a year ago. The increase over year-end levels is primarily due to the build-up of inventories in the Water Treatment business unit due to seasonal requirements. The year over year increase in inventory is the result of the PAD and NSC Technologies acquisitions.

Trade accounts receivable increased $55.6 million to $372.3 million at June 30, 2000, as compared to December 31, 1999 reflecting the seasonal increase of sales in the Water Treatment business unit. The year over year increase of approximately $45.7 is primarily due to the PAD and NSC Technologies acquisitions as well as volume growth in the Water Treatment business. Days sales outstanding were 77 days compared to 77 days at year end 1999.

Current liabilities increased $88.4 million from year end to $399.5 million primarily due to a $37.2 million increase in the accrual for income taxes as a result of the effective rate increasing from 20.4% at year end to 23.0% for 2000, a $28.6 million increase in accruals associated with severance and other charges related to the Polymer Additives restructuring and seasonal increases in accounts payable and accrued expenses related to the seasonal nature of the Water Treatment business.

Long-term debt decreased $209.6 million from year-end to $673.8 million primarily due to the reduction in short-term investments, increased cash flow from operations and the net proceeds from the OSCA initial public offering (OSCA
IPO) partially offset by share repurchases.

Operating activities provided $151.7 million in cash during the first six months of 2000. The increase from the prior year is primarily related to larger non-cash charges related to depreciation and amortization and better management of working capital, especially related to accounts receivable and accounts payable.

Capital spending during the first six months amounted to $83.9 million. Spending for the year is expected to be approximately $140 million.

Approximately 2,500,000 shares were repurchased in the first six months at a cost of $75.3 million.

OTHER MATTERS

Acquisitions

On July 14, 2000 the Company finalized its acquisition of Aqua Clear Industries, Inc. (Aqua Clear). Aqua Clear operates a manufacturing site in Watervliet, New York and distribution sites in St. Louis, Missouri and Waterford, New York, as well as sales and support networks throughout the United States and Canada. Aqua Clear generated sales in 1999 of approximately $45 million.

The acquisition was funded with available cash and borrowing capacity.

Special Charges

During the second quarter of 2000 the Company announced cost reduction initiatives which will further streamline operations, strengthen the Company's competitive position and continue to provide a strong platform for future growth. The major components of the restructuring plan include (1) consolidating the company's three antimony manufacturing operations into one, (2) eliminating approximately 375 positions, primarily in the Polymer Additives business unit and (3) writing down or disposing of certain under-performing and non-strategic assets. The charges related to the restructuring are made up of approximately $44.2 million for asset write-offs, $17.9 million for severance and $4.3 million for plant closure costs. The Company expects to realize approximately $20 million in annual pre-tax savings as a result of this restructuring.

                                            2000         Reserve Balance
Description          Special Charge       Activity       at June 30, 2000
-------------------------------------------------------------------------
Asset Write-Offs         $44.2             $(44.2)              --

Severance Costs           17.9               (2.0)            15.9
Plant Closure Cost         4.3                 --              4.3
-------------------------------------------------------------------------
Total Charge             $66.4             $(46.2)           $20.2

In the fourth quarter of 1999, the Board of Directors took action to further streamline the Polymer Additives business unit, to provide a more flexible data processing solution to the Company's manufacturing operations and to write down certain assets formerly used in the Energy Services and Products' Mexico environmental business. The plan is intended to increase the Company's focus on its core specialty chemicals businesses and to position these operations to achieve higher growth and profitability. These actions were in addition to the actions approved by the Board of Directors in 1998.

A progression of the reserve balance from December 31, 1999 to June 30, 2000:

                         Reserve Balance          2000         Reserve Balance
Description           at December 31, 1999      Activity      at June 30, 2000
------------------------------------------------------------------------------
Severance Costs               $1.9               $(0.6)             $1.3
------------------------------------------------------------------------------
                              $1.9               $(0.6)             $1.3

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

A progression of the reserve balance from December 31, 1999 to June 30, 2000:

                         Reserve Balance          2000         Reserve Balance
Description           at December 31, 1999      Activity      at June 30, 2000
------------------------------------------------------------------------------
Severance Costs              $10.5               $(0.7)             $9.8
Plant Closure and
  Environmental                5.1                (0.8)              4.3
Senior Management
  Transition                   6.1                (1.7)              4.4
Lease Costs                    1.8                (0.9)              0.9
------------------------------------------------------------------------------
                             $23.5               $(4.1)            $19.4

In accordance with a plan approved by the Board of Directors in December 1997, the Company took a series of actions to restructure its Water Treatment business and eliminate underperforming assets.

A progression of the reserve balance from December 31, 1999 to June 30, 2000:

                        Reserve Balance          2000         Reserve Balance
Description           at December 31, 1999      Activity      at June 30, 2000
------------------------------------------------------------------------------
Severance Costs              $1.0               $(0.1)             $0.9
Other                         0.7                 0.0               0.7
------------------------------------------------------------------------------
                             $1.7               $(0.1)             $1.6

SALE OF SUBSIDIARY STOCK

Effective June 15, 2000, the Company sold 40% of its ownership in OSCA, an integral part of its Energy Services and Products business unit. Proceeds from the sale were paid to the Company to satisfy indebtedness. The sale resulted in a $51.9 million non-taxable gain to the Company. Subsequently, on July 13, 2000 the over-allotment option granted to the underwriters was exercised and resulted in an additional $12 million in net proceeds related to the initial public offering. The Company now owns 56.6% of OSCA. OSCA has been included in consolidated results of operations because the Company will retain the ability to exert significant influence over OSCA due to its continuing ownership interest. Total net proceeds from the OSCA IPO were approximately $93.0 million.

ACCOUNTING CHANGES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement, as amended by SFAS 137 and SFAS 138, will be effective for the Company beginning with the first quarter of 2001. The Statement requires companies to recognize all derivatives on the balance sheet at fair value. The Company is evaluating the new statement's provisions and has not yet determined the impact of adoption on the results of operations or financial position.

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

Part II. - Other Information

Item 4.    Submission of Matters to a Vote of Security Holder

At the Company's annual meeting of shareholders held on May 4, 2000, three items were submitted to a vote of the security holders, which are more fully described in the Company's proxy statement dated March 27, 2000. The matters voted on at the meeting and the results of those votes were as follows:

1.       To elect two directors to serve until the 2003 Annual Meeting:

         Director                   For                       Withheld
         --------                   ---                       --------
         Martin M. Hale             35,664,483                18,740,169

         Jay D. Proops              35,630,791                18,773,861

2. To request that the Board redeem the outstanding rights under the existing Shareholders' Rights Plan and agree that no new shareholders rights plan would be implemented without prior shareholder approval.

         For                        Against                   Abstained
         ---                        -------                   ---------
         23,553,522                 15,649,024                15,202,106

3. To request that the Board of Directors eliminate the classification of the Board of Directors and require all Directors to stand for election annually.

         For                        Against                   Abstained
         ---                        -------                   ---------
         24,046,894                 15,155,649                15,202,109

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits filed as part of the report are listed below:

     27. Financial Data Schedule

(b)      The Company did not file, nor was it required to file, a form 8-K.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 11, 2000              By: /s/ Kevin J. Mulcrone
     -----------------                  -----------------------------------
                                        Kevin J. Mulcrone
                                        Vice President and Controller