Form 10-Q
period 2000-09-30
GREAT LAKES CHEMICAL CORP
filed 2000-11-14
CIK 43362

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2000
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


                                 Yes    X
                                      ------
                                 No
                                      ------


As of October 31, 2000, the Registrant had only one class of common stock, $1.00 par value, of which 50,204,042 shares were outstanding.

Part I - Financial Statements

                GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (millions)

                                                                                  September 30   December 31
                                                                                      2000          1999
                                                                                  ------------   -----------
Assets
Current Assets
  Cash and cash equivalents                                                        $    240.9    $    478.3
  Accounts and notes receivable, less allowance of $4.2 and $4.7, respectively          362.3         339.6
  Inventories
    Finished products                                                                   267.4         227.9
    Raw materials                                                                        51.7          60.1
    Supplies                                                                             32.4          28.8
                                                                                   ----------    ----------
     Total inventories                                                                  351.5         316.8
  Prepaid expenses                                                                       32.2          32.8
                                                                                   ----------    ----------
Total Current Assets                                                                    986.9       1,167.5
                                                                                   ----------    ----------
Plant and Equipment                                                                   1,389.7       1,357.4
  Less allowances for depreciation, depletion and amortization                         (664.4)       (605.6)
                                                                                   ----------    ----------
    Net plant and equipment                                                             725.3         751.8
Goodwill                                                                                262.1         246.5
Investments in and Advances to Unconsolidated Affiliates                                 37.0          55.5
Other Assets                                                                             48.8          39.7
                                                                                   ----------    ----------
                                                                                   $  2,060.1    $  2,261.0
                                                                                   ==========    ==========
Liabilities and Stockholders' Equity
Current Liabilities
  Accounts payable                                                                 $    148.8    $    136.5
  Accrued expenses                                                                      139.5         123.7
  Income taxes payable                                                                   86.9          40.5
  Dividends payable                                                                       4.0           4.5
  Notes payable and current portion of long-term debt                                     4.9           6.0
                                                                                   ----------    ----------
Total Current Liabilities                                                               384.1         311.2
                                                                                   ----------    ----------

Long-Term Debt, less Current Portion                                                    682.3         883.4
Other Noncurrent Liabilities                                                             29.3          30.0
Deferred Income Taxes                                                                    40.4          37.9
Minority Interests                                                                       33.7           4.4
Stockholders' Equity
  Common stock, $1 par value, authorized 200 shares,
     issued 73.0 and 72.9 shares, respectively                                           73.0          72.9
  Additional paid-in capital                                                            131.6         132.0
  Retained earnings                                                                   1,832.4       1,769.2
  Accumulated other comprehensive income                                                (96.3)        (56.5)
  Less treasury stock, at cost, 22.7 and 18.4 shares, respectively                   (1,050.4)       (923.5)
                                                                                   ----------    ----------
Total Stockholders' Equity                                                              890.3         994.1
                                                                                   ----------    ----------
                                                                                   $  2,060.1    $  2,261.0
                                                                                   ==========    ==========


See notes to consolidated financial statements

                GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (millions, except per share data)

                                              Three Months Ended          Nine Months Ended
                                                 September 30               September 30
                                           -----------------------   ---------------------------
                                              2000         1999          2000           1999
                                           ----------   ----------   ------------   ------------
Net Sales                                  $   403.1    $   374.4    $   1,220.0    $   1,083.4

Operating Expenses
  Cost of products sold                        293.3        266.1          867.2          764.5
  Selling, general and administrative           60.6         62.7          190.9          169.9
  expenses
  Special charges                                 --           --           66.4             --
                                           ----------   ----------   ------------   ------------
Total Operating Expenses                       353.9        328.8        1,124.5          934.4
                                           ----------   ----------   ------------   ------------
Operating Income                                49.2         45.6           95.5          149.0

Gain on Sale of Subsidiary Stock                 8.5           --           60.4             --

Interest and Other Income                        5.0         12.7           30.3           30.6

Interest and Other Expenses                     18.0          8.7           52.4           22.9
                                           ----------   ----------   ------------   ------------
Income before Income Taxes                      44.7         49.6          133.8          156.7

Income Taxes                                    10.2         15.4           30.7           48.6
                                           ----------   ----------   ------------   ------------
Net Income                                 $    34.5    $    34.2    $     103.1    $     108.1
                                           ==========   ==========   ============   ============
Earnings per Share:
  Basic                                    $     0.67   $     0.59   $       1.94   $       1.85
  Diluted                                  $     0.67   $     0.59   $       1.94   $       1.85

Cash Dividends Declared per Share          $     0.08   $     0.08   $       0.24   $       0.24



See notes to consolidated financial statements

                GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (millions)

                                                                                                 Nine Months Ended
                                                                                                    September 30
                                                                                               ----------------------
                                                                                                 2000         1999
                                                                                               --------     --------
OPERATING ACTIVITIES
Net income                                                                                     $  103.1     $  108.1
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and depletion                                                                    67.8         62.3
     Amortization of intangibles                                                                    7.5          5.0
     Deferred income taxes                                                                          3.9          8.1
     Net unremitted earnings of affiliates                                                         (4.9)        (0.9)
     Loss on disposition of assets                                                                  0.2         --
     Special charges                                                                               66.4         --
     Gain on sale of subsidiary stock                                                             (60.4)        --
     Other                                                                                          2.9          0.2
     Change in operating assets and liabilities, net of effects of business combinations:
          Accounts receivable                                                                     (18.6)       (49.7)
          Inventories                                                                             (37.0)        21.9
          Other current assets                                                                     11.6          2.4
          Accounts payable and accrued expenses                                                     8.0        (15.6)
          Income taxes and other current liabilities                                               22.8        (10.8)
          Other noncurrent liabilities                                                              2.1         (1.6)
                                                                                               --------     --------
Net Cash Provided by Operating Activities from Continuing Operations                              175.4        129.4

     Change in Net Assets of Discontinued Operations                                               --           75.2
                                                                                               --------     --------
Net Cash Provided by Operating Activities                                                         175.4        204.6

INVESTING ACTIVITIES
     Plant and equipment additions                                                               (122.5)       (79.4)
     Business combinations, net of cash acquired                                                  (40.7)      (286.8)
     Proceeds from sale of assets                                                                   2.7          1.2
     Proceeds from sale of subsidiary stock                                                        92.8         --
     Other                                                                                         13.0         13.8
                                                                                               --------     --------
Net Cash Used for Investing Activities                                                            (54.7)      (351.2)

FINANCING ACTIVITIES
     Net repayments under short-term credit lines                                                  (0.7)        (0.5)
     Net proceeds from long-term borrowings                                                        27.6        388.3
     Net repayments of commercial paper and other long-term obligations                          (228.4)      (178.1)
     Proceeds from stock options exercised                                                          1.7          3.0
     Cash dividends paid                                                                          (12.9)       (14.0)
     Repurchase of common stock                                                                  (132.3)       (50.6)
     Other                                                                                         (6.9)        (7.7)
                                                                                               --------     --------
Net Cash (Used for) Provided by Financing Activities                                             (351.9)       140.4
Effect of Exchange Rate Changes on Cash and Cash Equivalents                                       (6.2)        (5.3)
                                                                                               --------     --------
Decrease in Cash and Cash Equivalents                                                            (237.4)       (11.5)
Cash and Cash Equivalents at Beginning of Year                                                    478.3        411.6
                                                                                               --------     --------
Cash and Cash Equivalents at End of Period                                                     $  240.9     $  400.1
                                                                                               ========     ========

See notes to consolidated financial statements

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

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair presentation of the interim financial statements. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2:  INCOME TAXES

A reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate is as follows:

                                                          Nine Months Ended
                                                             September 30
                                                        ----------------------
                                                         2000           1999
                                                        -------        -------

   U.S. federal income tax rate                           35.0%          35.0%
   Changes resulting from:
      State income taxes                                   2.4            2.8
      International operations                            (1.2)          (1.8)
      Gain on sale of subsidiary stock                   (12.7)          --
      Special charge rate differential                     3.3           --
      Other                                               (3.8)          (5.0)
                                                        -------        -------
   Effective income tax rate                              23.0%          31.0%
                                                        =======        =======

During the second quarter of 2000 the effective income tax rate decreased from 31% to 23% due primarily to the nontaxable gain on the sale of subsidiary stock offset by the special charge rate differential. This rate decrease has continued through the third quarter and has reduced income tax expense and increased net income by $3.6 million ($0.07 per share) and $10.7 million ($0.20 per share) for the three and nine months ended September 30, 2000, respectively.

NOTE 3:  COMPREHENSIVE INCOME

Comprehensive income for the three and nine months ended September 30 is as follows:

                                     Three Months Ended     Nine Months Ended
                                        September 30           September 30
                                     ------------------    --------------------
                                       2000       1999       2000        1999
                                     -------    -------    --------    --------

Net income                           $  34.5    $  34.2    $  103.1    $  108.1
Other comprehensive income (loss)      (22.9)       4.4       (39.8)      (20.2)
                                     -------    -------    --------    --------
Comprehensive income                 $  11.6    $  38.6    $   63.3    $   87.9
                                     =======    =======    ========    ========

NOTE 4:  EARNINGS PER SHARE

The computation of basic and diluted earnings per share is determined by dividing net income as reported as the numerator, by the number of shares included in the denominator as follows:

                                     Three Months Ended     Nine Months Ended
                                        September 30           September 30
                                     ------------------    --------------------
                                       2000       1999       2000        1999
                                     -------    -------    --------    --------

Denominator for basic earnings per
share (weighted-average shares)         51.3       58.0        53.1        58.3
Effect of dilutive securities            0.1        0.3         0.1         0.2
                                     -------    -------    --------    --------
Denominator for diluted earnings
per share                               51.4       58.3        53.2        58.5
                                     =======    =======    ========    ========

NOTE 5:   SEGMENT INFORMATION

The Company is organized into four global segments: Polymer Additives, Performance Chemicals, Water Treatment and Energy Services and Products. These segments are strategic business units that offer products and services that are intended to satisfy specific customer requirements. The units are organized and managed to deliver a distinct group of products, technology and services.

The Company evaluates business unit performance and allocates resources based on operating income which represents net sales less cost of products sold and selling, general and administrative expenses. Each of the Company's segments uses bromine as a raw material in their production processes. Bromine is transferred at cost and assets used in the production of bromine are allocated to each business unit except for Energy Services and Products, and is based on the percentage of production consumed.

                                                   Three Months Ended           Nine Months Ended
                                                       September 30                September 30
                                                 -----------------------     -------------------------
                                                   2000          1999           2000          1999
                                                 --------     ----------     ----------     ----------
Net Sales by Segment to External Customers:
   Polymer Additives                             $  169.0     $    160.0     $    509.9     $    442.0
   Performance Chemicals                             91.4           90.8          259.9          246.9
   Water Treatment                                  106.8          101.0          359.4          323.6
   Energy Services and Products                      34.1           23.1           89.5           71.7
                                                 --------     ----------     ----------     ----------
Total Sales of Reportable Segments                  401.3          374.9        1,218.7        1,084.2
   Corporate and Other                                1.8           (0.5)           1.3           (0.8)
                                                 --------     ----------     ----------     ----------
                                                 $  403.1     $    374.4     $  1,220.0     $  1,083.4

                                                   Three Months Ended           Nine Months Ended
                                                       September 30                September 30
                                                 -----------------------     -------------------------
                                                   2000          1999           2000          1999
                                                 --------     ----------     ----------     ----------
Segment Profit (Loss):
   Polymer Additives                             $   14.3     $     17.4     $     47.0     $     58.9
   Performance Chemicals                             24.1           21.1           64.1           55.9
   Water Treatment                                   17.0           17.7           72.5           63.6
   Energy Services and Products                       3.5           (1.8)           7.3           (3.0)
                                                 --------     ----------     ----------     ----------
Total Profits of Reportable Segments                 58.9           54.4          190.9          175.4
   Corporate and Other                               (9.7)          (8.8)         (29.0)         (26.4)
   Special Charges                                   --             --            (66.4)          --
                                                 --------     ----------     ----------     ----------
Operating Income                                     49.2           45.6           95.5          149.0
Gain on sale of subsidiary stock                      8.5           --             60.4           --
Interest and Other Income                             5.0           12.7           30.3           30.6
Interest and Other Expense                           18.0            8.7           52.4           22.9
                                                 --------     ----------     ----------     ----------
Income before Income Taxes                       $   44.7           49.6     $    133.8     $    156.7
                                                 ========     =========      ==========     ==========


                                                    September 30    December 31
  Segment Assets:                                       2000           1999
                                                    ------------    -----------

Polymer Additives                                    $    816.6     $    782.6
Performance Chemicals                                     431.3          436.1
Water Treatment                                           354.3          303.3
Energy Services and Products                              105.8          131.1
Corporate and Other                                       352.1          607.9
                                                     ----------     ----------
                                                     $  2,060.1     $  2,261.0
                                                     ==========     ==========

The increase in Water Treatment assets results from the seasonal nature of recreational water treatment sales. The decrease in Energy Services and Products assets is due to OSCA's recent IPO and management's decision to no longer allocate assets from the bromine production to OSCA. The decrease in Corporate and Other is due primarily to the use of cash and cash equivalents to repay long-term debt and repurchase shares.

NOTE 6:  SPECIAL CHARGES

During the second quarter of 2000 the Company announced cost reduction initiatives to further streamline operations, strengthen the Company's competitive position and continue to provide a strong platform for future growth. The major components of this repositioning plan included (1) consolidation of the Company's three antimony manufacturing operations, (2) elimination of approximately 375 positions, primarily in the Polymer Additives business unit and (3) the impairment or disposal of certain under-performing and non-strategic assets. The special charges related to this repositioning plan consisted of $44.2 million for asset impairments, $17.9 million for severance costs and $4.3 million for plant closure and environmental costs.

Details of the special charges by business unit and a progression of the reserve balance to September 30, 2000 is as follows:

                                                                  2000          Reserve Balance
     Description                             Special Charge     Activity     at September 30, 2000
-------------------------------------------------------------------------------------------------------
Asset Impairment (non-cash):
   Polymer Additives                            $  29.8         $ (29.8)             $  --
   Performance Chemicals                           14.4           (14.4)                --
-------------------------------------------------------------------------------------------------------
                                                   44.2           (44.2)                --
Severance Costs:
   Polymer Additives                               12.7            (1.0)                11.7
   Performance Chemicals                            4.2            (2.0)                 2.2
   Corporate                                        1.0            (0.1)                 0.9
-------------------------------------------------------------------------------------------------------
                                                   17.9            (3.1)                14.8
Plant Closure and Environmental Costs:
   Polymer Additives                                4.3              --                  4.3
-------------------------------------------------------------------------------------------------------
                                                $  66.4         $ (47.3)             $  19.1
=======================================================================================================


NOTE 7: GAIN ON SALE OF SUBSIDIARY STOCK

Effective June 15, 2000, the Company sold 40% of its ownership in OSCA, Inc., a wholly-owned subsidiary and an integral part of its Energy Services and Products business unit. Net proceeds from the initial sale, which were approximately $81 million, were paid to the Company by OSCA, Inc. to satisfy indebtedness. The initial sale resulted in a $51.9 million non-taxable gain to the Company, which was recognized in the second quarter. Subsequently, on July 13, 2000 the over-allotment option granted to the underwriters was exercised and resulted in an additional $12 million of net proceeds. The over-allotment exercise resulted in an additional non-taxable gain to the Company of $8.5 million which was recorded in the third quarter. The initial sale and the over-allotment option exercise resulted in the Company selling a total of 43.4% of its ownership interest in this subsidiary. OSCA, Inc. continues to be included in consolidated financial position and results of operations due to the Company's ability to exert significant influence over OSCA, Inc. as a result of its continuing ownership and voting interest.

NOTE 8:  ACQUISITIONS

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

NOTE 9:  TREASURY STOCK TRANSACTIONS

The Board of Directors has authorized the Company to purchase shares of the Company's common stock in the open market or in privately negotiated transactions. Pursuant to these authorizations, the Company purchased approximately 2.0 million shares during the third quarter at an average price of $30.65 per share and approximately 4.5 million shares during the nine month period ending September 30, 2000 at an average price of $30.00. A total of 2.9 million shares remain available for repurchase under existing Board authorizations. The Company accounts for the purchases using the cost method.

NOTE 10:  COMMITMENTS AND CONTINGENCIES

There have been no significant subsequent developments relating to the commitments and contingencies reported in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION AS OF AND
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000


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

The following table sets forth the percentage relationship to net sales of certain income statement items for the Company's operations:

                                                         Three Months Ended              Nine Months Ended
                                                           September 30                     September 30
                                                      -----------------------         -----------------------
                                                        2000            1999            2000            1999
                                                      -------         -------         -------         -------
Net Sales                                               100.0%          100.0%          100.0%          100.0%
Gross Profit                                             27.2            28.9            28.9            29.4
Selling, General and Administrative Expenses             15.0            16.7            15.6            15.6
Special Charges                                          --              --               5.4            --
                                                      -------         -------         -------         -------
Operating Income                                         12.2            12.2             7.9            13.8
Gain on Sale of Subsidiary Stock                          2.1            --               5.0            --
Interest and Other Income                                 1.2             3.4             2.4             2.8
Interest and Other Expense                                4.4             2.3             4.3             2.1
                                                      -------         -------         -------         -------
Income before Income Taxes                               11.1            13.3            11.0            14.5
Income Taxes                                              2.5             4.2             2.5             4.5
                                                      -------         -------         -------         -------
Net Income                                                8.6%            9.1%            8.5%           10.0%
                                                      =======         =======         =======         =======

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

Sales increased 7.7% to $403.1 million from $374.4 million in the prior year primarily due to strong volume growth in the Polymer Additives and Energy Services and Products business units. Sales volumes increased 11% in the quarter, of which 7% was due to organic growth and the remaining 4% attributable to acquisitions. Sales volume increases, including the effects of acquisitions, were partially offset by lower selling prices in the Polymer Additives business unit related to brominated flame retardants and unfavorable foreign exchange impact on all business units.

Gross profit margins decreased to 27.2% from 28.9% in the prior year. Contributing to this decrease were higher energy and raw material costs, which impacted all business units, lower selling prices in the Polymer Additives business unit and unfavorable weather patterns affecting the Water Treatment business unit. These decreases were partially offset by a more profitable sales mix and cost containment in the Performance Chemicals business unit and by the improving fundamentals in the Energy Services and Products business unit.

Selling, general and administrative expenses decreased $2.1 million to $60.6 million from $62.7 million in the prior year due primarily to cost containment efforts undertaken by the Company.

Operating income increased $3.6 million to $49.2 million from $45.6 million in the prior year. Higher sales volumes, improved product mix and cost containment efforts more than offset increased energy and raw material costs and lower selling prices in Polymer Additives. Operating income margins remained consistent with the prior year at 12.2%.

Interest and other income was $5.0 million compared to $12.7 million in the prior year. This decrease reflects a decrease of $1.7 million in interest income primarily the result of lower investment balances and decreases in other income resulting from non-recurring gains on the sale of equity investments that occurred in the prior year.

Interest and other expenses increased by $9.3 million to $18.0 million compared to the prior year. This increase was primarily due to increased interest expense resulting from higher debt levels due to acquisitions and share repurchases and higher interest rates.

Income taxes were $10.2 million compared to $15.4 million in the prior year. This decrease is due to the decrease in the effective income tax rate from 31% to 23% that occurred in the second quarter of 2000 primarily due to the nontaxable gain on the sale of subsidiary stock offset by the special charge rate differential. This rate decrease has reduced income tax expense and increased net income by $3.6 million ($0.07 per share) for the quarter.

Net income was $34.5 million or $0.67 per share in 2000, as compared to $34.2 million or $0.59 per share in 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

Sales increased 12.6% to $1,220.0 million from $1,083.4 million in the prior year primarily due to strong sales volume growth in the Polymer Additives, Water Treatment and Energy Services and Products business units. Organic growth and acquisitions more than offset lower selling prices in the Polymer Additives business unit and an unfavorable foreign exchange impact on all business units.

Gross profit margins decreased to 28.9% from 29.4% in the prior year. This decrease reflects higher energy and raw material costs impacting all business units and lower selling prices in the Polymer Additives business unit. These decreases were partially offset by a more profitable sales mix and cost containment in the Performance Chemicals business unit and the improving fundamentals in the Energy Services and Products business unit.

Selling, general and administrative expenses increased $21.0 million to $190.9 million from $169.9 million in the prior year. This increase was due to higher selling expenses related to the increased sales volumes and the effect of acquisitions, offset by cost containment efforts undertaken by the Company.

Operating income, excluding the $66.4 million special charge recorded in the second quarter, increased $12.9 million to $161.9 million over the prior year. Higher sales volumes, cost containment efforts of all business units and a more profitable sales mix more than offset increased energy and raw material costs and lower selling prices in Polymer Additives.

Interest and other income was essentially flat compared to the prior year. Increases in interest income were offset by decreases in other income from the prior year resulting from non-recurring gains on the sale of equity investments that occurred in the prior year.

Interest and other expenses increased by $29.5 million from $22.9 million to $52.4 million compared to the prior year. This increase was primarily due to increased interest expense resulting from higher debt levels due to acquisitions and share repurchases.

Income taxes were $30.7 million compared to $48.6 million in the prior year. This decrease resulted from the decrease in the effective income tax rate from 31% to 23% that occurred in the second quarter of 2000 primarily due to the nontaxable gain on the sale of subsidiary stock offset by the special charge rate differential. This rate decrease has reduced income tax expense and increased net income by $10.7 million ($0.20 per share) for the nine months ended September 30, 2000.

Net income was $103.1 million or $1.94 per share in 2000, as compared to $108.1 million or $1.85 per share in 1999.

SEGMENT INFORMATION

Set forth below is a discussion of the operations of the Company's business segments: Polymer Additives, Performance Chemicals, Water Treatment and Energy Services and Products. Operating income, which is the income measure the Company uses to evaluate business segment performance, represents net sales less costs of products sold and selling, general and administrative expenses. Each of the Company's segments uses bromine as a raw material in their production processes. Bromine is transferred at cost and assets used in the production of bromine are allocated to each business unit except for Energy Services and Products, and is based on the percentage of production consumed.

POLYMER ADDITIVES

The Polymer Additives business unit is a leading worldwide developer, producer and marketer of brominated, non-halogen, intumescent and antimony-based flame retardants and antioxidants, UV absorbers and light stabilizers. Results for the third quarter and year-to-date are as follows:

                                THIRD QUARTER               YEAR-TO-DATE
                              -----------------           ----------------
                              2000         1999           2000        1999
                              ----         ----           ----        ----

     Net Sales              $  169.0    $  160.0        $  509.9    $  442.0
     Operating Income       $   14.3    $   17.4        $   47.0    $   58.9

Net sales increased $9.0 million or 5.6% and $67.9 million or 15.4% for the third quarter and year-to-date, respectively. Continued recognition and acceptance of the Company's proprietary blends such as the No Dust Blends (NDB) products, higher flame retardants volume reflecting the recovery underway in Asia, and the addition of sales related to the PAD acquisition drove the increases. Lower selling prices and unfavorable foreign exchange slightly offset this sales growth.

Operating income decreased $3.1 million or 17.8% and $11.9 million or 20.2% for the third quarter and year-to-date, respectively. Operating income decreases were due primarily to lower selling prices associated with high volume brominated flame retardants and higher raw material and energy costs which more than offset higher sales volumes, including the contribution from the PAD acquisition and cost savings resulting from repositioning efforts.

PERFORMANCE CHEMICALS

The Performance Chemicals business unit is a collection of individual businesses providing products and services that meet highly specific requirements for pharmaceutical, agrochemical and industrial chemical applications. Results for the third quarter and year-to-date are as follows:

                                THIRD QUARTER               YEAR-TO-DATE
                              -----------------           ----------------
                              2000         1999           2000        1999
                              ----         ----           ----        ----

     Net Sales              $   91.4     $   90.8       $   259.9   $   246.9
     Operating Income       $   24.1     $   21.1       $    64.1   $    55.9

Net sales increased $0.6 million or 0.7% and $13.0 million or 5.3% for the third quarter and year-to-date, respectively. Although net sales for the third quarter were flat, the year-to-date increase reflects the continuing growth in Fluorine, combined with strong volume growth for Brominated Performance Products and WIL Research. The effects of foreign exchange negatively impacted both third quarter and year-to-date net sales.

Operating income for the third quarter and year-to-date increased $3.0 million or 14.2% and $8.2 million or 14.7% over the prior year, respectively. In addition, operating margins compared to prior year, were 26.4% and 24.7% versus 23.2% and 22.6% for the third quarter and year-to-date, respectively. These results, which are at record levels, reflect a more profitable product mix, stronger sales volumes and the effects of repositioning and cost containment initiatives.

WATER TREATMENT

The Water Treatment business unit is the world's leading provider of recreational water care products to the consumer. In addition, this business unit is the world's leading provider of bromine-based biocides for industrial water treatment applications and a leading supplier of corrosion inhibitors, scale control and desalination products using polymaleate chemistry. Results for the third quarter and year-to-date are as follows:

                                THIRD QUARTER               YEAR-TO-DATE
                              -----------------           ----------------
                              2000         1999           2000        1999
                              ----         ----           ----        ----

     Net Sales              $  106.8     $  101.0       $   359.4   $   323.6
     Operating Income       $   17.0     $   17.7       $    72.5   $    63.6

Water Treatment net sales for the third quarter increased $5.8 million to $106.8 million or 5.7% over the prior year. This increase was due primarily to the acquisition of the Aqua Clear business as unseasonably cooler temperatures in the Northeast and North-Central U.S. adversely affected anticipated organic sales growth. Year-to-date sales, however increased $35.8 million to $359.4 million or 11.1%, reflecting strong organic growth, consumer acceptance of newly introduced technologies and the addition of the BioLab Water Additives business acquired in August 1999, partially offset by the impact of the adverse weather conditions of the third quarter.

Operating income decreased $0.7 million or 4.0% for the third quarter, reflecting the impact of the cooler weather on organic sales growth and a change in product mix. On a year-to-date basis, operating income increased $8.9 million or 14.0% indicating the strength of the product portfolio, focused productivity efforts and the accretive effects of the BioLab Water Additives acquisition.

ENERGY SERVICES AND PRODUCTS

The Energy Services and Products business unit provides completion products including bromine-based clear fluids and services to oil and gas well operators. Results for the third quarter and year-to-date are as follows:

                                    THIRD QUARTER              YEAR-TO-DATE
                                  -----------------          ----------------
                                  2000         1999          2000        1999
                                  ----         ----          ----        ----
     Net Sales                  $   34.1     $   23.1      $   89.5    $   71.7
     Operating Income (Loss)    $    3.5     $   (1.8)     $    7.3    $   (3.0)

Net sales for the third quarter increased $11.0 million or 47.6% to $34.1 million from $23.1 million in the prior year. Year-to-date net sales have increased $17.8 million or 24.8% compared to the same period in the prior year. Market penetration and increased drilling activity in the Gulf of Mexico resulting from higher prices for oil and natural gas drove the increases.

Operating income for the third quarter was $3.5 million compared to a $1.8 million loss in the prior year. Year-to-date, operating income grew to $7.3 million compared to a $3.0 million loss for the same period in the prior year. These improved results are directly attributable to the increased volume and drilling activity occurring in the current year.

FINANCIAL CONDITION AND LIQUIDITY

Trade accounts receivable increased $5.3 million to $322.0 million at September 30, 2000, as compared to year end and $6.4 million year-over-year. These increases were due primarily to increased sales volumes. Days sales outstanding were 73 days at September 30, 2000 compared to 77 days at both December 31 and September 30, 1999.

Inventories were $351.5 million at September 30, 2000, an increase of $34.7 million from prior year end and $31.6 million from a year ago. The increase from year end results from seasonal requirements in the Water Treatment business unit due and higher inventory levels in the Polymer Additives business unit due to increased demand for its products. The year over year increase in inventory is due primarily to the higher inventory levels in the Water Treatment business unit, which includes the effect of the Aqua Clear acquisition.

Current liabilities increased $72.9 million from prior year end to $384.1 million primarily due to an increase in income taxes payable due to the timing of tax payments and an increase in accrued expenses related to the special charges recorded in the second quarter.

Long-term debt, less current portion decreased $201.1 million from prior year end to $682.3 million primarily due to repayments made from the net proceeds from the sale of subsidiary stock and use of cash and cash equivalents.

Operating activities from continuing operations provided net cash of $175.4 million during the nine month period ended September 30, 2000. This increase over the prior year is due primarily to changes in working capital items, the increase in non-cash charges related to depreciation and amortization and special charges.

Capital spending during the nine months ended September 30, 2000 amounted to $122.5 million, an increase of $43.1 million over prior year. Spending for the year is expected to be approximately $160 million, an increase of over 30% versus prior year.

Approximately 4.5 million shares were repurchased in the first nine months at a cost of $132.3 million.

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

Special Charges

During the second quarter of 2000 the Company announced cost reduction initiatives which will further streamline operations, strengthen the Company's competitive position and continue to provide a strong platform for future growth. The major components of this repositioning plan included (1) consolidation of the Company's three antimony manufacturing operations, (2) elimination of approximately 375 positions, primarily in the Polymer Additives business unit and (3) the impairment or disposal of certain under-performing and non-strategic assets. The special charges related to this repositioning plan consisted of approximately $44.2 million for asset impairments, $17.9 million for severance costs and $4.3 million for plant closure and environmental costs. The Company expects to realize approximately $20 million in annual pre-tax savings as a result of this repositioning.

A progression of the reserve balance to September 30, 2000 is as follows:

                                                                      2000          Reserve Balance
Description                                   Special Charge        Activity     at September 30, 2000
----------------------------------------------------------------------------------------------------------
Asset Impairment                                  $44.2             $(44.2)              $--
Severance Costs                                    17.9               (3.1)               14.8
Plant Closure and Environmental Costs               4.3               --                   4.3
----------------------------------------------------------------------------------------------------------
                                                  $66.4             $(47.3)              $19.1

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

A progression of the reserve balance from December 31, 1999 to September 30, 2000 is as follows:

                                     Reserve Balance                 2000                 Reserve Balance
Description                       at December 31, 1999             Activity            at September 30, 2000
-------------------------------------------------------------------------------------------------------------------
Severance Costs                            1.9                       (0.2)                      1.7
-------------------------------------------------------------------------------------------------------------------
                                           1.9                       (0.2)                      1.7

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

A progression of the reserve balance from December 31, 1999 to September 30, 2000 is as follows:


                                     Reserve Balance                 2000                 Reserve Balance
Description                       at December 31, 1999             Activity            at September 30, 2000
-------------------------------------------------------------------------------------------------------------------
Severance Costs                           10.5                       (0.7)                      9.8
Plant Closure and Environmental            5.1                       (1.3)                      3.8
Senior Management Transition               6.1                       (1.6)                      4.5
Lease Costs                                1.8                       (0.8)                      1.0
-------------------------------------------------------------------------------------------------------------------
                                          23.5                       (4.4)                     19.1

In accordance with a plan approved by the Board of Directors in December 1997, the Company took a series of actions to restructure its Water Treatment business and eliminate underperforming assets.

A progression of the reserve balance from December 31, 1999 to September 30, 2000 is as follows:

                                     Reserve Balance                 2000                 Reserve Balance
Description                       at December 31, 1999             Activity            at September 30, 2000
-------------------------------------------------------------------------------------------------------------------
Severance Costs                            1.0                       (0.1)                      0.9
Other                                      0.7                        0.0                       0.7
-------------------------------------------------------------------------------------------------------------------
                                           1.7                       (0.1)                      1.6

DISPOSITIONS

Effective June 15, 2000, the Company sold 40% of its ownership in OSCA, Inc., a wholly-owned subsidiary and an integral part of its Energy Services and Products business unit. Proceeds from the initial sale, which were approximately $81 million, were paid to the Company by OSCA, Inc. to satisfy indebtedness. The initial sale resulted in a $51.9 million non-taxable gain to the Company, which was recognized in the second quarter. Subsequently, on July 13, 2000 the over-allotment option granted to the underwriters was exercised and resulted in an additional $12 million of net proceeds. The over-allotment exercise resulted in an additional non-taxable gain to the Company of $8.5 million which was recorded in the third quarter. The initial sale and the over-allotment option exercise resulted in the Company selling a total of 43.4% of its ownership interest in this subsidiary. OSCA, Inc. continues to be included in consolidated financial position and results of operations due to the Company's ability to exert significant influence over OSCA, Inc. as a result of its continuing ownership and voting interest.

ACCOUNTING CHANGES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement, as amended by SFAS 137 and SFAS 138, will be effective for the Company beginning with the first quarter of 2001. The Statement requires companies to recognize all derivatives on the balance sheet at fair value. Gains or losses resulting from changes in the fair value of derivatives would be accounted for depending on the intended use of the derivative and whether it qualifies for hedge accounting. The Company is currently evaluating the new statement's provisions. However, due to our limited use of derivative financial instruments, adoption of SFAS 133 is not expected to have a material effect on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and amended it in March and June 2000 with respect to the effective dates. The Company is required to adopt the provisions of SAB 101 in our fourth fiscal quarter of 2000 and is currently evaluating what effect, if any, SAB 101 may have on existing revenue recognition policies. The adoption of SAB 101 is not expected to have a material effect on the Company's financial position or results of operations.

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

Part II. - Other Information

Item 4.    Submission of Matters to a Vote of Security Holder

At the Company's annual meeting of shareholders held on May 4, 2000, three items were submitted to a vote of the security holders, which are more fully described in the Company's proxy statement dated March 27, 2000. The matters voted on at the meeting and the results of those votes were as follows:

1.  To elect two directors to serve until the 2003 Annual Meeting:

         Director                   For
         --------                   ---
         Martin M. Hale             35,664,483

         Jay D. Proops              35,630,791

2. To request that the Board redeem the outstanding rights under the existing Shareholders' Rights Plan and agree that no new shareholders rights plan would be implemented without prior shareholder approval.

         For                        Against                 Abstained
         ---                        -------                 ---------
         23,553,522                 20,531,185              4,882,161

3. To request that the Board of Directors eliminate the classification of the Board of Directors and require all Directors to stand for election annually.

         For                        Against                 Abstained
         ---                        -------                 ---------
         24,046,894                 20,037,810              4,882,161

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



Date:  November 14, 2000                 By: /s/  Kevin J. Mulcrone
     --------------------                    ----------------------
                                                  Kevin J. Mulcrone
                                                  Vice President and Controller