Form 10-K
period 2000-12-31
GREAT LAKES CHEMICAL CORP
filed 2001-03-26
CIK 43362

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
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

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
        Title of each class                        which registered
        -------------------                        ------------------------
   Common stock, $1.00 par value                   New York Stock Exchange
   Common Stock Purchase Rights                    Pacific Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for
the past 90 days.  Yes  [X]   No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 5, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,688,229,564.

As of March 5, 2001, 50,274,853 shares of the registrant's stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference          Form 10-K Reference
-----------------------------------          -------------------
Portions of the 2000 Annual Report to        Part I, Item 1; Part II; and
Stockholders                                 Part IV, Items 14(a)(1) and (2).

Portions of Proxy Statement for 2001         Part III.
Annual Meeting of Stockholders

                                     PART I

Item 1. BUSINESS

GENERAL

Great Lakes Chemical Corporation is a Delaware corporation incorporated in 1933 having its principal executive offices at 500 East 96th Street, Suite 500, Indianapolis, Indiana 46240. As used in this report, except where otherwise stated or indicated by the context, "Great Lakes" or "the Company" means Great Lakes Chemical Corporation and its consolidated subsidiaries.

Great Lakes is a customer-focused supplier of innovative specialty chemical solutions. The Company serves customers and markets through a global network of integrated sales, production, research, technical service and distribution facilities. The Company is organized into four global business units:

POLYMER ADDITIVES - The Polymer Additives business unit is a leading developer, producer and marketer of bromine-, phosphorus-, and antimony-based flame retardants and value-added antioxidants; UV light stabilizers; performance additives and fluids; and optical monomers. This business unit integrates these compounds into customer solutions that resist ignition and ensure the stability of products during processing or while in use.

PERFORMANCE CHEMICALS - The Performance Chemicals business unit is a collection of individual businesses that apply their expertise in complex chemical synthesis, process development, manufacturing and toxicological testing to meet highly specific requirements for pharmaceutical, agrochemical and a wide range of industrial chemical applications.

WATER TREATMENT - The Water Treatment business unit is the world's premier formulator of water treatment biocides and related specialty chemicals that make water better. This business unit extends innovative recreational water treatment products across the value chain to mass merchants, wholesale distributors, specialty store owners and retail customers. Its bromine-based biocides and proprietary polymer-based antiscalants and corrosion inhibitors target industrial customers in the global cooling process, wastewater, paper and desalination industries.

ENERGY SERVICES AND PRODUCTS (OSCA) - OSCA provides specialized oil and gas well completion fluids, completion services and downhole completion tools to major oil companies and independent exploration and production companies, primarily in the Gulf of Mexico and in select international markets. Effective June 15, 2000, OSCA completed an initial public offering of its Class A common stock. Great Lakes sold approximately 40% of its ownership in OSCA's outstanding common stock. Great Lakes retained approximately 94% of the combined voting power of OSCA's outstanding voting stock through its ownership of all of the outstanding Class B shares, which have disproportionate voting rights.

                                       Incorporated by Reference From:
a) General Development of Business     2000 Annual Report to Stockholders, pages
                                       12-13 and 28; Management's Discussion and
                                       Analysis on pages 19-27; and Notes 2, 3
                                       and 4 to consolidated financial
                                       statements on pages 34-38.

b) Financial Information about         2000 Annual Report to Stockholders pages
   Industry Segments                   14-17 and pages 42-43.

c) Narrative Description of Business   2000 Annual Report to Stockholders, pages
                                       14-17 and pages 19-27.

PRODUCTS AND SERVICES

The following is a list of the principal products and services, markets and production facilities of the Company:

                                POLYMER ADDITIVES

PRODUCTS & SERVICES                     PRINCIPAL MARKETS                  PRODUCTION FACILITIES
-------------------                     -----------------                  ---------------------

FLAME RETARDANTS
Bromine-, phosphorus-           Computer and Business Equipment,     El Dorado, AR; Newport, TN;
and antimony-based flame        Consumer Electronics, Textiles,      Nitro, WV; Reynosa, Mexico;
retardants                      Automotive and Construction          Aycliffe, UK; Trafford Park, UK

POLYMER STABILIZERS
Antioxidants, UV absorbers,     Computer and Business Equipment,     Newport, TN; Catenoy, France;
light stabilizers and           Appliances, Packaging, Textiles,     Persan, France; Waldkraiburg,
optical monomers                Construction, Automotive and         Germany; Pedrengo, Italy;
                                Optical Lenses                       Ravenna, Italy; Pyongtaek, Korea

                              PERFORMANCE CHEMICALS

PRODUCTS & SERVICES                     PRINCIPAL MARKETS                  PRODUCTION FACILITIES
-------------------                     -----------------                  ---------------------

AGRICULTURAL PRODUCTS
Methyl bromide                  Soil Crop and Structural Pest        El Dorado, AR
                                Control

BROMINE INTERMEDIATES
Bromine, bromine derivatives    Electronics; Photographic Papers     El Dorado, AR; Amlwch, UK
and bromine-based specialty     and Films; and Rubber Compounds
chemicals

FLUORINE CHEMISTRY
Fire extinguishing agent        Telecommunications, Information      El Dorado, AR
FM-200(R), Organo-fluorine      Technology, Electronics and
compounds, fluorinated          Chemical Industries
intermediates

FINE CHEMICALS
Specialty and fine chemical     Pharmaceutical and Agrochemical      Newport, TN; Konstanz, Germany;
intermediates                   Industry                             Halebank, UK; Holywell, UK


PRODUCTS & SERVICES                     PRINCIPAL MARKETS            PRODUCTION FACILITIES
-------------------                     -----------------            ---------------------

TOXICOLOGICAL SERVICES
All phases of nonclinical       Pharmaceutical, Chemical and         Ashland, OH
toxicological testing and       Biotechnology Industries
bioanalytical services;
Design of specialized
toxicological, metabolic
and analytical chemistry
programs

                                       WATER TREATMENT

PRODUCTS & SERVICES                     PRINCIPAL MARKETS            PRODUCTION FACILITIES
-------------------                     -----------------            ---------------------

RECREATIONAL
Water sanitizers -              Pool and Spa Dealers and             Conyers, GA; Lake Charles, LA;
BioGuard(R), OMNI(R),           Distributors, Mass Market            Adrian, MI; Melbourne, Australia;
Guardex(R), Pool Time(R),       Retailers, Pool Service and          Toronto, Canada; Mundolsheim, France;
Vantage(R), AquaBrom(R),        Construction Companies               Barbera Del Valles, Spain; Kyalami,
Bayrol(R), Hydrotech(R),                                             South Africa; Andoversford, UK
AquaClear(R), Sun(R),
Algicides, oxidizers, PH
balancers, mineral
balancers and specialty
chemicals

COMMERCIAL & SPECIALTIES
Antiscalants, biocides,         Industrial Cooling Water             Adrian, MI; El Dorado, AR;
corrosion inhibitors,           Treatment, Industrial and            Conyers, GA; Trafford Park, UK
dispersants, antifoams,         Municipal Wastewater Treatment,
hydantoin derivatives,          Municipal Desalination, Pulp and
formulated oxidizers            Paper Manufacturing, Food
and biocide dispensing          Preservative Intermediates and
equipment Processing,           Home Care

                          ENERGY SERVICES AND PRODUCTS

PRODUCTS & SERVICES                     PRINCIPAL MARKETS            PRODUCTION FACILITIES
-------------------                     -----------------            ---------------------
Completion products and         Worldwide Oil and Gas Industry       Geismer, LA; Mansfield, TX
services, including
reservoir analysis,
solids-free fluids, sand
control, filtration,
downhole tools, stimulation
and marine well services

RAW MATERIALS

The sources of essential raw materials for bromine are the brine from Company-owned wells in Arkansas and a sea water extraction plant in Europe. The Arkansas properties are located atop the Smackover lime deposits, which constitute a vast underground sea of bromine-rich brine. The area between El Dorado and Magnolia, Arkansas, (located about 35 miles west of El Dorado) provides the best known geological location for bromine production in the United States and both major domestic bromine manufacturers are located there. Based on projected production rates, the Company's brine reserves are estimated to be adequate for the foreseeable future.

Other raw materials used in the business are obtained from outside suppliers through purchase agreements. The cost of raw materials is generally based on market prices, although risk management tools may be utilized, as appropriate, to mitigate short-term market price fluctuations. Other raw materials purchased include chlorine, caustic, hexafluoropropene, phenol bisphenol A and antimony oxide.

The Company has multiple suppliers for most key raw materials and uses quality raw materials management principles, such as the establishment of long-term relationships with suppliers and ongoing performance assessment and benchmarking, as part of the total supplier selection process. In addition, the Company uses electricity and natural gas to meet its energy needs.

INTERNATIONAL OPERATIONS

Great Lakes has a significant presence in foreign markets, principally Western Europe and Asia. Approximately one-third of the Company's assets and sales are outside the United States. The geographic segment data contained in Note 15:
"Segment Information" of the Notes to Consolidated Financial Statements on page 42 and 43 of the 2000 Annual Report to Stockholders is incorporated herein by reference.

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

COMPETITION

Great Lakes is in competition with businesses producing the same or similar products as well as businesses producing products intended for similar use. There is one other major bromine producer in the United States which competes with the Company in varying degrees, depending on the product involved, with respect to the sale of bromine and bromine derivatives. There is also one major overseas manufacturer of bromine and brominated products which competes with the Company in the United States and elsewhere. There are several small producers in the United States and overseas which are competitors in several individual products. In addition, there are numerous manufacturers of alternatives to Great Lakes' products that compete with the Company's products. In Polymer Stabilizers, the Company competes with a significantly larger supplier across this entire product line and with a number of smaller companies in individual product areas. The Company competes with several manufacturers and distributors of swimming pool and spa chemicals.

Principal methods of competition are price, product quality and purity, technical services and the ability to deliver promptly. The Company is able to move quickly in providing new products to meet identified market demands, and believes its production costs are among the lowest in the world. Management believes these factors, combined with high technical skills, allow the Company to compete effectively.

SEASONALITY AND WORKING CAPITAL

The products which the Company sells to the agricultural and swimming pool industries exhibit some seasonality which is reflected in relatively higher sales and profits in the first half of each year. Seasonality results in the need to build inventories for rapid delivery at certain times of the year. The pool product season is strongest during the first six months, requiring a build-up of inventory at the beginning of the year. Except for certain arrangements with distributors and dealers of swimming pool and spa products, customers are not permitted to return unsold material at the end of a season. Extended credit terms are granted only in cases where the Company chooses to do so to meet competition.

The effect of the above items on working capital requirements is not material.

RESEARCH AND DEVELOPMENT AND PATENTS

The Company holds various patents and trademarks covering a number of its products and processes. While the Company believes these patents and trademarks offer significant commercial benefits, the Company's management does not believe any individual patent or trademark is of material importance to the Company's business as a whole or that the success of the Company's business is dependent upon its portfolio of patents and trademarks.

Research and development expenditures are described in Note 14, "Research and Development Expenses" of the Notes to Consolidated Financial Statements on page 42 of the 2000 Annual Report to Stockholders, which is incorporated herein by reference.

ENVIRONMENTAL

The Company's operations are subject to various laws and regulations relating to maintaining or protecting the quality of the environment. Information regarding environmental compliance and contingencies is set forth under the "Environmental" caption in "Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 26 and 27 of the 2000 Annual Report to Stockholders, and in Note 18 Commitments and Contingencies on page 44 of the 2000 Annual Report to Stockholders, which is incorporated herein by reference.

EMPLOYEES

The Company currently employs approximately 5,148 people, 40% of which are employed outside the United States. Approximately 370 employees in the United States are represented by collective bargaining agreements. In 2002, two of the Company's four collective bargaining agreements will expire, covering approximately 200 employees. The Company maintains good employee relations and has successfully concluded its most recent labor negotiations without a work stoppage. The Company, however, cannot predict the outcome of future contract negotiations.

BUSINESS RISKS

Great Lakes Chemical Corporation is including the following cautionary statement in this Annual Report on Form 10-K to make applicable and take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 with respect to any forward-looking statement made by, or on behalf of, the Company. Forward-looking statements generally may be identified by words such as "believes," "expects," "intends," "may," "will likely result," "estimates," "anticipates," "should," and other similar expressions, or the negative of such words or expressions. The factors identified in this cautionary statement are important factors (but do not necessarily constitute all important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

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

     - Competitive factors such as pricing pressures on key products and the cost and availability of key raw materials.

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

     - Legal factors, including unanticipated litigation of product liability claims, antitrust litigation, environmental matters or patent disputes with competitors, which could preclude commercialization of products or negatively affect the profitability of existing products.

     - Inability to obtain existing levels of product liability insurance or denial of insurance coverage following a major product liability claim.

     - Changes in tax laws, including future changes in tax laws related to the remittance of foreign earnings or investments in foreign countries with favorable tax rates.

     - Changes in accounting standards promulgated by the Financial Accounting Standards Board; the Securities and Exchange Commission; or the American Institute of Certified Public Accountants, which are adverse to the Company.

     - Internal factors such as changes in business strategies and the impact of cost control efforts and business combinations.

     - Loss of brine leases or inability to produce the bromide ion in required quantities due to depletion of resources or other causes beyond the Company's control.

Item 2. PROPERTIES

The Company leases its principal executive offices in Indianapolis, Indiana, and owns its principal corporate facility in West Lafayette, Indiana. The Company operates 28 production facilities in 12 countries. The Company has distribution facilities at all of its plant sites. Listed under "Item 1. Business" above in the table captioned "Products and Services" are the production facilities by business unit. The Company's principal research facilities are in Mt. Prospect, IL; West Lafayette, IN; Decatur, GA; Lafayette, LA; and Trafford Park, UK. Most principal locations are owned.

In addition, the Company owns or leases warehouses, distribution centers and space for administrative and sales offices throughout the world. All of the Company's facilities are in good repair; suitable for the Company's businesses; and have sufficient capacity to meet present market demands at an efficient operating level.

Item 3. LEGAL PROCEEDINGS

The Company has been cooperating with the United States Department of Justice
(DOJ) and the European Commission since the spring of 1998 in their respective investigations of the bromine and brominated products industry. Both investigations were initiated after the Company self-reported to those agencies certain business practices that raised questions under antitrust laws. As a result of the Company's cooperation, the Company and its current directors and employees have been accepted into the DOJ's amnesty program. As a result, the Company will be exempt from United States federal criminal prosecution and fines relating to the practices in question if the Company complies with certain conditions, including its full cooperation with the DOJ's investigation and policy regarding reasonable remedial efforts. Concurrently, the Company is seeking favorable treatment under a program in the European Union that also rewards self-reporting and cooperation.

The Company believes it has fully complied with all applicable conditions to date and has continued to cooperate with the DOJ in connection with certain follow-up matters arising out of the investigation, all of which are covered by the Company's acceptance into the amnesty program. The Company intends to continue full compliance with the DOJ and European Union programs.

Participation in the above programs does not provide the Company with immunity from civil liability, including restitution claims. To date, 10 federal purported class action lawsuits and five California purported class actions have been filed against the Company, each claiming treble damages. These suits claim, among other things, that the Company conspired with others in violation of antitrust laws regarding the pricing of bromine and brominated products. The federal lawsuits have been consolidated in the District Court for the Southern District of Indiana. The plaintiffs have filed a motion to certify a class of purchasers of three particular brominated products, and the Company has opposed the motion. A ruling on the class certification is expected later this year. The California cases have been stayed pending resolution of the federal cases.

West Lafayette Corporation, a wholly-owned subsidiary of the Company, is a defendant in a judicial proceeding filed on August 30, 2000, by the State of Illinois in the Circuit Court of Illinois. The State is seeking penalties based on alleged failure to maintain air emission permits required by the State of Illinois and Federal law. The Company is currently investigating the issue and has neither agreed to nor denied the allegations. However, it is the opinion of the Company's management that the liability if any, associated with such allegations, will not have a material adverse effect on the Company.

There are also various other lawsuits and claims, other than those mentioned above, pending against the Company and certain of its consolidated subsidiaries. While it is not possible to predict or determine the outcome of legal actions brought against the Company or the ultimate cost of these actions, the Company believes the costs associated with all such actions in the aggregate will not have a material adverse effect on its consolidated financial position, liquidity or results of operations. Furthermore, no director, officer or affiliate of the Company, or any associate of any director or officer is involved, or has a material interest in, any proceeding which would have a material adverse effect on the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

As of March 5, 2001, there were approximately 2,501 stockholders of record of the Company's Common Stock. Additional information regarding the recent price and dividend history of the Company's Common Stock is set forth under the captions "Stock Price Data" and "Cash Dividends Paid Per Share" on page 45 of the 2000 Annual Report to Stockholders. This information is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA

The selected financial data for the Company for each of the last five years is set forth under the caption "Financial Review" on page 18 of the 2000 Annual Report to Stockholders and is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 through 27 of the 2000 Annual Report to Stockholders is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk information is set forth under the "Market Risks" caption of "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 26 of the 2000 Annual Report to Stockholders, which is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and its subsidiaries, listed in Item 14(a)(1) and included in the Company's 2000 Annual Report to Stockholders on pages 29-32 (Consolidated Statements of Income, Consolidated Balance Sheets, Consolidated Statements of Cash Flows and Consolidated Statements of Stockholders' Equity), and pages 33-44 (Notes to Consolidated Financial Statements) and the Report of Independent Auditors set forth in the Company's 2000 Annual Report to Stockholders on page 28, are incorporated herein by reference.

Information on quarterly results of operations, set forth in the Company's 2000 Annual Report to Stockholders under "Quarterly Results of Operations" (unaudited), at page 45, is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of the Company is contained under the headings "Proposal One: Election of Directors" in the Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 3, 2001, which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934. This information is incorporated herein by reference.

The executive officers of the Company are as follows:

                                                                                 Officer
Name and Age                  Office                                              Since
------------                  ------                                              -----
Mark P. Bulriss, 49           Chairman, President and CEO. Mr. Bulriss was        1998
                              named president and chief executive officer of
                              the Company on April 1, 1998, and became
                              chairman on May 4, 2000. He also serves as
                              chairman of OSCA, Inc. Prior to joining Great
                              Lakes Chemical Corporation, Mr. Bulriss served
                              as president of AlliedSignal Polymers, a $2.1
                              billion business unit of AlliedSignal Inc. that
                              manufactures polymers and markets nylon,
                              technical fibers, plastics, film and chemical
                              intermediates. Before being named president of
                              its polymers unit, Mr. Bulriss served as
                              president of AlliedSignal Inc.'s electronic
                              materials business. His 24-year career in
                              chemicals and plastics also includes 16 years
                              with GE Plastics, a division of the General
                              Electric Corporation. Mr. Bulriss currently
                              serves as a director of the American Chemistry
                              Council. Mr. Bulriss received a B.S. degree in
                              Chemical Engineering from Clarkson University.

Larry J. Bloom, 52            Executive Vice President and President of Water     2000
                              Treatment. Mr. Bloom assumed the position of
                              Executive Vice President of the Company in 2000.
                              Mr. Bloom joined Great Lakes in 1990 as a result
                              of the acquisition by Great

                              Lakes of BioLab, Inc., where he has served as President since 1987. From 1970 to 1987, he held various sales, marketing and technical positions with BioLab, Inc. Mr. Bloom is a graduate of Georgia Institute of Technology, receiving a B.S.
                              degree in Chemical Engineering.

Louis M. Maresca, 49          Executive Vice President and President of           1998
                              Performance Chemicals. Dr. Maresca joined the
                              Company in August 1998. From 1991 to 1998 he was
                              with The Geon Company where he served as vice
                              president and general manager of the resins
                              business. Prior to 1991 he held technology and
                              general management positions with Union Carbide
                              Corporation and GE Plastics. Dr. Maresca holds a
                              Ph. D. in organic chemistry from Columbia
                              University and an M.B.A. from Case Western
                              Reserve University.

Richard T. Higgons, 58        Senior Vice President, Business Development. Mr.    2001
                              Higgons joined the Company in 2001. Prior to
                              joining Great Lakes, Mr. Higgons was staff vice
                              president for corporate development with
                              Mallinckrodt,Inc., a position he held for five
                              years. From 1991 to 1995, he was vice president
                              for business development for Mallinckrodt's
                              chemical business. From 1988 to 1991, Mr.
                              Higgons held several senior management positions
                              in finance, business development and strategic
                              planning for Imcera Group, Inc. Mr. Higgons
                              holds a B.S. degree in Accounting from Indiana
                              Northern University.

Richard J. Kinsley, 43        Senior Vice President, Human Resources &            1999
                              Communications. Mr. Kinsley joined the Company
                              in April 1999 from AlliedSignal where he was
                              vice president, human resources for the
                              electronic materials division. Prior to his four
                              years with AlliedSignal, Mr. Kinsley spent 10
                              years with The Pfaudler Companies where he held
                              senior management positions in sales and
                              marketing, business development and human
                              resources. Mr. Kinsley holds dual B.S. degrees
                              in Economics and Business Administration from
                              LeMoyne College and an M.B.A. from the
                              University of Rochester.

Jeffrey M. Lipshaw, 46        Senior Vice President, General Counsel &            1999
                              Secretary. Mr. Lipshaw joined the Company in
                              October 1999 from Dykema Gossett PLLC, a
                              Detroit-based law firm, where he was Of Counsel
                              from February 1998, and previously an associate
                              and partner in the firm from 1979 until 1992.
                              From 1993 through 1997, Mr. Lipshaw was vice
                              president & general counsel of AlliedSignal
                              Automotive in Southfield, Michigan. Mr. Lipshaw
                              holds an A.B. from the University of Michigan
                              and a J.D. from Stanford University.

Angelo C. Brisimitzakis, 42   Vice President, Global Supply Chain Management      2000
                              and Vice President, Flame Retardants. Dr.
                              Brisimitzakis joined the Company in 1998 as Vice
                              President, Global Supply Chain, following 14
                              years at General Electric Corporation, where he
                              held leadership positions in sales, technology,
                              business development, supply chain, and business
                              management

                              functions. He was named an officer in 2000 and he was named Vice President for Flame Retardants in 2001. He earned a Ph.D. in Chemistry from New
                              York University and an M.B.A. in Marketing from NYU/Pace University.


Kevin J. Mulcrone, 49         Vice President and Controller. Mr. Mulcrone         1999
                              joined the Company in 1991 as director of audit.
                              In 1993, he transferred to BioLab, Inc., a Great
                              Lakes subsidiary, as vice president, finance. In
                              September 1999, Mr. Mulcrone assumed his present
                              position. He is a Certified Public Accountant
                              and holds a B.S. in Accountancy from the
                              University of Illinois (Urbana) and an M.B.A.
                              from Emory University.


Item 11. EXECUTIVE COMPENSATION

This information is set forth under the heading "Executive Compensation and Other Information" in the Company's Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 3, 2001, and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 3, 2001, and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is set forth under the heading "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 3, 2001, and is incorporated herein by reference.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements

The following consolidated financial statements of Great Lakes Chemical Corporation and Subsidiaries and related notes thereto, together with the report thereon of Ernst & Young LLP dated, February 9, 2001, appearing on pages 28 through 44 of the 2000 Annual Report to Stockholders, are incorporated herein by reference:

     Consolidated Statements of Income --Years ended December 31, 2000, 1999 and 1998
     Consolidated Balance Sheets -- December 31, 2000 and 1999
     Consolidated Statements of Cash Flows -- Years ended December 31, 2000, 1999 and 1998
     Consolidated Statements of Stockholders' Equity -- Years ended December 31, 2000, 1999 and 1998
     Notes to Consolidated Financial Statements -- December 31, 2000.

(a)(2)   Financial Statement Schedules

The following Consolidated Financial Statement Schedule of Great Lakes Chemical Corporation and subsidiaries is filed as part of Item 14(d) of this report and should be read in conjunction with the Consolidated Financial Statements.

          Schedule II - Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

(a)(3)   Exhibits:

         Exhibit No.       Description
         -----------       -----------
           (3)(i)          Restated Certificate of Incorporation (incorporated
                           by reference to Exhibit (3)(i) to the Company's
                           Annual Report on Form 10-K for the year ended
                           December 31, 1997)

           (3)(ii)         By-Laws, as amended through January 21, 2000

           (4)(i) Rights Agreement dated as of February 15, 1999, between the Company and Harris Trust Company of New
                           York as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed March 23,
                           1999) Indenture dated as of July 16, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to the Company's Registration Statement on Form S-3 No.
                           333-78515)

           (10)(i)         Supplemental Retirement Plan, as amended
                           (incorporated by reference to Exhibit (10)(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

           (10)(ii)(a) Deferred Compensation Plan, as amended and restated effective January 1, 1997 (incorporated by reference to Exhibit (10)(ii) to the Company's Annual Report on
                           Form 10-K for the year ended December 31, 1997)

           (10)(ii)(b)     Amendment to Deferred Compensation Plan, dated
                           November 20, 1997 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)

           (10)(iii)(a)    Supplemental Savings Plan effective January 1, 1995
                           (incorporated by reference to Exhibit (10)(iii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

           (10)(iii)(b)    Amendment to Supplemental Savings Plan effective
                           January 1, 2000, (incorporated by reference to
                           Exhibit (10)(iii) to the Company's Annual Report on
                           Form 10-K for the year ended December 31, 1999)

           (10)(iv) Standard Form of Severance Agreements (incorporated by reference to Exhibit (10)(iv) to the Company's
                           Annual Report on Form 10-K for the year ended
                           December 31, 1997)

           (10)(v)(a)      Non Employee Directors' Deferred and Long Term
                           Compensation Plan (incorporated by reference to Exhibit (10)(vi) the Company's Annual Report on Form
                           10-K for the year ended December 31, 1997)

           (10)(v)(b) Amendment No. 1 to Non Employee Directors' Deferred and Long Term Compensation Plan, effective May 6,
                           1998 (incorporated by reference to Exhibit (10)(v) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)

           (10)(vi) Split-Dollar Life Insurance (incorporated by reference to Exhibit (10)(vii) to the Company's
                           Annual Report on Form 10-K for the year ended
                           December 31, 1997)

           (10)(vii)       Standard Form of Change in Control Agreement
                           (incorporated by reference to Exhibit (10)(viii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

           (10)(viii)      Directors Retirement Plan, effective January 1, 1993
                           (incorporated by reference to Exhibit (10)(ix) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

           (10)(ix)(a)     1998 Stock Compensation Plan (incorporated by
                           reference to Exhibit 99.1 to the Company's
                           Registration Statement on Form S-8 filed August 17,
                           1998)

           (10)(ix)(b) Amendment to 1998 Employee Stock Compensation Plan dated February 15, 1999 (incorporated by reference to Exhibit (10)(ix) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)

           (10)(x)         1993 Employee Stock Compensation Plan as amended on
                           November 21, 1997 (incorporated by reference to
                           Exhibit (10)(x) to the Company's Annual Report on
                           Form 10-K for the year ended December 31, 1997)

           (10)(xi)        1984 Employee Stock Option Plan as amended February
                           10, 1997 (incorporated by reference to Exhibit
                           (10)(xi) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

           (10)(xii)       Employment Agreement with Mark P. Bulriss effective
                           April 1, 1998 (incorporated by reference to Exhibit
                           (10)(b) to the Company's Quarterly Report on Form
                           10-Q for the period ended March 31, 1998)

           (10)(xiii)      Stock Option and Restricted Stock Agreements with
                           Mark P. Bulriss effective April 1, 1998 (incorporated by reference Exhibit (10)(a) to the Company's
                           Quarterly Report on Form 10-Q for the period ended
                           June 30, 1998)

           (10)(xiv)       Employment Agreement with L. Donald Simpson dated
                           December 14, 1999 (incorporated by reference to
                           Exhibit (10)(vii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)


           (13)            2000 Annual Report to Stockholders

           (21)            Subsidiaries

           (23)            Consent of Independent Auditors

   (b)   Reports on Form 8-K

         No Reports on Form 8-K were filed during the quarter ended December 31, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT LAKES CHEMICAL CORPORATION
--------------------------------
(Registrant)

Date March 21, 2001       /s/ Mark P. Bulriss
     ---------------      ----------------------------------------------------
                          Mark P. Bulriss, Chairman , President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date  March 21, 2001       /s/ Kevin J. Mulcrone
     -----------------     ------------------------------------------------
                           Kevin J. Mulcrone, Vice President and Controller
                           (Principal Accounting Officer)

Date  March 21, 2001       /s/ Nigel D. T. Andrews
     -----------------     ------------------------------------------------
                           Nigel D. T. Andrews, Director

Date  March 21, 2001       /s/ James W. Crownover
     -----------------     ------------------------------------------------
                           James W. Crownover, Director

Date  March 21, 2001       /s/ Thomas M. Fulton
     -----------------     ------------------------------------------------
                           Thomas M. Fulton, Director

Date  March 21, 2001       /s/ Martin M. Hale
     -----------------     ------------------------------------------------
                           Martin M. Hale, Director

Date  March 21, 2001       /s/ Louis E. Lataif
     -----------------     ------------------------------------------------
                           Louis E. Lataif, Director

Date  March 21, 2001       /s/ John C. Lechleiter
     -----------------     ------------------------------------------------
                           John C. Lechleiter, Director

Date  March 21, 2001       /s/ Mack G. Nichols
     -----------------     ------------------------------------------------
                           Mack G. Nichols, Director

Date  March 21, 2001       /s/ Jay D. Proops
     -----------------     ------------------------------------------------
                           Jay D. Proops, Director

                                   SCHEDULE II

                GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED DECEMBER 31, 2000

                                                            Additions
                                     Balance at   ---------------------------------                       Balance
                                     Beginning    Charges to Costs     Charged to                         at End
Description                          of Period      and Expenses     Other Accounts   Deductions         of Period
-----------                         -----------     -----------       ---------      -----------        -----------
2000:
Reserve deducted from asset:
  Allowance for doubtful accounts
  receivable                        $ 4,730,000      $   226,000       $        --    $   145,000(A)    $ 4,811,000
                                    -----------      -----------       -----------    -----------       -----------
Accumulated amortization of
  goodwill                          $22,468,000      $ 8,828,000       $        --    $   345,000(B)    $30,951,000
                                    -----------      -----------       -----------    -----------       -----------
1999:
Reserve deducted from asset:
  Allowance for doubtful accounts
  receivable                        $ 4,134,000      $   744,000       $ 1,243,000    $ 1,391,000(A)    $ 4,730,000
                                    -----------      -----------       -----------    -----------       -----------
Accumulated amortization of
 goodwill                           $16,804,000      $ 6,845,000       $        --    $ 1,181,000(B)    $22,468,000
                                    -----------      -----------       -----------    -----------       -----------
1998:
Reserve deducted from asset:
  Allowance for doubtful accounts
  receivable                        $ 5,803,000      $    94,000       $        --    $ 1,763,000(A)    $ 4,134,000
                                    -----------      -----------       -----------    -----------       -----------
Accumulated amortization of
 goodwill                           $12,645,000      $ 4,288,000       $        --    $   129,000(B)    $16,804,000
                                    -----------      -----------       -----------    -----------       -----------


(A) Uncollectible accounts receivable written off, net of recoveries and foreign currency translation.
(B) Foreign currency translation.