Form 10-Q
period 2001-03-31
GREAT LAKES CHEMICAL CORP
filed 2001-05-15
CIK 43362

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                             -----------------------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2001
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


                                Yes    X
                                     -----
                                No
                                   -----


As of April 30, 2001, the Registrant had only one class of common stock, $1.00 par value, of which 50,274,853 shares were outstanding.

Part I - Financial Statements

                GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (millions)

                                                                                       March 31,     December 31,
                                                                                         2001           2000
                                                                                       --------      -----------
                                                                                      (Unaudited)
Assets
Current Assets
    Cash and cash equivalents                                                          $  110.4       $  222.7
    Accounts and notes receivable, less allowances of $3.9 and $4.8, respectively         429.4          390.7
    Inventories
      Finished products                                                                   300.4          281.7
      Raw materials                                                                        55.0           48.0
      Supplies                                                                             35.1           34.7
                                                                                       --------       --------
        Total inventories                                                                 390.5          364.4
    Prepaid expenses                                                                       25.4           30.0
                                                                                       --------       --------
Total Current Assets                                                                      955.7        1,007.8
                                                                                       --------       --------

Plant and Equipment                                                                     1,529.9        1,476.5
  Less allowances for depreciation, depletion and amortization                           (767.0)        (725.6)
                                                                                       --------       --------
    Net plant and equipment                                                               762.9          750.9
Goodwill                                                                                  285.1          276.5
Investments in and Advances to Unconsolidated Affiliates                                   39.0           38.2
Other Assets                                                                               73.4           61.0
                                                                                       --------       --------
                                                                                       $2,116.1       $2,134.4
                                                                                       ========       ========
Liabilities and Stockholders' Equity
Current Liabilities
     Accounts payable                                                                  $  179.8       $  167.7
     Accrued expenses                                                                     110.2          132.2
     Income taxes payable                                                                  83.0           74.9
     Dividends payable                                                                      4.0            4.0
     Notes payable and current portion of long-term debt                                    6.0            6.0
                                                                                       --------       --------
Total Current Liabilities                                                                 383.0          384.8
                                                                                       --------       --------

Long-Term Debt, less Current Portion                                                      676.1          688.2
Other Noncurrent Liabilities                                                               30.5           29.3
Deferred Income Taxes                                                                      47.7           47.8
Minority Interests                                                                         35.9           34.6
Stockholders' Equity
     Common stock, $1 par value, authorized 200.0 shares, issued 73.0 shares               73.0           73.0
     Additional paid-in capital                                                           132.7          132.5
     Retained earnings                                                                  1,895.7        1,879.6
     Accumulated other comprehensive loss                                                (106.2)         (83.1)
  Less treasury stock, at cost, 22.7 shares for 2001 and 2000                          (1,052.3)      (1,052.3)
                                                                                       --------       --------
  Total Stockholders' Equity                                                              942.9          949.7
                                                                                       --------       --------
                                                                                       $2,116.1       $2,134.4
                                                                                       ========       ========

See notes to consolidated financial statements

                GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (millions, except per share data)
                                   (Unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                                 -----------------------
                                                                   2001           2000
                                                                 --------       --------
Net Sales                                                        $  410.3       $  404.5

Operating Expenses
     Cost of products sold                                          308.1          293.2
     Selling, general and administrative expenses                    64.6           64.2
                                                                 --------       --------
Total Operating Expenses                                            372.7          357.4
                                                                 --------       --------

Operating Income                                                     37.6           47.1

Gain on Sale of Subsidiary Stock                                      4.2             --
Interest Income (Expense) - net                                      (9.0)          (8.9)
Other Income (Expense) - net                                         (3.6)           2.9

                                                                 --------       --------
Income before Income Taxes                                           29.2           41.1

Income Taxes                                                          9.0           12.7

                                                                 --------       --------
Net Income                                                       $   20.2       $   28.4
                                                                 ========       ========

Earnings per Share:
  Basic                                                          $   0.40       $   0.52
  Diluted                                                        $   0.40       $   0.52

Cash Dividends Declared per Share                                $   0.08       $   0.08

See notes to consolidated financial statements

                GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (millions)
                                   (Unaudited)

                                                                                                       Three Months Ended
                                                                                                           March 31,
                                                                                                     -----------------------
                                                                                                      2001            2000
                                                                                                     --------       --------

OPERATING ACTIVITIES
Net income                                                                                           $   20.2       $   28.4
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and depletion                                                                          23.1           25.2
     Amortization of intangibles                                                                          3.1            2.4
     Deferred income taxes                                                                               (0.1)           3.7
     Net unremitted earnings of affiliates                                                               (1.8)          (2.8)
     Loss on disposition of assets                                                                         --           (0.2)
     Gain on sale of subsidiary stock                                                                    (4.2)            --
     Other                                                                                               (3.9)           4.0
     Changes in operating assets and liabilities, net of effects of business combinations:
          Accounts receivable                                                                           (40.8)         (31.3)
          Inventories                                                                                   (26.8)         (22.5)
          Other current assets                                                                            4.3            5.8
          Accounts payable and accrued expenses                                                          (9.9)         (16.2)
          Income taxes and other current liabilities                                                     10.5           21.2
          Other noncurrent liabilities                                                                    1.7            0.5
                                                                                                     --------       --------
Net Cash (Used for) Provided by Operating Activities                                                    (24.6)          18.2


INVESTING ACTIVITIES
     Plant and equipment additions                                                                      (43.7)         (41.7)
     Business combinations, net of cash acquired                                                        (30.0)            --
     Proceeds from sale of assets                                                                         0.5            3.8
     Proceeds from sale of subsidiary stock                                                               5.4             --
     Other                                                                                                1.0            9.5
                                                                                                     --------       --------
Net Cash Used for Investing Activities                                                                  (66.8)         (28.4)


FINANCING ACTIVITIES
     Net repayments on short-term credit lines                                                           (3.7)          (3.8)

     Net proceeds from (repayments on) commercial paper and long-term borrowings                         (8.3)         (12.4)

     Proceeds from stock options exercised                                                                 --            0.8
     Cash dividends paid                                                                                 (4.0)          (4.4)

     Repurchase of common stock                                                                            --           (7.0)
     Other                                                                                                0.8            2.6
                                                                                                     --------       --------
Net Cash Used for Financing Activities                                                                  (15.2)         (24.2)
Effect of Exchange Rate Changes on Cash and Cash Equivalents                                             (5.7)          (1.0)

                                                                                                     --------       --------

Decrease in Cash and Cash Equivalents                                                                  (112.3)         (35.4)
Cash and Cash Equivalents at Beginning of Year                                                          222.7          478.3
                                                                                                     --------       --------

Cash and Cash Equivalents at End of Period                                                           $  110.4       $  442.9
                                                                                                     ========       ========

See notes to consolidated financial statements

                GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (millions, except as indicated)
                                   (Unaudited)


NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair presentation of the interim financial statements. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the consolidated financial statements and footnotes included in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2: NEW ACCOUNTING STANDARDS AND RECLASSIFICATIONS

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Based on the Company's derivative positions at January 1, 2001, the effect of the adoption of this Statement had an immaterial impact on the results of operations and other comprehensive income at January 1, 2001. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities and requires that all derivatives be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101) and amended it in March and June 2000 with respect to the effective dates. The Company has evaluated the provisions of SAB 101 and determined it did not have a material effect on the Company's financial position or results of operations.

Certain prior period amounts have been reclassified to conform with the current year's presentation. As prescribed in EITF 00-10 "Accounting for Shipping and Handling Fees and Costs", the Company began reclassifying shipping and handling costs from a component of net sales to cost of products sold in the fourth quarter of 2000. The effect of these reclassifications increased net sales and cost of products sold by equal amounts. The reclassifications had no effect on operating income or net income. This change required a restatement of net sales and cost of products sold amounts for all periods presented.

NOTE 3: INCOME TAXES

A reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate is as follows:

                                                        Three Months Ended
                                                              March 31,
                                                    ----------------------------
                                                      2001               2000
                                                    ---------          ---------

     U.S. federal income tax rate                      35.0%             35.0%
     Changes resulting from:
       State income taxes                               1.6               1.6
       International operations                        (1.2)             (2.2)
       Gain on sale of subsidiary stock                 0.5                --
       Other                                           (4.9)             (3.4)
                                                    ---------          ---------
     Effective Income Tax Rate                         31.0%             31.0%
                                                    =========          =========



NOTE 4: COMPREHENSIVE INCOME

Comprehensive income for the three months ended March 31 is as follows:

                                                        Three Months Ended
                                                              March 31,
                                                    ----------------------------
                                                      2001               2000
                                                    ---------          ---------
     Net income                                      $ 20.2            $ 28.4
     Other comprehensive loss                         (23.1)            (12.4)
                                                    ---------          ---------
     Comprehensive (loss) income                     $ (2.9)           $ 16.0
                                                    =========          =========


NOTE 5: EARNINGS PER SHARE

The computation of basic and diluted earnings per share is determined by dividing net income as reported as the numerator, by the number of shares included in the denominator as follows:

                                                        Three Months Ended
                                                             March 31,
                                                    ----------------------------
                                                       2001              2000
                                                    ---------          ---------
     Denominator for basic earnings per share
       (weighted-average shares)                       50.3              54.5
     Effect of dilutive securities                      0.1               0.1
                                                    ---------          ---------
     Denominator for diluted earnings per share        50.4              54.6
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

The Company evaluates business unit performance and allocates resources based on operating income which represents net sales less cost of products sold and selling, general and administrative expenses. Each of the Company's segments uses bromine as a raw material in their production processes. Bromine is transferred at cost to all business segments, except Energy Services and Products. Their cost is based on a bromine supply agreement. In addition, assets used in the production of bromine are allocated to each business unit based on the percentage of production consumed, except Energy Services and Products which does not receive an allocation.

                                                         Three Months Ended
                                                             March 31,
                                                      ------------------------
                                                        2001           2000
                                                      ---------      ---------

Net Sales by Segment to External Customers:
  Polymer Additives                                   $   167.5      $   180.9
  Performance Chemicals                                    87.8           90.2
  Water Treatment                                         110.1          106.1
  Energy Services and Products                             43.8           26.5
                                                      ---------      ---------
Total sales of reportable segments                        409.2          403.7
  Corporate and Other                                       1.1            0.8
                                                      ---------      ---------
                                                      $   410.3      $   404.5
                                                      =========      =========
Segment Profit (Loss):
  Polymer Additives                                   $     4.9      $    17.5
  Performance Chemicals                                    21.9           20.2
  Water Treatment                                          15.2           17.4
  Energy Services and Products                              5.7            1.2
                                                      ---------      ---------
Total profits of reportable segments                       47.7           56.3
  Corporate and Other                                     (10.1)          (9.2)
                                                      ---------      ---------
Operating income                                           37.6           47.1
Gain on sale of subsidiary stock                            4.2             --
Interest income (expense) - net                            (9.0)          (8.9)
Other income (expense) - net                               (3.6)           2.9
                                                      ---------      ---------
Income before income taxes                            $    29.2      $    41.1
                                                      =========      =========


                                                       March 31,    December 31,
                                                         2001          2000
                                                      ---------      ---------
Segment Assets:

Polymer Additives                                      $  885.6      $   813.3
Performance Chemicals                                     398.5          439.2
Water Treatment                                           456.4          396.1
Energy Services and Products                              130.0          122.1
Corporate and Other                                       245.6          363.7
                                                      ---------      ---------
                                                      $ 2,116.1      $ 2,134.4
                                                      =========      =========

The increase in Water Treatment assets results from the seasonal nature of recreational water treatment sales and the acquisition of Aqua Clear. The decrease in Corporate and Other is due primarily to the use of cash and cash equivalents to fund operations, business acquisitions and plant and equipment additions.

NOTE 7: GAIN ON SALE OF SUBSIDIARY STOCK

Effective June 15, 2000, the Company sold 40% of its ownership in OSCA, Inc.
(OSCA), a wholly-owned subsidiary (Energy Services and Products business unit) through an initial public offering. Net proceeds of approximately $79 million from the initial sale were paid to the Company by OSCA to satisfy indebtedness. The initial sale resulted in a $51.9 million non-taxable gain to the Company, which was recognized in the second quarter of 2000. Subsequently, on July 13, 2000 the over-allotment option granted to the underwriters was exercised and resulted in an additional $12 million of net proceeds. The over-allotment exercise resulted in an additional non-taxable gain to the Company of $8.5 million, which was recorded in the third quarter of 2000. The initial sale and the over-allotment option exercise resulted in the Company selling a total of 43.4% of its ownership interest in this subsidiary.

In addition to the above, during the first quarter of 2001, the Company sold 250,000 shares of its Class B common stock of OSCA pursuant to Rule 144 under the Securities Act of 1933. The terms of this transaction provided that upon the sale of these Class B shares, the shares were automatically converted to Class A common stock of OSCA. Net proceeds from this sale were approximately $5.4 million, which resulted in a $4.2 million taxable gain to the Company.

The combination of the initial sale, over-allotment option exercise and the Rule 144 sale has resulted in the Company selling a total of 45.1% of its ownership interest in this subsidiary. OSCA, Inc. continues to be included in consolidated financial position and results of operations due to the Company's ability to exert significant influence over OSCA, Inc. as a result of its continuing ownership and voting interest.

NOTE 8: ACQUISITIONS

On February 14, 2001 the Company finalized its acquisition of the Optical Monomers business from Akzo Nobel Polymer Chemicals LLC for approximately $30 million in cash, which was funded with available cash and borrowing capacity. The Optical Monomers business operates at a leased manufacturing site in Pasadena, Texas and has sales and support networks throughout the United States and Europe. This acquisition was accounted for using the purchase method of accounting with its results of operations included since the date of acquisition. Goodwill resulting from the acquisition amounted to approximately $11.5 million and is being amortized over 20 years.

NOTE 9: COMMITMENTS AND CONTINGENCIES

The Company is subject to various lawsuits and claims with respect to matters such as governmental regulations, income taxes and other actions arising out of the normal course of business. The Company is also subject to contingencies pursuant to environmental laws and regulations that in the future may require the Company to take action to correct the effects on the environment of prior manufacturing and waste disposal practices.

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

Participation in the above programs does not provide the Company with immunity from civil liability, including restitution claims. To date, 10 federal purported class action lawsuits and five California purported class actions have been filed against the Company, each claiming treble damages. These suits claim, among other things, that the Company conspired with others in violation of the antitrust laws regarding the pricing of bromine and brominated products. The federal lawsuits have been consolidated in the District Court for the Southern District of Indiana. The plaintiffs have filed a motion to certify a class of purchasers of three particular brominated products, and the Company has opposed the motion. A ruling on the class certification is expected later this year. The California cases have been stayed pending resolution of the federal cases.

Environmental remediation costs that relate to current operations are expensed or capitalized as appropriate. Costs that relate to an existing condition caused by past operations, and that do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments are made or remedial efforts are probable and the costs can be reasonably estimated.

While it is not possible to predict or determine the outcome of actions brought against the Company or the ultimate cost of environmental matters, the Company believes that the costs associated with all such matters will not have a material adverse effect on its consolidated financial position or consolidated results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND OTHER MATTERS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and Management's Discussion and Analysis contained in the 2000 Annual Report on Form 10-K and the unaudited interim consolidated financial statements included elsewhere in this report. All references to earnings per share contained in this report are diluted earnings per share unless otherwise noted.

The following table sets forth the percentage relationship to net sales of certain income statement items for the Company's continuing operations:

                                                            Three Months Ended
                                                                  March 31,
                                                            ------------------
                                                              2001      2000
                                                            --------   -------
                                                                %         %
     Net Sales                                                 100.0     100.0
     Gross Profit                                               24.9      27.5
     Selling, General and Administrative Expenses               15.7      15.9
                                                            --------   -------
     Operating Income                                            9.2      11.6
     Gain on Sale of Subsidiary Stock                            1.0        --
     Interest Income (Expense) - net                            (2.2)     (2.2)
     Other Income (Expense) - net                               (0.9)      0.7
                                                            --------   -------
     Income before Income Taxes                                  7.1      10.1
     Income Taxes                                                2.2       3.1
                                                            --------   -------
     Net Income                                                  4.9       7.0
                                                            ========   =======


RESULTS OF OPERATIONS

Net sales increased 1.4% to $410.3 million from $404.5 million in the prior year primarily due to increased sales volume in the Water Treatment business unit resulting from the acquisition of Aqua Clear coupled with significant volume expansion and moderate price increases in the Energy Services and Products
(OSCA) business unit. These sales increases were partially offset by slowing end markets and price pressures in the Polymer Additives business unit and unfavorable foreign exchange impact on all business units. Sales volumes increased 4% in the quarter, of which 2% was due to organic growth and the remaining 2% attributable to acquisitions. In addition, first quarter 2001 net sales also benefited by $7.9 million from a customer's decision to prematurely terminate a take or pay supply contract.

Gross profit margins decreased to 24.9% from 27.5% in the prior year. Escalating energy costs and higher raw material costs, which impacted all business units, lower selling prices in the Polymer Additives business unit and less favorable sales mix in the Water Treatment business unit contributed to the decrease. This decrease was partially offset by the increased volume and favorable product mix in the Energy Services and Products business unit.

Selling, general and administrative expenses increased $0.4 million to $64.6 million, however as a percent of net sales these expenses decreased from 15.9% to 15.7%. Decreases in selling, general and administrative expenses resulting from cost containment efforts undertaken by the Company, were more than offset by increased legal expenses.

Operating income decreased $9.5 million to $37.6 million from $47.1 million in the prior year. This decrease reflects the impact of higher energy and raw material costs, higher legal spending and the impact of ice storms early in the quarter at the South Arkansas manufacturing facility.

Interest income (expense) - net remained in line with the prior year. Lower interest income resulting from lower average cash balances was substantially offset by reduced debt levels and lower average interest rates.

Other income (expense) - net decreased $6.5 million from a net other income of $2.9 million in the prior year to a net other expense of $(3.6) million. This decrease is attributable to increased amortization expense combined with an increase in minority interest expense associated with OSCA.

Income taxes were 31.0% of income before taxes for the first quarter of 2001 and 2000. Income tax expense decreased $3.7 million to $9.0 million due entirely to lower levels of pre-tax income.

Net income was $20.2 million or $0.40 per share in 2001, as compared to $28.4 million or $0.52 per share in 2000.

SEGMENT INFORMATION

Set forth below is a discussion of the operations of the Company's business segments: Polymer Additives, Performance Chemicals, Water Treatment and Energy Services and Products. Operating income, which is the income measure the Company uses to evaluate business segment performance, represents net sales less costs of products sold and selling, general and administrative expenses. Each of the Company's segments uses bromine as a raw material in their production process. Bromine is transferred at cost to all business segments, except Energy Services and Products. Their cost is based upon a bromine supply agreement. In addition, assets used in the production of bromine are allocated to each business unit based on the percentage of production consumed, except for Energy Services and Products, which does not receive an allocation.

POLYMER ADDITIVES

The Polymer Additives business unit is a leading provider of plastic additive solution and service packages. Polymer Additives brings the most comprehensive product basket of flame retardants, polymer stabilizers and antimony-based derivatives to the global marketplace. Results for the first quarter are as follows:


                                          2001          2000
                                          ----          ----
          Net Sales                     $  167.5      $  180.9
          Operating Income              $    4.9      $   17.5

Net sales decreased $13.4 million or 7.4% compared to the prior year. This decrease reflects the continued slowing in certain end markets and a competitive pricing environment present in this business unit. This decrease was partially offset by the acquisition of the optical monomer business on February 14, 2001.

Operating income decreased $12.6 million to $4.9 million compared to prior year. Operating income decreases were primarily due to the decreases in net sales combined with escalating energy costs and higher raw material costs.

PERFORMANCE CHEMICALS

The Performance Chemicals business unit is a global supplier of value-added products and services to broad and diverse markets that include life sciences, agrochemicals, electronics and telecommunications. The Performance Chemicals business is a collection of individual businesses providing products and services that meet highly specific requirements for pharmaceutical, agrochemical and industrial chemical applications. Results for the first quarter are as follows:


                                       2001            2000
                                       ----            ----
         Net Sales                   $   87.8        $   90.2
         Operating Income            $   21.9        $   20.2

Net sales decreased $2.4 million or 2.7% in the first quarter. This decrease reflects a slowing in information technology infrastructure and telecommunications spending which impacts sales volumes in the Fluorine business and sharply lower sales in the Fine Chemicals business. In addition, first quarter 2001 net sales also benefited by $7.9 million from a customer's decision to prematurely terminate a take or pay supply contract.

Operating income increased $1.7 million or 8.4% compared to prior year. This increase in operating income reflects the benefit associated with termination of the take or pay supply contract noted above offset in part by lower sales combined with higher energy and raw material costs.

WATER TREATMENT

The Company's Water Treatment business unit, through its BioLab subsidiary, is the world's leading provider of recreational water care products to the consumer. In addition, this business unit, through its proprietary position in polymaleate chemistry, and as the world's foremost provider of bromine-based biocides, BioLab Water Additives is a leading supplier of corrosion inhibitors, scale control and desalination solutions. Results for the first quarter are as follows:

                                       2001            2000
                                       ----            ----
         Net Sales                   $  110.1        $  106.1
         Operating Income            $   15.2        $   17.4

Water Treatment net sales increased 3.8% to $110.1 million from $106.1 million in the prior year. This increase is attributable primarily to the acquisition of Aqua Clear in July of 2000. Net sales growth was hampered by unfavorable weather conditions in the Southern portion of the United States combined with heightened customer focus on managing inventory levels more closely as the pool season approaches. Water Treatment's first quarter organic growth of 2% was offset by the negative effects of foreign exchange.

Operating income declined from a first quarter record of $17.4 million in 2000 to $15.2 million in 2001. A combination of higher raw material costs, less favorable sales mix and a scale back in production levels to better align inventories with customer order patterns drove the decline.

ENERGY SERVICES AND PRODUCTS

The Energy Services and Products business unit (OSCA) is a leading provider of oil and gas well completion products and services. OSCA offers a comprehensive array of products and services including sand control, well stimulation, coiled tubing and custom downhole tool packages. These products and services are available separately or as integrated packages. Results for the first quarter are as follows:

                                     2001           2000
                                     ----           ----
        Net Sales                  $   43.8       $   26.5
        Operating Income           $    5.7       $    1.2

Net sales for the first quarter increased 65.3% to $43.8 million from $26.5 million compared to the prior year. Volume expansion accompanied by moderate price increases, increased market penetration and higher activity levels drove the increase.

Operating income increased 375% to $5.7 million in the first quarter of 2001. This impressive increase is due primarily to the increase in the overall sales volume and favorable product mix. In addition, the percentage of selling, general and administrative expenses to net sales decreased to 12.3% from 18.8% in the prior year.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Trade accounts receivable increased $38.4 million to $395.9 million at March 31, 2001, as compared to year end and increased $35.8 million year over year. The increase from year end is attributable to the seasonal increase in sales in the Water Treatment business unit. The year over year increase is due primarily to increases in the Energy Services and Products activity levels and the effects of a greater customer interest in the customary forward-buy program offered by Water Treatment during the fourth quarter of 2000.

Inventories were $390.5 million at March 31, 2001, an increase of $26.1 million from year end and an increase of $54.2 million from a year ago. The increase from year end results primarily from seasonal requirements in the Water Treatment business unit. The year over year increase is due to higher inventory levels in the Water Treatment business unit, which includes the effect of the Aqua Clear acquisition and increased levels of inventory in the Polymer Additives business unit reflecting the slowing of demand in certain end markets.

Current liabilities are consistent with year end and have increased $44.8 million from a year ago. This increase reflects an increase in accounts payable of $36.4 million combined with an increase in income taxes payable due to the timing of tax payments.

Operating activities used $24.6 million in cash during the first quarter of 2001 reflecting the impact of the aforementioned working capital changes, which have occurred since year end. This use of cash combined with the use of cash for capital spending and the acquisition of the optical monomers business, accounts for the majority of the decrease in cash and cash equivalents of $112.3 million since year end.

Capital spending during the quarter amounted to $43.7 million. Spending for the year is expected to be approximately $140 million.

OTHER MATTERS

ACQUISITIONS

Refer to Note 8 of the Notes to the Consolidated Financial Statements for a discussion of acquisitions.


SPECIAL CHARGES

During the second quarter of 2000 the Company announced cost reduction initiatives to further streamline operations, strengthen the Company's competitive position and continue to provide a strong platform for future growth. The major components of this repositioning plan included consolidation of the Company's three antimony manufacturing operations, elimination of approximately 375 manufacturing and research and development positions, primarily in the Polymer Additives business unit and impairment or disposal of certain under-performing and nonstrategic assets. The asset impairments related to four Polymer Additives manufacturing locations, including sites in Europe and the United States, and six Performance Chemicals locations, including sites in the United States, United Kingdom and Germany. The special charges related to the 2000 repositioning plan totaled $66.4 million and consisted of $43.8 million for asset impairments, $16.4 million for severance costs and $6.2 million for plant closure and environmental costs.

A progression of the reserve balance to March 31, 2001 is as follows:


                                              Reserve Balance            2001         Reserve Balance
Description                                at December 31, 2000        Activity      at March 31, 2001
--------------------------------------------------------------------------------------------------------
Severance Costs                                  $ 8.1                  $(3.0)              $5.1
Plant Closure and Environmental Costs              4.9                   (0.6)               4.3
--------------------------------------------------------------------------------------------------------
                                                 $13.0                  $(3.6)              $9.4

In the fourth quarter of 1999, the Board of Directors took action to further streamline the Polymer Additives business unit, to provide a more flexible data processing solution to the Company's manufacturing operations and to write down certain assets formerly used in the Energy Services and Products' Mexico environmental business. The plan was developed to increase the Company's focus on its core specialty chemicals businesses and to position these operations to achieve higher growth and profitability. The special charges related to the 1999 repositioning plan totaled $25.4 million and consisted of $23.3 million for asset impairments and $2.1 million for severance costs.

A progression of the reserve balance from December 31, 2000 to March 31, 2001 is as follows:

                               Reserve Balance               2001           Reserve Balance
Description                  at December 31, 2000         Activity         at March 31, 2001
----------------------------------------------------------------------------------------------
Severance Costs                      $0.4                    $--                  $0.4
----------------------------------------------------------------------------------------------
                                     $0.4                    $--                  $0.4

The 1998 portion of the repositioning plan affects the Polymer Additives, Performance Chemicals and Energy Services and Products business units and includes both domestic and international operations primarily in France, Italy and the United Kingdom. The plan provided for improving manufacturing productivity; the closing of production units at four sites; and the consolidation of U.S. flame retardant production. Additionally, there was consolidation of certain sales offices and research and development facilities. As a result of these actions, approximately 500 positions were eliminated. The special charges related to the 1998 repositioning plan totaled $116.5 million and consisted of $56.5 million for asset impairments, $17.6 million for severance costs, $10.1 million for plant closure and environmental costs, $20.5 for senior management transition, $4.4 for lease costs and $7.4 million of other related costs.

A progression of the reserve balance from December 31, 2000 to March 31, 2001 is as follows:

                                     Reserve Balance             2001          Reserve Balance
Description                       at December 31, 2000         Activity       at March 31, 2001
-------------------------------------------------------------------------------------------------
Severance Costs                           $1.7                  $  --               $1.7
Plant Closure and Environmental            0.2                   (0.1)               0.1
Senior Management Transition               3.1                   (0.4)               2.7
Lease Costs                                0.3                   (0.3)                --
-------------------------------------------------------------------------------------------------
                                          $5.3                  $(0.8)              $4.5

In accordance with a plan approved by the Board of Directors in December 1997, the Company took a series of actions to restructure its Water Treatment business and eliminate underperforming assets. The special charges related to the 1997 repositioning plan totaled $49.8 million and consisted of $38.0 million for asset impairments, $1.9 million for severance costs and $9.9 million for plant closure and other related costs.

A progression of the reserve balance from December 31, 2000 to March 31, 2001 is as follows:

                                    Reserve Balance             2001          Reserve Balance
Description                       at December 31, 2000        Activity       at March 31, 2001
-------------------------------------------------------------------------------------------------
Severance Costs                           $0.3                  $  --               $0.3
Other                                      0.6                     --                0.6
-------------------------------------------------------------------------------------------------
                                          $0.9                  $  --               $0.9


DISPOSITIONS

Refer to Note 7 of the Notes to the Consolidated Financial Statements for a discussion of disposition activity.

ACCOUNTING CHANGES

Refer to Note 2 of the Notes to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.

FORWARD-LOOKING STATEMENTS

This quarterly report, including Management's Discussion and Analysis, contains both historical information and forward-looking statements. Whenever possible, the Company has identified these forward-looking statements by such forward-looking terminology as "believes", "expects", "may", "will likely result", "estimates", "anticipates", "should" or the negative thereof, or other variations in comparable terminology. Such forward-looking statements are based on management's current views and assumptions regarding future events, future business conditions and the outlook for the Company based on currently available information. These forward-looking statements involve risks and uncertainties that could affect the Company's operations, markets, products, services, prices and other factors. These risks and uncertainties include, but are not limited to, economic, competitive, governmental and technological factors. Accordingly, there can be no assurance that the Company's expectations will be realized.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our foreign exchange or interest rate risk from the information provided in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Part II. - Other Information


Item 6. Exhibits and Reports on Form 8-K

  (a)    Exhibits filed as part of the report are listed below:

         None

  (b) The Company did not file, nor was it required to file, a form 8-K during the quarter for which this report was filed.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 14, 2001                       By: /s/  Kevin J. Mulcrone
     ----------------                         ----------------------------------
                                                   Kevin J. Mulcrone
                                                   Vice President and Controller