Form 10-Q
period 2001-06-30
GREAT LAKES CHEMICAL CORP
filed 2001-08-14
CIK 43362

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                             -----------------------
                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2001
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


                                      YES  X
                                         ----
                                      NO
                                         ----

AS OF JULY 31, 2001, THE REGISTRANT HAD ONLY ONE CLASS OF COMMON STOCK, $1.00 PAR VALUE, OF WHICH 50,282,185 SHARES WERE OUTSTANDING.

     PART I - FINANCIAL STATEMENTS

                GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (millions)
--------------------------------------------------------------------------------

                                                                                                 June 30,          December 31,
                                                                                                   2001                2000
                                                                                             -----------------  ------------------
                                                                                                (Unaudited)
     Assets
     Current Assets
         Cash and cash equivalents                                                                   $   135.7           $   222.7
         Accounts and notes receivable, less allowances of $4.1 and $4.8,                                422.9               390.7
              respectively
         Inventories
           Finished products                                                                             258.6               281.7
           Raw materials                                                                                  55.0                48.0
           Supplies                                                                                       34.2                34.7
                                                                                             -----------------  ------------------
             Total inventories                                                                           347.8               364.4
         Prepaid expenses                                                                                 33.7                30.0
                                                                                             -----------------  ------------------
     Total Current Assets                                                                                940.1             1,007.8
                                                                                             -----------------  ------------------

     Plant and Equipment                                                                               1,499.4             1,476.5
       Less allowances for depreciation, depletion and amortization                                     (766.5)             (725.6)
                                                                                             -----------------  ------------------
         Net plant and equipment                                                                         732.9               750.9
     Goodwill                                                                                            168.0               276.5
     Investments in and Advances to Unconsolidated Affiliates                                             34.0                38.2
     Other Assets                                                                                         57.0                61.0
                                                                                             -----------------  ------------------
                                                                                                    $  1,932.0          $  2,134.4
                                                                                             =================  ==================
     Liabilities and Stockholders' Equity
     Current Liabilities
          Accounts payable                                                                           $   186.9           $   167.7
          Accrued expenses                                                                               150.3               132.2
          Income taxes payable                                                                            21.3                74.9
          Dividends payable                                                                                4.0                 4.0
          Notes payable and current portion of long-term debt                                              6.2                 6.0
                                                                                             -----------------  ------------------
     Total Current Liabilities                                                                           368.7               384.8
                                                                                             -----------------  ------------------

     Long-Term Debt, less Current Portion                                                                679.9               688.2
     Other Noncurrent Liabilities                                                                         29.7                29.3
     Deferred Income Taxes                                                                                47.5                47.8
     Minority Interests                                                                                   39.9                34.6
     Stockholders' Equity
          Common stock, $1 par value, authorized 200.0 shares, issued 73.0 shares                         73.0                73.0
          Additional paid-in capital                                                                     133.0               132.5
          Retained earnings                                                                            1,738.0             1,879.6
          Accumulated other comprehensive loss                                                          (125.4)              (83.1)
       Less treasury stock, at cost, 22.7 shares for 2001 and 2000                                    (1,052.3)           (1,052.3)
                                                                                             -----------------  ------------------
       Total Stockholders' Equity                                                                        766.3               949.7
                                                                                             -----------------  ------------------
                                                                                                    $  1,932.0          $  2,134.4
                                                                                             =================  ==================
      See notes to consolidated financial statements


                GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (millions, except per share data)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                             Three Months Ended                      Six Months Ended
                                                                  June 30,                               June 30,
                                                     ------------------------------------  --------------------------------------
                                                           2001               2000                2001                2000
                                                     -----------------  -----------------  ------------------  ------------------

     Net Sales                                               $   461.4          $   442.6           $   871.7           $   847.1

     Operating Expenses
          Cost of products sold                                  380.1              310.9               688.2               604.1
          Selling, general and administrative                     70.1               66.1               134.7               130.3
             expenses
          Special charges                                        184.0               66.4               184.0                66.4
                                                     -----------------  -----------------  ------------------  ------------------
     Total Operating Expenses                                    634.2              443.4             1,006.9               800.8
                                                     -----------------  -----------------  ------------------  ------------------

     Operating Income (Loss)                                    (172.8)              (0.8)             (135.2)               46.3

     Gain on Sale of Subsidiary Stock                              5.2               51.9                 9.4                51.9
     Interest Income (Expense) - net                              (9.1)              (7.4)              (18.1)              (16.3)
     Other Income (Expense) - net                                (30.6)               4.3               (34.2)                7.2

                                                     -----------------  -----------------  ------------------  ------------------
     Income (Loss) before Income Taxes                          (207.3)              48.0              (178.1)               89.1

     Income Taxes (Credit)                                       (53.6)               7.8               (44.6)               20.5

                                                     -----------------  -----------------  ------------------  ------------------
     Net Income (Loss)                                      $   (153.7)        $     40.2          $   (133.5)         $     68.6
                                                     =================  =================  ==================  ==================

     Earnings per Share:
       Basic                                                $    (3.06)        $     0.75          $    (2.65)         $     1.27
       Diluted                                              $    (3.06)        $     0.75          $    (2.65)         $     1.27

     Cash Dividends Declared per Share                       $    0.08         $     0.08           $    0.16          $     0.16

     See notes to consolidated financial statements


                GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (millions)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                     Six Months Ended
                                                                                                         June 30,
                                                                                          ---------------------------------------
                                                                                                  2001                2000
                                                                                           ------------------  ------------------
     OPERATING ACTIVITIES
     Net income (loss)                                                                            $    (133.5)         $     68.6
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Depreciation and depletion                                                                     46.7                49.8
          Amortization of intangibles                                                                     6.6                 4.5
          Provisions for inventory write-downs                                                           23.8                  --
          Deferred income taxes                                                                           0.8                 3.7
          Net unremitted earnings of affiliates                                                          (2.1)               (3.4)
          (Gain) loss on disposition of assets                                                            6.5                (0.1)
          Special charges                                                                               184.0                66.4
          Gain on sale of subsidiary stock                                                               (9.4)              (51.9)
          Other                                                                                         (14.5)               (2.6)
          Changes in operating assets and liabilities, net of effects of business combinations:
               Accounts receivable                                                                      (40.2)              (78.9)
               Inventories                                                                              (15.4)              (26.5)
               Other current assets                                                                      (3.2)                5.8
               Accounts payable and accrued expenses                                                     27.4                37.3
               Income taxes and other current liabilities                                               (54.1)               26.7
               Other noncurrent liabilities                                                               3.8                 0.4
                                                                                           ------------------  ------------------
     Net Cash Provided by Operating Activities                                                           27.2                99.8


     INVESTING ACTIVITIES
          Plant and equipment additions                                                                 (90.6)              (83.9)
          Business combinations, net of cash acquired                                                   (30.5)                 --
          Proceeds from sale of assets                                                                    1.1                 3.1
          Proceeds from sale of subsidiary stock                                                         11.7                79.0
          Other                                                                                           6.9               (14.9)
                                                                                           ------------------  ------------------
     Net Cash Used for Investing Activities                                                            (101.4)              (16.7)


     FINANCING ACTIVITIES
          Net repayments on short-term credit lines                                                      (3.5)               (1.3)
          Net repayments on commercial paper and long-term borrowings                                    (4.8)             (209.5)
          Proceeds from stock options exercised                                                           0.1                 0.3
          Cash dividends paid                                                                            (8.1)               (8.7)
          Repurchase of common stock                                                                       --               (75.3)
          Other                                                                                           6.4                19.1
                                                                                           ------------------  ------------------
     Net Cash Used for Financing Activities                                                              (9.9)             (275.4)
     Effect of Exchange Rate Changes on Cash and Cash Equivalents                                        (2.9)               (2.5)
                                                                                           ------------------  ------------------

     Decrease in Cash and Cash Equivalents                                                              (87.0)             (194.8)
     Cash and Cash Equivalents at Beginning of Year                                                     222.7               478.3
                                                                                           ------------------  ------------------

     Cash and Cash Equivalents at End of Period                                                    $    135.7          $    283.5
                                                                                           ==================  ==================
         See notes to consolidated financial statements


                GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (millions, except as indicated)
                                   (Unaudited)
--------------------------------------------------------------------------------

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

NOTE 2: NEW ACCOUNTING STANDARDS AND RECLASSIFICATIONS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The pooling of interest method is no longer permitted for business combinations initiated after June 30, 2001.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the statement on goodwill balances at June 30, 2001 is expected to result in an annual increase in net income of approximately $4.5 million or $0.09 per share. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

Certain prior period amounts have been reclassified to conform to the current year's presentation. As prescribed in EITF 00-10 "Accounting for Shipping and Handling Fees and Costs," the Company began reclassifying shipping and handling costs from a component of net sales to cost of products sold in the fourth quarter of 2000. The effect of these reclassifications increased net sales and cost of products sold by equal amounts. The reclassifications had no effect on operating income or net income. This change required a restatement of net sales and cost of products sold amounts for all periods presented.

NOTE 3: INCOME TAXES

A reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate is as follows:

                                                                         Six Months Ended
                                                                             June 30,
                                                              ----------------------------------
                                                                   2001               2000
                                                              --------------     ---------------
          U.S. federal income tax rate                           (35.0)%              35.0%
          Changes resulting from:
            State income taxes                                     0.8                 1.7
            International operations                               1.0                (2.2)
            Gain on sale of subsidiary stock                       0.4               (10.1)
            Non-deductible goodwill                                2.1                 0.2
            Change in valuation allowance                         10.4                 3.1
            Other                                                 (4.7)               (4.7)
                                                              --------------     ---------------
          Effective Income Tax Rate                              (25.0)%              23.0%
                                                              ==============     ===============

During the second quarter of 2001, the effective income tax rate decreased from 31% to (25)% due primarily to the increase in the valuation allowance and non-deductible goodwill write-offs related to the second quarter 2001 repositioning activities (see Note 5).

NOTE 4: COMPREHENSIVE INCOME

Comprehensive income (loss) for the three and six months ended June 30 is as follows:

                                                                Three Months Ended                       Six Months Ended
                                                                     June 30,                                June 30,
                                                     -------------------------------------   -------------------------------------
                                                            2001               2000                2001                2000
                                                     ------------------  -----------------   -----------------  ------------------
          Net income (loss)                                  $   (153.7)         $    40.2          $   (133.5)          $    68.6
          Other comprehensive loss                                (19.2)              (4.5)              (42.3)              (17.3)
                                                     ------------------  -----------------   -----------------  ------------------
          Comprehensive income (loss)                        $   (172.9)         $    35.7          $   (175.8)          $    51.3
                                                     ==================  =================   =================  ==================

     NOTE 5: SPECIAL CHARGES, INVENTORY WRITE-DOWNS AND OTHER CHARGES

On June 27, 2001, the Company's Board of Directors approved a detailed repositioning plan which provides for a series of cost reduction initiatives which will further streamline operations, strengthen the Company's competitive position and continue to provide a strong platform for future growth. The major components of this repositioning plan include the consolidation of certain Polymer Additives and Fine Chemicals operations, resulting in two planned plant closures; elimination of approximately 215 manufacturing and research and development positions and the impairment of certain underperforming and non-strategic long-lived assets, including goodwill. The Company expects to realize approximately $30 million in annual pre-tax savings as a result of the repositioning actions.

The special charges related to the second quarter component of the repositioning plan total $185.1 million, $142.7 million after income taxes or $2.83 per share for the three and six months ended June 30, 2001. The $185.1 million of special charges consisted of $151.3 million of asset impairments, including $37.3 million for fixed asset impairments and $114.0 million of impaired goodwill, $15.5 million of severance costs, $13.5 million for plant closure and environmental costs and $4.8 million of other costs.

Net special charges for the three and six months ended June 30, 2001 totaled $184.0 million. This reflects the $185.1 million charge recorded in the second quarter of 2001 offset by a net reversal of $0.7 million related to the 2000 special charge and a reversal of $0.4 million which was the remaining amount of the 1999 special charge reserve balance no longer required. The effect of the $1.1 million special charge reversal on an after tax basis was $0.8 million or $0.02 per share. The net of the 2001 special charges and reversals are reflected in the 2001 consolidated statement of income as a separate component of operating income.

Details of the second quarter 2001 special charge by business unit and a reconciliation to the reserve balance at June 30, 2001 are as follows:

                                                         Amount of Charge          Second Quarter,          Reserve Balance
     Description                                      in Second Quarter, 2001      2001  Activity          at June 30, 2001
     ------------------------------------------------------------------------- -----------------------------------------------
     Asset Impairment (non-cash):
         Polymer Additives                                   $ 43.3                   $ (43.3)                 $  --
         Performance Chemicals                                108.0                    (108.0)                    --
     ------------------------------------------------------------------------- -----------------------------------------------
                                                              151.3                    (151.3)                    --
     Severance Costs:
         Polymer Additives                                      9.6                      --                       9.6
         Performance Chemicals                                  4.7                      --                       4.7
         Water Treatment                                        0.2                      --                       0.2
         Corporate                                              1.0                      --                       1.0
     ------------------------------------------------------------------------- -----------------------------------------------
                                                               15.5                      --                      15.5
     Plant Closure and Environmental
          Costs:
          Polymer Additives                                     8.5                      --                       8.5
          Performance Chemicals                                 5.0                      --                       5.0
     ------------------------------------------------------------------------- -----------------------------------------------
                                                               13.5                      --                      13.5
     Other                                                      4.8                    (1.8)                      3.0
     ------------------------------------------------------------------------- -----------------------------------------------
                                                            $ 185.1                $ (153.1)                   $ 32.0


In addition, during the second quarter, the Company recorded lower of cost or market inventory write-downs totaling $23.8 million. These write-downs were recorded as a component of cost of products sold and result primarily from a significant decline in forecasted revenue for the Fine Chemicals business which is part of the Performance Chemicals business unit.

Certain other charges have also been recorded in the second quarter of 2001. These charges, which total $24.9 million, include $11.6 million related to the write-off of an uncollectible note receivable from the sale of a previously owned business, $7.2 million for losses incurred on fixed asset replacement activities, primarily at the Company's El Dorado, Arkansas plant, and $6.1 million of increases in litigation accruals resulting from estimated settlement amounts on outstanding litigation. All of these charges are reflected in the 2001 consolidated statement of income as a component of other income
(expense) - net.

The following paragraphs provide detailed information relating to the special charges and inventory write-downs, which were recorded in the second quarter of 2001. Litigation updates are contained in Note 10 - Commitments and Contingencies.

SPECIAL CHARGES

ASSET IMPAIRMENT

Asset impairment losses in Polymer Additives relate to the planned closure of an underperforming operating site in Europe, which included the impairment of both fixed assets and $3.6 million of impaired goodwill. In addition, these losses include the impairment of certain non-strategic bromine production assets at the El Dorado operating site and the impairment of $26.4 million of goodwill related to the 1997 acquisition of the antimony products business. The asset impairment charges for Performance Chemicals include the impairment or disposal of fixed assets relating to the planned closures of a Fine Chemical's European production facility and research and development facility and the shut-down of an unprofitable Fluorine product line at El Dorado. Also included in the Performance Chemicals asset charge is $84.0 million of impaired goodwill relating to the acquisition of NSC Technologies in 1999.

These impairment losses adjusted the carrying value of these assets to fair value. Fair value was determined using discounted cash flows for goodwill, and for fixed assets either discounted cash flows or appraised values as appropriate. Any impaired fixed assets held for disposal were written down to fair value less costs of disposal. The adjusted carrying value of the assets are being depreciated or amortized over the estimated remaining lives of the assets.

SEVERANCE COSTS

Severance costs include the cost of separation payments to certain employees who have been, or will be, terminated. Determinations of the severance costs have either been negotiated individually with the employee, are based upon the provisions of statutory or contractual severance plans or for the European locations are being negotiated with their unions and workers' councils. The Company will be terminating approximately 215 positions as a result of the second quarter repositioning actions. As of June 30, 2001, substantially all personnel subject to the second quarter component of the repositioning plan have been terminated or have been given specific notice of termination dates. Notification to European employees has also been made through their unions and workers' councils. The Polymer Additives severance costs represent approximately 130 positions, while the Performance Chemicals severance costs include costs to eliminate approximately 85 positions.

PLANT CLOSURE, ENVIRONMENTAL AND OTHER

The plant closure and environmental costs associated with the second quarter 2001 repositioning plan relate entirely to closure costs such as dismantling, decontamination and remediation which will be incurred in conjunction with the closure of the two operating sites discussed previously.

The other costs relate primarily to legal and consulting costs associated with the repositioning activities and the write-off of certain spare parts inventories associated with the impaired fixed assets.

INVENTORY WRITE-DOWNS

The Company recorded a lower of cost or market inventory write-down totaling $23.8 million in the second quarter of 2001, of which $20.0 million related to the Performance Chemicals business unit and $3.8 million to Polymer Additives. The Performance Chemicals lower of cost or market inventory write-downs result primarily from market value adjustments to Fine Chemicals inventories either acquired from or related to the acquisition of NSC Technologies in 1999. The Polymer Additives portion of the write-down reflects market adjustments resulting from declines in customer demand. These write-downs were calculated in accordance with the Company's inventory valuation policies.

NOTE 6: EARNINGS PER SHARE

The computation of basic and diluted earnings per share is determined by dividing net income as reported as the numerator, by the number of shares included in the denominator as follows:

                                                                      Three Months Ended                 Six Months Ended
                                                                           June 30,                          June 30,
                                                               ---------------------------------  -------------------------------
                                                                    2001              2000            2001             2000
                                                               ---------------   ---------------  --------------   --------------
     Denominator for basic earnings per share                            50.3              53.5            50.3             54.0
        (weighted-average shares)
     Effect of dilutive securities                                          -               0.1               -              0.1
                                                               ---------------   ---------------  --------------   --------------
     Denominator for diluted earnings per share                          50.3              53.6            50.3             54.1
                                                               ===============   ===============  ==============   ==============

NOTE 7: SEGMENT INFORMATION

The Company is organized in the four global segments: Polymer Additives, Performance Chemicals, Water Treatment and Energy Services and Products. These segments are strategic business units that offer products and services that are intended to satisfy specific customer requirements. The units are organized and managed to deliver a distinct group of products, technology and services.

The Company evaluates business unit performance and allocates resources based upon operating income which represents net sales less cost of products sold and selling, general and administrative expenses. Each of the Company's segments uses bromine as a raw material in their production processes. Bromine is transferred at cost to all business segments, except Energy Services and Products. Their cost is based upon a bromine supply agreement. In addition, assets used in the production of bromine are allocated to each business unit based on the percentage of production consumed, except Energy Services and Products which does not receive an allocation.

                                                                      Three Months Ended                  Six Months Ended
                                                                            June 30                            June 30
                                                             ---------------------------------  ---------------------------------
                                                                  2001             2000              2001             2000
                                                             ---------------  ----------------  ---------------  ----------------
     Net Sales by Segment to External Customers:
          Polymer Additives                                       $   147.7         $   172.8        $   315.2         $   353.7
          Performance Chemicals                                        92.8              82.8            180.6             173.0
          Water Treatment                                             175.6             158.1            285.7             264.2
          Energy Services and Products                                 41.9              28.9             85.7              55.4
                                                             ---------------  ----------------  ---------------  ----------------
     Total sales of reportable segments                               458.0             442.6            867.2             846.3
          Corporate and Other                                           3.4                 -              4.5               0.8
                                                             ---------------  ----------------  ---------------  ----------------
                                                                  $   461.4         $   442.6        $   871.7         $   847.1
                                                             ===============  ================  ===============  ================
     Segment Profit (Loss):
          Polymer Additives                                       $   (11.6)         $   15.2        $    (6.7)         $   32.7
          Performance Chemicals                                         0.5              19.8             22.4              40.0
          Water Treatment                                              28.3              38.1             43.5              55.5
          Energy Services and Products                                  4.5               2.6             10.2               3.8
                                                             ---------------  ----------------  ---------------  ----------------
     Total profits of reportable segments                              21.7              75.7             69.4             132.0
          Corporate and Other                                         (10.5)            (10.1)           (20.6)            (19.3)
          Special Charges                                            (184.0)            (66.4)          (184.0)            (66.4)
                                                             ---------------  ----------------  ---------------  ----------------
     Operating income                                                (172.8)             (0.8)          (135.2)             46.3
     Gain on sale of subsidiary stock                                   5.2              51.9              9.4              51.9
     Interest income (expense) - net                                   (9.1)             (7.4)           (18.1)            (16.3)
     Other income (expense) - net                                     (30.6)              4.3            (34.2)              7.2
                                                             ---------------  ----------------  ---------------  ----------------
     Income (loss) before income taxes                            $  (207.3)         $   48.0        $  (178.1)         $   89.1
                                                             ===============  ================  ===============  ================


                                                                                                   June 30,       December 31,
          Segment Assets:                                                                            2001             2000
                                                                                                ---------------  ----------------

          Polymer Additives                                                                          $   814.9         $   813.3
          Performance Chemicals                                                                          279.1             439.2
          Water Treatment                                                                                470.9             396.1
          Energy Services and Products                                                                   130.5             122.1
          Corporate and Other                                                                            236.6             363.7
                                                                                                ---------------  ----------------
                                                                                                     $  1,932.0       $  2,134.4
                                                                                                ===============  ================

The decrease in Performance Chemicals assets is due to the effects of the second quarter repositioning plan implementation (see Note 5). The increase in Water Treatment assets results from the seasonal nature of recreational water treatment sales. The decrease in Corporate and Other assets is due primarily to the use of cash and cash equivalents to fund operations, business acquisitions and plant and equipment additions.

NOTE 8: GAIN ON SALE OF SUBSIDIARY STOCK

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

In addition to the above, the Company sold, in each of the first and second quarters of 2001, 250,000 shares of its Class B common stock of OSCA pursuant to Rule 144 under the Securities Act of 1933 for a total of 500,000 shares being sold for the six months ended June 30, 2001. The terms of these transactions provided that upon the sale of these Class B shares, the shares were automatically converted to Class A common stock of OSCA. Net proceeds were $5.4 million and $6.3 million and the related taxable gains were $4.2 million and $5.2 million for the three and six months ended June 30, 2001, respectively.

The combination of the initial sale, the over-allotment option exercise and the Rule 144 sales has resulted in the Company selling a total of 46.8% of its ownership interest in this subsidiary. OSCA, Inc. continues to be included in consolidated financial position and results of operations due to the Company's ability to exert significant influence over OSCA, Inc. as a result of its continuing ownership and voting interest.

NOTE 9: ACQUISITIONS

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

NOTE 10: COMMITMENTS AND CONTINGENCIES

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

Participation in the above programs does not provide the Company with immunity from civil liability, including restitution claims. To date, 10 federal purported class action lawsuits and five California purported class actions have been filed against the Company, each claiming treble damages. These suits claim, among other things, that the Company conspired with others in violation of the antitrust laws regarding the pricing of bromine and brominated products. The federal lawsuits have been consolidated in the District Court for the Southern District of Indiana. The plaintiffs have filed a motion to certify a class of purchasers of three particular brominated products, and the Company has opposed the motion. The court held a settlement conference on May 15, 2001, which did not produce a settlement and has now scheduled a hearing on the class certification motion for early September, 2001. The California cases have been stayed pending resolution of the federal cases.

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

Environmental liabilities and litigation accruals of approximately $10.0 million and $9.3 million have been reflected as accrued expenses in the Company's consolidated balance sheets at June 30, 2001 and December 31, 2000, respectively.

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

The following table sets forth the percentage relationship to net sales of certain income statement items for the Company's continuing operations:

                                                                 Three Months Ended                 Six Months Ended
                                                                      June 30,                          June 30,
                                                          ---------------------------------  -------------------------------
                                                               2001              2000            2001             2000
                                                          ---------------   ---------------  --------------   --------------
      Net Sales                                                100.0%            100.0%           100.0%           100.0%
      Gross Profit                                              17.6              29.8             21.1             28.7
      Selling, General and Administrative                       15.2              14.9             15.5             15.4
           Expenses
     Special Charges                                            39.9              15.0             21.1              7.8
                                                          ---------------   ---------------  --------------   --------------
     Operating Income (Loss)                                   (37.5)             (0.1)           (15.5)             5.5
     Gain on Sale of Subsidiary Stock                            1.1              11.7              1.1              6.1
     Interest Income (Expense) - net                            (2.0)             (1.7)            (2.1)            (1.9)
     Other Income (Expense) - net                               (6.5)              0.9             (3.9)             0.8
                                                          ---------------   ---------------  --------------   --------------
     Income (Loss) before Income Taxes                         (44.9)             10.8            (20.4)            10.5
     Income Taxes (Credit)                                     (11.6)              1.8             (5.1)             2.4
                                                          ---------------   ---------------  --------------   --------------
     Net Income (Loss)                                         (33.3)%             9.0%           (15.3)%            8.1%
                                                          ===============   ===============  ==============   ==============

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2000

Net sales increased 4.2% to $461.4 million from $442.6 million in the prior year primarily due to increased sales volume in the Water Treatment business unit resulting from the acquisition of Aqua Clear, increased sales volumes for Fluorine and WIL Research in the Performance Chemicals business unit as well as strong volume gains and moderate price increases in the Energy Services and Products business unit. These sales increases were partially offset by slowing end markets and lower selling prices in the Polymer Additives business unit coupled with unfavorable foreign exchange impact on all business units. Sales volumes increased 6% in the quarter reflecting 4% from acquisitions and 2% organic growth.

Gross profit margins decreased to 17.6% from 29.8% in the prior year. Excluding the special charges recorded and the $23.8 million in lower of cost or market inventory write-downs primarily related to the Performance Chemicals business unit (see Note 5), gross margins decreased to 22.8%. Escalating energy costs and higher raw material costs which impacted all business units, lower selling prices in the Polymer Additives business unit, a less favorable sales mix in the Water Treatment business unit, and efforts to reduce inventory levels in all business units contributed to the decrease. This decrease was partially offset by the increased volume and favorable product mix in the Energy Services and Products business unit.

Selling, general and administrative expenses increased $4.0 million to $70.1 million and, as a percent of net sales, these expenses increased from 14.9% to 15.2%. Decreases in selling, general and administrative expenses resulting from cost containment efforts undertaken by the Company, were more than offset by increased sales and marketing costs in the Water Treatment business unit, including the impact of the Aqua Clear acquisition, and increased corporate legal expenses.

Operating income (loss) was $(172.8) million compared to $(0.8) million in the prior year. Excluding special charges in 2001 of $184.0 million and the inventory write-downs of $23.8 million (see Note 5), operating income was $35.0 million. Excluding special charges in 2000 of $66.4, operating income in the prior year was $65.6 million. This decrease of $30.6 million year over year reflects the impact of higher energy and raw material costs, lower selling prices, inventory reduction efforts, higher sales and marketing costs, and increased legal expenses.

Interest income (expense) - net increased $1.7 million from $(7.4) million to $(9.1) million. While reduced debt levels and lower average interest rates decreased interest expense in the quarter, a decrease in interest income, resulting from lower average cash balances, more than offset the decrease in interest expense.

Other income (expense) - net decreased $34.9 million from other income - net of $4.3 million in the prior year to other expense - net of $(30.6) million. Excluding other charges in the second quarter of 2001 of $24.9 million which includes the $11.6 million write-down of and uncollectible note receivable, $7.2 million of losses incurred on fixed asset replacement activities and $6.1 million of increases in litigation accruals resulting from estimated settlement amounts on outstanding litigation (see Note 5), other income (expense) - net was $(5.7) million. This decrease is primarily attributable to increased amortization expense combined with an increase in minority interest expense associated with OSCA.

Income tax expense (credit) for the three months ended June 30, 2001 is a benefit of $(53.6) million. This reflects a change in the effective tax rate in the second quarter to (25.0)%. This change in the effective tax rate was due primarily to the impact of the repositioning activities undertaken in the second quarter of 2001.

Net income (loss) was $(153.7) million or $(3.06) per share in 2001, as compared to $40.2 million or $0.75 per share in 2000. Net income (loss) excluding repositioning activities in both 2001 and 2000 was $17.5 million or $0.35 per share versus $40.6 million or $0.76 per share in 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

Net sales increased 2.9% to $871.7 million from $847.1 million in the prior year primarily due to increased sales volume in the Water Treatment business unit resulting from the acquisition of Aqua Clear, increased sales volumes in the Performance Chemicals business unit related to Fluorine and WIL Research, and strong volume and moderate price increases in the Energy Services and Products
(OSCA) business unit. These sales increases were partially offset by slowing end markets and lower selling prices in the Polymer Additives business unit and unfavorable foreign exchange impact on all business units. In addition, net sales for the six months ended June 30, 2001 benefited by $7.9 million from a customer's decision to prematurely terminate a take or pay supply contract in the first quarter of 2001.

Gross profit margins decreased to 21.1% from 28.7% in the prior year. Excluding special charges and the $23.8 million of inventory write-downs (see Note 5), gross margins decreased to 23.8%. Higher energy and raw material costs which impacted all business units, lower selling prices in the Polymer Additives business unit, less favorable sales mix in the Water Treatment business unit, and efforts to reduce inventory levels in all business units contributed to the decrease. This decrease was partially offset by the increased volume and favorable product mix in the Energy Services and Products business unit.

Selling, general and administrative expenses increased $4.4 million to $134.7 million and, as a percent of net sales, these expenses remained relatively consistent year over year. Decreases in selling, general and administrative expenses resulting from cost containment efforts undertaken by the Company, were offset by increased sales and marketing costs in the Water Treatment business unit, including the impact of the Aqua Clear acquisition, and increased corporate legal expenses.

Operating income (loss) was $(135.2) million compared to $46.3 million in the prior year. Excluding special charges and the inventory write-downs of $23.8 million (see Note 5), operating income was $72.6 million.

Excluding special charges in 2000 of $66.4, operating income in the prior year was $112.7 million. This decrease of $40.1 million year over year reflects the impact of significant increases in energy and raw material costs, lower selling prices, inventory reduction efforts, higher sales and marketing costs, and higher legal expenses. The impact of ice storms early in the first quarter at the South Arkansas manufacturing facility also contributed to this decline.

Interest income (expense) - net increased $1.8 million from interest income (expense) - net of $(16.3) million to interest income (expense) - net of $(18.1) million. While reduced debt levels and lower average interest rates decreased interest expense in the quarter, a decrease in interest income, resulting from lower average cash balances, more than offset the decrease in interest expense.

Other income (expense) - net decreased $41.4 million from other income - net of $7.2 million in the prior year to other expense - net of $(34.2) million. Excluding other charges in the second quarter of 2001 of $24.9 million as described in Note 5, other income (expense) - net was $(9.3) million. This decrease in other income (expense) - net year over year is primarily attributable to increased amortization expense combined with an increase in minority interest expense associated with OSCA.

Income tax expense (credit) for the six months ended June 30, 2001 was a credit of $(44.6) million. This reflects a change in the effective tax rate in the second quarter to (25.0)%. This change in the effective tax rate was due primarily to the impact of the repositioning activities undertaken in the second quarter of 2001.

Net income (loss) was $(133.5) million or $(2.65) per share in 2001, as compared to $68.6 million or $1.27 per share in 2000. Net income (loss) excluding repositioning activities in both 2001 and 2000 was $37.7 million or $0.75 per share in 2001, as compared to $69.0 million or $1.28 per share in 2000.

SEGMENT INFORMATION

Set forth below is a discussion of the operations of the Company's business segments: Polymer Additives, Performance Chemicals, Water Treatment and Energy Services and Products. Operating income (loss), which is the income (loss) measure the Company uses to evaluate business segment performance, represents net sales less costs of products sold and selling, general and administrative expenses. Each of the Company's segments uses bromine as a raw material in their production process. Bromine is transferred at cost to all business segments, except Energy Services and Products. Their cost is based upon a bromine supply agreement. In addition, assets used in the production of bromine are allocated to each business unit based on the percentage of production consumed, except for Energy Services and Products, which does not receive an allocation.

POLYMER ADDITIVES

The Polymer Additives business unit is a leading provider of plastic additive solution and service packages. Polymer Additives brings the most comprehensive product basket of flame retardants, polymer stabilizers and antimony-based derivatives to the global marketplace. Results for the second quarter and year-to-date are as follows:

                                                        Second Quarter                     Year-to-Date
                                               ---------------------------------  --------------------------------
                                                    2001             2000              2001             2000
                                               ---------------  ----------------  ---------------   --------------
      Net Sales                                    $  147.7         $   172.8        $   315.2         $  353.7
      Operating Income (Loss)                      $  (11.6)        $    15.2        $    (6.7)        $   32.7


Net sales decreased $25.1 million or 14.5% and $38.5 million or 10.9% for the second quarter and year-to-date, respectively. This decrease reflects the continued slowing in certain end markets and a competitive pricing environment present in this business unit. The year-to-date decrease was partially offset by the acquisition of the optical monomer business on February 14, 2001.

Operating income (loss) decreased $26.8 million and $39.4 million to a loss of $(11.6) million and $(6.7) million for the second quarter and year-to-date, respectively, compared to prior year. Excluding repositioning activities which include inventory write-downs of $3.8 million (see Note 5), operating income
(loss) decreased $23.0 million and $35.6 million to a loss of $(7.8) and $(2.9) million for the second quarter and year-to-date, respectively. These decreases were primarily attributable to the decreases in net sales, and higher energy costs and raw material costs coupled with inventory reduction initiatives.

PERFORMANCE CHEMICALS

The Performance Chemicals business unit is a global supplier of value-added products and services to broad and diverse markets that include life sciences, agrochemicals, electronics and telecommunications. The Performance Chemicals business is a collection of individual businesses providing products and services that meet highly specific requirements for pharmaceutical, agrochemical and industrial chemical applications. Results for the second quarter and year-to-date are as follows:

                                                       Second Quarter                     Year-to-Date
                                              ---------------------------------  --------------------------------
                                                   2001             2000              2001             2000
                                              ---------------  ----------------  ---------------   --------------
     Net Sales                                    $   92.8          $   82.8        $   180.6         $  173.0
     Operating Income                             $    0.5          $   19.8         $   22.4         $   40.0


Net sales increased $10.0 million or 12.1% in the second quarter and $7.6 million or 4.4% year-to-date. The increases were driven by strong performances in the Fluorine business and WIL Research offset in part by sharply lower sales in the Fine Chemicals business. The year-to-date net sales benefited by $7.9 million from a customer's decision to prematurely terminate a take or pay supply contract in the first quarter of 2001.

Operating income decreased $19.3 million or 97.5% to $0.5 million and $17.6 million or 44.0% to $22.4 million for the second quarter and year-to-date, respectively. Excluding repositioning activities that include $20.0 million in inventory write-downs (see Note 5), operating income increased $0.7 million or 3.5% to $20.5 million for the second quarter and $2.4 million or 6.0% to $42.4 million year-to-date. This increase in operating income reflects the benefit associated with termination of the take or pay supply contract noted above offset in part by lower sales volumes in Fine Chemicals combined with higher energy and raw material costs.

WATER TREATMENT

The Company's Water Treatment business unit, through its BioLab subsidiary, is the world's leading provider of recreational water care products to the consumer. In addition, this business unit, through its proprietary position in polymaleate chemistry, and as the world's foremost provider of bromine-based biocides, BioLab Water Additives is a leading supplier of corrosion inhibitors, scale control and desalination solutions. Results for the second quarter and year-to-date are as follows:

                                                   Second Quarter                    Year-to-Date
                                        ---------------------------------  ---------------------------------
                                             2001             2000              2001             2000
                                        ---------------  ----------------  ---------------  ----------------
    Net Sales                             $   175.6         $   158.1        $   285.7         $   264.2
    Operating Income                      $    28.3         $    38.1        $    43.5         $    55.5


Water Treatment net sales increased 11.1% to $175.6 million and 8.1% to $285.7 in the second quarter and year-to-date from $158.1 million and $264.2 million in the prior year, respectively. These increases reflect the impact of the acquisition of Aqua Clear in July of 2000. Net sales growth was hampered by unfavorable spring weather conditions combined with heightened customer focus on managing inventory levels more closely.

Operating income declined from $38.1 million and $55.5 million in 2000 to $28.3 million and $43.5 million in 2001 for the second quarter and year-to-date, respectively. A combination of higher raw material costs, a less favorable sales mix and a scale back in production levels to better align inventories with customer order patterns drove the decline. The decline was also affected by higher sales and marketing costs in the second quarter of 2001.

ENERGY SERVICES AND PRODUCTS

The Energy Services and Products business unit (OSCA) is a leading provider of oil and gas well completion products and services. OSCA offers a comprehensive array of products and services including sand control, well stimulation, coiled tubing and custom downhole tool packages. These products and services are available separately or as integrated packages. Results for the second quarter and year-to-date are as follows:

                                                        Second Quarter                      Year-to-Date
                                             ---------------------------------  --------------------------------
                                                  2001             2000              2001             2000
                                             ---------------  ----------------  ---------------   --------------
     Net Sales                                  $   41.9          $   28.9         $   85.7         $   55.4
     Operating Income                           $    4.5          $    2.6         $   10.2         $    3.8


Net sales for the second quarter increased to $41.9 million from $28.9 million and year-to-date increased 54.7% to $85.7 million from $55.4 million compared to the prior year. Volume expansion accompanied by moderate price increases, increased market penetration and higher activity levels drove the increases.

Operating income increased 73.1% to $4.5 million in the second quarter of 2001 and 168% to $10.2 million year-to-date. This increase is due primarily to the increase in the overall sales volume and favorable product mix. In addition, the percentage of selling, general and administrative expenses to net sales decreased to 13.6% and 12.9% for the second quarter and year-to-date, respectively, from 18.3% and 18.5% in the prior year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Trade accounts receivable increased $36.0 million to $393.5 million at June 30, 2001, as compared to year end. This increase from year-end is primarily attributable to the seasonal increase in sales in the Water Treatment business unit.

Inventories were $347.8 million at June 30, 2001, a decrease of $16.6 million from year-end. This decrease from year-end reflects repositioning activities of $24 million and additional inventory reduction initiatives net of seasonal requirements in the Water Treatment business unit.

Current liabilities have decreased $16.1 million from year-end. The decrease from year-end reflects increases in accounts payable of $19.2 million and accrued expenses of $18.1 million due primarily to second quarter 2001 repositioning activities. These increases were offset by a decrease in income taxes payable of $53.6 million.

Operating activities provided $27.2 million in cash during the six month period ended June 30, 2001 reflecting the impact of the aforementioned working capital changes. Cash from operating activities combined with the use of cash for capital spending and the acquisition of the optical monomers business, accounts for the majority of the overall decrease in cash and cash equivalents of $87.0 million since year end.

Capital spending during the six-month period ended June 30, 2001 amounted to $90.6 million compared to $83.9 million in the prior year. Spending for the year is expected to be approximately $140 million.

OTHER MATTERS

ACQUISITIONS

Refer to Note 9 of the Notes to the Consolidated Financial Statements for a discussion of acquisitions.

SPECIAL CHARGES

The major components of the special charge recorded in the second quarter of 2000 included the consolidation of the Company's three antimony manufacturing operations, elimination of approximately 375 manufacturing and research and development positions, primarily in the Polymer Additives business unit and impairment or disposal of certain under-performing and nonstrategic assets. The asset impairments related to four Polymer Additives manufacturing locations, including sites in Europe and the United States, and six Performance Chemicals locations, including sites in the United States, United Kingdom and Germany. The special charges related to the 2000 repositioning plan totaled $66.4 million and consisted of $43.8 million for asset impairments, $16.4 million for severance costs and $6.2 million for plant closure and environmental costs.

A progression of the reserve balance from December 31, 2000 to June 30, 2001 is as follows:

                                           Reserve Balance           2001                  2001            Reserve Balance
Description                              at December 31, 2000      Activity              Reversals        At June 30, 2001
------------                             --------------------    ------------        ---------------    -------------------
Severance Costs                                 $ 8.1                $(5.2)              $(0.7)                  $2.2
Plant Closure and Environmental Costs             4.9                 (0.6)                --                     4.3
                                         --------------------    ------------        ---------------    -------------------
                                                $13.0                $(5.8)              $(0.7)                  $6.5

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

A progression of the reserve balance from December 31, 2000 to June 30, 2001 is as follows:

                                          Reserve Balance            2001                 2001           Reserve Balance
Description                            at December 31, 2000        Activity            Reversals         at June 30, 2001
------------                           ---------------------      ----------          -----------      ---------------------
Severance Costs                                  $0.4                  --                $(0.4)                 --
                                       --------------             -------            ---------            ---------
                                                 $0.4                  --                $(0.4)                 --

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

A progression of the reserve balance from December 31, 2000 to June 30, 2001 is as follows:

                                                            Reserve Balance               2001            Reserve Balance
Description                                               At December 31, 2000          Activity          At June 30, 2001
-------------                                           ------------------------      ------------      ---------------------
Severance Costs                                                   1.7                     (1.7)                   --
Plant Closure and Environmental Costs                             0.2                     (0.2)                   --
Senior Management Transition                                      3.1                     (0.7)                  2.4
Lease Costs                                                       0.3                     (0.3)                   --
                                                           ------------              ----------             ---------
                                                                  5.3                     (2.9)                  2.4

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

A progression of the reserve balance from December 31, 2000 to June 30, 2001 is as follows:

                                                            Reserve Balance               2001            Reserve Balance
Description                                               At December 31, 2000          Activity          At June 30, 2001
--------------                                          -----------------------        ----------        -------------------
Severance Costs                                                   0.3                        --                  0.3
Other                                                             0.6                        --                  0.6
                                                            ---------                   --------            ---------
                                                                  0.9                        --                  0.9

DISPOSITIONS

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the second quarter of 2001, as part of its risk management strategy, the Company entered into fixed price swap and option contracts, including caps and floors, to manage its exposure to changes in natural gas prices. These natural gas contracts obligate the Company to make or receive a payment equal to the net change in the value of the contracts at their maturity. Such contracts are designated as hedges of the Company's forecasted purchases over the next two years and are effective in hedging the Company's exposure to changes in natural gas prices during this period.

The natural gas contracts, which qualify as cash flow hedges under SFAS 133, are marked to market with unrealized gains and losses deferred and recognized in earnings when realized as an adjustment to cost of products sold. Unrealized changes in fair value of contracts no longer effective as hedges are recognized in cost of products sold from the date that the contracts become ineffective until their expiration. The fair value of these contracts at June 30, 2001, was immaterial to the Company's financial position.

There have been no significant changes in our foreign exchange or interest rate risk from the information provided in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

PART II. - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2001 Annual Meeting of Shareholders of Great Lakes Chemical Corporation was held on May 3, 2001. There were 50,274,853 shares of common stock entitled to be voted, and 46,598,957 shares represented in person or by proxy, at the Annual Meeting. The following are the voting results on proposals considered and voted upon at the meeting, all of which are described in the Company's proxy statement dated March 27, 2001.

1. ELECTION OF DIRECTORS: The three nominees listed below were elected to serve as directors for three-year terms until the 2004 Annual Meeting and received the votes set opposite their names:

       DIRECTOR                      VOTES CAST FOR            VOTES WITHHELD
       James W. Crownover              39,030,116                 7,568,841





       Louis E. Lataif                 39,027,333                 7,571,624

       Mack G. Nichols                 39,027,717                 7,571,240


     The term of office of the following directors continued after the meeting:
     Nigel D. T. Andrews, Mark P. Bulriss, Thomas M. Fulton, Martin H. Hale, John C. Lechleiter and Jay D. Proops.

2. SALE OF THE COMPANY: A stockholder proposal recommending the Board of Directors arrange for the prompt sale of the Company to the highest bidder received 1,026,933 votes for, 39,765,559 votes against, with 465,260 abstentions and 5,341,205 broker non-votes.

3. BOARD CLASSIFICATION: A stockholder proposal recommending the Board of Directors eliminate the classification of the Board of Directors and require that all directors stand for election annually received 22,808,971 votes for, 18,054,932 votes against, with 393,852 abstentions and 5,341,202 broker non-votes. This vote did not itself declassify the Board. Declassification of the Board would require that the Board and holders of a majority of all outstanding shares of the Company vote to amend the Certificate of Incorporation.

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



Date:   AUGUST 13, 2001                 By: /s/     KEVIN J. MULCRONE
        ----------------                    ------------------------------------
                                            Kevin J. Mulcrone
                                            Vice President and Controller