Form 10-Q
period 2001-09-30
GREAT LAKES CHEMICAL CORP
filed 2001-11-13
CIK 43362

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                 -OR -

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _____ TO _____.

                         COMMISSION FILE NUMBER 1-6450

                            ------------------------
                        GREAT LAKES CHEMICAL CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                        95-1765035
        (STATE OR OTHER JURISDICTION OF                 (IRS EMPLOYER IDENTIFICAITON NO.)
        INCORPORATION OR ORGANIZATION)

      500 EAST 96TH STREET, SUITE 500 INDIANAPOLIS, IN                     46240
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

                                   YES __X__
                                    NO _____

    AS OF OCTOBER 31, 2001, THE REGISTRANT HAD ONLY ONE CLASS OF COMMON STOCK, $1.00 PAR VALUE, OF WHICH 50,186,685 SHARES WERE OUTSTANDING.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    PART I--FINANCIAL INFORMATION

               GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                   (millions)
                                  (Unaudited)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
Assets
Current Assets
  Cash and cash equivalents.................................    $  221.6        $  222.7
  Accounts and notes receivable, less allowances of $5.1 and
    $4.8, respectively......................................       335.6           390.7
  Inventories
    Finished products.......................................       221.5           281.7
    Raw materials...........................................        54.9            48.0
    Supplies................................................        32.8            34.7
                                                                --------        --------
      Total inventories.....................................       309.2           364.4
    Prepaid expenses........................................        27.1            30.0
                                                                --------        --------
Total Current Assets........................................       893.5         1,007.8
                                                                --------        --------

Plant and Equipment.........................................     1,454.2         1,476.5
  Less allowances for depreciation, depletion and
    amortization............................................      (751.5)         (725.6)
                                                                --------        --------
    Net plant and equipment.................................       702.7           750.9
Goodwill....................................................       159.8           276.5
Investments in and Advances to Unconsolidated Affiliates....        31.7            38.2
Other Assets................................................        54.9            61.0
Deferred Income Taxes.......................................        30.1              --
                                                                --------        --------
                                                                $1,872.7        $2,134.4
                                                                ========        ========

Liabilities and Stockholders' Equity
Current Liabilities
  Accounts payable..........................................       161.6           167.7
  Accrued expenses..........................................       170.7           132.2
  Income taxes payable......................................        86.3            74.9
  Dividends payable.........................................         4.0             4.0
  Notes payable and current portion of long-term debt.......         7.0             6.0
                                                                --------        --------
Total Current Liabilities...................................       429.6           384.8
                                                                --------        --------

Long-Term Debt, less Current Portion........................    $  666.4        $  688.2
Other Noncurrent Liabilities................................        54.1            29.3
Deferred Income Taxes.......................................          --            47.8
Minority Interests..........................................        42.1            34.6
Stockholders' Equity
    Common stock, $1 par value, authorized 200.0 shares,
      issued 73.0 shares....................................        73.0            73.0
    Additional paid-in capital..............................       133.3           132.5
    Retained earnings.......................................     1,627.4         1,879.6
    Accumulated other comprehensive loss....................       (98.7)          (83.1)
  Less treasury stock, at cost, 22.8 shares in 2001 and 22.7
    shares in 2000..........................................    (1,054.5)       (1,052.3)
                                                                --------        --------
  Total Stockholders' Equity................................       680.5           949.7
                                                                --------        --------
                                                                $1,872.7        $2,134.4
                                                                ========        ========

See notes to consolidated financial statements

               GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                       (millions, except per share data)
                                  (Unaudited)

                                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                                          SEPTEMBER 30,          SEPTEMBER 30,
                                                       -------------------   ---------------------
                                                         2001       2000       2001        2000
                                                       --------   --------   ---------   ---------
Net Sales............................................  $  380.5   $ 418.3    $ 1,252.2   $ 1,265.4

Operating Expenses
  Cost of products sold..............................     348.8     308.5      1,037.0       912.6
  Selling, general and administrative expenses.......      66.5      60.6        201.2       190.9
  Special charges....................................      78.3        --        262.3        66.4
                                                       --------   -------    ---------   ---------
Total Operating Expenses.............................     493.6     369.1      1,500.5     1,169.9
                                                       --------   -------    ---------   ---------

Operating Income (Loss)..............................    (113.1)     49.2       (248.3)       95.5

Gain on Sale of Subsidiary Stock.....................        --       8.5          9.4        60.4
Interest Income (Expense)--net.......................      (7.8)     (9.5)       (25.9)      (25.8)
Other Income (Expense)--net..........................     (12.8)     (3.5)       (47.0)        3.7
                                                       --------   -------    ---------   ---------
Income (Loss) before Income Taxes....................    (133.7)     44.7       (311.8)      133.8

Income Taxes (Credit)................................     (27.1)     10.2        (71.7)       30.7
                                                       --------   -------    ---------   ---------
Net Income (Loss)....................................  $ (106.6)  $  34.5    $  (240.1)  $   103.1
                                                       ========   =======    =========   =========

Earnings per Share:
  Basic..............................................  $  (2.12   $  0.67    $   (4.77)  $    1.94
  Diluted............................................  $  (2.12)  $  0.67    $   (4.77)  $    1.94

Cash Dividends Declared per Share....................  $   0.08   $  0.08    $    0.24   $    0.24

See notes to consolidated financial statements

               GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (millions)
                                  (Unaudited)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
OPERATING ACTIVITIES
Net income (loss)...........................................  $ (240.1)  $ 103.1
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and depletion................................      70.1      67.8
  Amortization of intangibles...............................      10.0       7.5
  Provisions for inventory write-downs......................      32.2        --
  Deferred income taxes.....................................     (77.7)      3.9
  Net unremitted earnings of affiliates.....................      (0.9)     (4.9)
  Loss on disposition of assets.............................       9.8       0.2
  Special charges...........................................     262.3      66.4
  Gain on sale of subsidiary stock..........................      (9.4)    (60.4)
  Other.....................................................       6.5       2.9
  Changes in operating assets and liabilities, net of
  effects of business combinations:
    Accounts receivable.....................................      53.7     (18.6)
    Inventories.............................................      25.9     (37.0)
    Other current assets....................................      (1.4)     11.6
    Accounts payable and accrued expenses...................       6.5       8.0
    Income taxes and other current liabilities..............      12.7      22.8
    Other noncurrent liabilities............................       5.7       2.1
                                                              --------   -------
Net Cash Provided by Operating Activities...................     165.9     175.4
INVESTING ACTIVITIES
  Plant and equipment additions.............................    (129.5)   (122.5)
  Business combinations, net of cash acquired...............     (30.7)    (40.7)
  Proceeds from sale of assets..............................      12.5       2.7
  Proceeds from sale of subsidiary stock....................      11.7      92.8
  Other.....................................................       3.1      13.0
                                                              --------   -------
Net Cash Used for Investing Activities......................    (132.9)    (54.7)
FINANCING ACTIVITIES
  Net repayments on short-term credit lines.................       1.3      (0.7)
  Net repayments on commercial paper and long-term
    borrowings..............................................     (22.4)   (200.8)
  Proceeds from stock options exercised.....................       0.1       1.7
  Cash dividends paid.......................................     (12.1)    (12.9)
  Repurchase of common stock................................      (2.2)   (132.3)
  Other.....................................................       1.7      (6.9)
                                                              --------   -------
Net Cash Used for Financing Activities......................     (33.6)   (351.9)
Effect of Exchange Rate Changes on Cash and Cash
  Equivalents...............................................      (0.5)     (6.2)
                                                              --------   -------
Decrease in Cash and Cash Equivalents.......................      (1.1)   (237.4)
Cash and Cash Equivalents at Beginning of Year..............     222.7     478.3
                                                              --------   -------
Cash and Cash Equivalents at End of Period..................  $  221.6   $ 240.9
                                                              ========   =======

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

    For further information, refer to the consolidated financial statements and footnotes Company's 2000 Annual Report to Shareholders, which is incorporated by, reference in the Form 10-K filed with the Securities and Exchange Commission.

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

    The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the statement on goodwill balances at September 30, 2001 is expected to result in an annual increase in net income of approximately $4.4 million or $0.09 per share. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

NOTE 3:  INCOME TAXES

    A reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate is as follows:

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
U.S. federal income tax rate................................    (35.0)%      35.0%
Changes resulting from:
  State income taxes........................................      0.6         2.4
  International operations..................................     (0.6)      (1.2)
  Gain on sale of subsidiary stock..........................      0.3      (12.7)
  Non-deductible goodwill...................................      3.1         0.2
  Change in valuation allowance.............................      6.7         3.1
  Other.....................................................      1.9       (3.8)
                                                              -------     -------
Effective Income Tax Rate...................................    (23.0)%      23.0%
                                                              =======     =======

    During the third quarter of 2001, the effective income tax rate decreased from (25.0)% to (23.0)% due primarily to the increase in the valuation allowance and non-deductible goodwill write-offs related to the 2001 repositioning activities (see Note 5).

NOTE 4:  COMPREHENSIVE INCOME

    Comprehensive income (loss) for the three and nine months ended September 30 is as follows:

                                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                SEPTEMBER 30,         SEPTEMBER 30,
                                                             -------------------   -------------------
                                                               2001       2000       2001       2000
                                                             --------   --------   --------   --------
Net income (loss)..........................................  $ (106.6)   $ 34.5    $ (240.1)  $ 103.1
Other comprehensive income (loss)..........................      26.7     (22.9)      (15.6)    (39.8)
                                                             --------    ------    --------   -------
Comprehensive income (loss)................................  $  (79.9)   $ 11.6    $ (255.7)  $  63.3
                                                             ========    ======    ========   =======

NOTE 5:  SPECIAL CHARGES, INVENTORY WRITE-DOWNS AND OTHER CHARGES

    On June 27, 2001, the Company's Board of Directors approved a detailed repositioning plan which provides for a series of cost reduction initiatives which will further streamline operations, strengthen the Company's competitive position and continue to provide a strong platform for future growth. Additionally, on September 15, 2001, the Company's Board of Directors approved an additional series of cost reduction initiatives developed to minimize the effects of the current economic conditions. The major components of these repositioning plans included the consolidation of certain Polymer Additives and Fine Chemicals operations, resulting in three planned plant closures; elimination of approximately 530 manufacturing, research and development, sales and other management positions; and the impairment of certain underperforming and non-strategic long-lived assets, including goodwill. The Company expects to realize approximately $40 million in annual pre-tax savings as a result of these repositioning actions.

    The special charges related to the second quarter component of the repositioning plan totaled $185.1 million, $142.7 million after income taxes or $2.83 per share for the three and six months ended June 30, 2001. The $185.1 million of second quarter special charges consisted of $151.3 million of asset impairments, including $37.3 million for fixed asset impairments and $114.0 million of impaired goodwill, $15.5 million of severance costs, $13.5 million for plant closure and environmental costs and $4.8 million of other costs. The special charges related to the third quarter component of the repositioning plan totaled $78.3 million, $60.3 million after income taxes or $1.20 per share for the three months ended September 30, 2001. The $78.3 million of third quarter special charges consisted of $55.6 million of asset impairments, including $40.8 million for fixed asset impairments and $14.8 million of impaired goodwill, $13.9 million of severance costs, $6.3 million for plant closure and environmental costs and $2.5 million of other costs.

    Net special charges for the nine months ended September 30, 2001 totaled $262.3 million, $202.0 million after income taxes or $4.01 per share. This reflects the $78.3 million third quarter charge combined with a net $184.0 million second quarter charge. The second quarter 2001 charge reflects the $185.1 million of special charges offset by a net reversal of $0.7 million related to the 2000 special charge and a reversal of $0.4 million which was the remaining amount of the 1999 special charge reserve balance no longer required. The effect of the $1.1 million special charge reversal on an after tax basis was $0.8 million or $0.02 per share. The net of the 2001 special charges and reversals are reflected in the 2001 consolidated statement of income as a separate component of operating income.

    Details of the second and third quarter 2001 special charges by business unit and a reconciliation to the reserve balance at September 30, 2001 are as follows:


                                                  AMOUNT OF SPECIAL   AMOUNT OF SPECIAL
                                                  CHARGES IN SECOND   CHARGES IN THIRD      TOTAL 2001        2001
DESCRIPTION                                         QUARTER, 2001       QUARTER, 2001     SPECIAL CHARGES   ACTIVITY
-----------                                       -----------------   -----------------   ---------------   ---------
Asset Impairment (non-cash):
  Polymer Additives.........................           $ 43.3               $49.4             $ 92.7         $ (92.7)
  Performance Chemicals.....................            108.0                 6.2              114.2          (114.2)
                                                       ------               -----             ------         -------
                                                        151.3                55.6              206.9          (206.9)
Severance Costs:
  Polymer Additives.........................              9.6                10.7               20.3              --
  Performance Chemicals.....................              4.7                 1.4                6.1              --
  Water Treatment...........................              0.2                 0.4                0.6            (0.1)
  Corporate.................................              1.0                 1.4                2.4            (0.1)
                                                       ------               -----             ------         -------
                                                         15.5                13.9               29.4            (0.2)
Plant Closure and Environmental Costs:
  Polymer Additives.........................              8.5                 6.3               14.8              --
  Performance Chemicals.....................              5.0                  --                5.0              --
                                                       ------               -----             ------         -------
                                                         13.5                 6.3               19.8              --
Other.......................................              4.8                 2.5                7.3            (4.6)
                                                       ------               -----             ------         -------
                                                       $185.1               $78.3             $263.4         $(211.7)


                                                  RESERVE BALANCE AT
DESCRIPTION                                       SEPTEMBER 30, 2001
-----------                                       ------------------
Asset Impairment (non-cash):
  Polymer Additives.........................             $  --
  Performance Chemicals.....................                --
                                                         -----
                                                            --
Severance Costs:
  Polymer Additives.........................              20.3
  Performance Chemicals.....................               6.1
  Water Treatment...........................               0.5
  Corporate.................................               2.3
                                                         -----
                                                          29.2
Plant Closure and Environmental Costs:
  Polymer Additives.........................              14.8
  Performance Chemicals.....................               5.0
                                                         -----
                                                          19.8
Other.......................................               2.7
                                                         -----
                                                         $51.7

    Also, during the second and third quarters, the Company recorded lower of cost or market inventory write-downs totaling $32.1 million, $23.8 million in the second quarter and $8.3 million in the third quarter. These write-downs were recorded as a component of cost of products sold and result primarily from significant declines in forecasted revenue for the Polymer Additives business unit and the Fine Chemicals business which is part of the Performance Chemicals business unit.

    Additionally, as part of the third quarter repositioning actions, the Company recorded a $24.5 million liability for environmental remediation costs, $5.9 million for plant shutdown operating inefficiencies and $1.0 million of contract cancellation costs. These items amounted to $31.4 million and were recorded in the 2001 consolidated statement of income as a component of cost of products sold.

    Certain other charges have also been recorded in the second and third quarters of 2001. These charges, which total $29.7 million, $24.9 million in the second quarter and $4.8 million in the third quarter, include $11.6 million related to the write-off of an uncollectible note receivable from the sale of a previously owned business, $10.7 million for losses incurred on fixed asset replacement activities, primarily at one of the Company's U.S. plants, $6.1 million of increases in litigation accruals resulting from estimated settlement amounts on outstanding litigation and $1.3 million of other costs. All of these charges are reflected in the 2001 consolidated statement of income as a component of other income (expense)--net.

    The following paragraphs provide detailed information relating to the special charges and inventory write-downs, which were recorded in the second and third quarters of 2001. Litigation and environmental liability updates are contained in Note 10--Commitments and Contingencies.

SPECIAL CHARGES

ASSET IMPAIRMENT

    SECOND QUARTER

    Asset impairment losses in Polymer Additives relate to the planned closure of an underperforming operating site in Europe, which included the impairment of both fixed assets and $3.6 million of impaired goodwill. In addition, these losses include the impairment of certain non-strategic bromine production assets at the El Dorado operating site and the impairment of $26.4 million of goodwill related to the 1997 acquisition of the antimony products business. The asset impairment charges for Performance Chemicals include the impairment or disposal of fixed assets relating to the planned closures of a Fine Chemical's European production facility and a U.S. research and development facility and the shut-down of an unprofitable Fluorine product line at a U.S. operating site. Also included in the Performance Chemicals asset charge is $84.0 million of impaired goodwill relating to the acquisition of NSC Technologies in 1999.

    THIRD QUARTER

    Asset impairment losses in Polymer Additives relate primarily to the planned closure of an underperforming operating site in the U.S., which included the impairment of both fixed assets and $14.8 million of impaired goodwill. In addition, these losses include the impairment of certain non-strategic flame retardant production assets at a U.S. operating site. The primary component of the asset impairment charge for Performance Chemicals includes a charge of $9.9 million for the impairment of fixed assets related to the shutdown of a product line at a U.S. operating site. The third quarter charge for Performance Chemicals also reflects a reversal of $5.1 million of the original $5.5 million of second quarter charges recorded in connection with the sale of the research and development facility. During the third quarter, this facility was sold for approximately $10.0 million in cash, which reduced the estimated loss recorded in the second quarter.

    These impairment losses adjusted the carrying value of these assets to fair value. Fair value was determined using discounted cash flows for goodwill, and for fixed assets either discounted cash flows or appraised values as appropriate. Any impaired fixed assets held for disposal were written down to fair value less costs of disposal. The adjusted carrying value of the assets, classified as held for use, are being depreciated or amortized over the estimated remaining lives of the assets.

SEVERANCE COSTS

    Severance costs for the second and third quarters include the cost of separation payments to certain employees who have been, or will be, terminated. Determinations of the severance costs have either been negotiated individually with the employee, are based upon the provisions of statutory or contractual severance plans or for the European locations are being negotiated with their unions and workers' councils. The second quarter charge includes severance costs for the termination of approximately 215 positions, while the third quarter charge reflects costs for approximately 315 positions for a total of 530 positions being terminated. As of June 30, 2001 and September 30, 2001, substantially all personnel subject to the second and third quarter components of the repositioning plan have been given specific notice of termination dates, respectively. Notification to European employees has also been made through their unions and workers' councils. The second and third quarter severance plans include approximately 355 positions for Polymer Additives, 145 positions for Performance Chemicals, and 30 positions for Water Treatment and Corporate.

PLANT CLOSURE, ENVIRONMENTAL AND OTHER

    The plant closure and environmental costs associated with the second and third quarter 2001 special charges relate primarily to closure costs such as dismantling, decontamination and remediation which will be incurred in conjunction with the closure of the three operating sites discussed previously.

    The other costs relate primarily to legal and consulting costs associated with the special charge activities, the write-off of certain components of the Company's data processing software proprietary to one of the operating sites being closed and the write-off of certain spare parts inventories associated with the impaired fixed assets.

INVENTORY WRITE-DOWNS

    The Company has recorded a lower of cost or market inventory write-down totaling $32.1 million, $23.8 million in the second quarter of 2001 and $8.3 million in the third quarter of 2001. These inventory write-downs include $20.0 million related to the Performance Chemicals business unit, $9.1 million to Polymer Additives and $3.0 million to Water Treatment. The Performance Chemicals lower of cost or market inventory write-downs result primarily from market value adjustments to Fine Chemicals inventories related to NSC Technologies. The Polymer Additives portion of the write-down reflects market adjustments resulting from declines in customer demand and the Water Treatment portion provides for the revaluation of inventory resulting from some unsuccessful promotional inventory buys. These write-downs were calculated in accordance with the Company's inventory valuation policies.

NOTE 6:  EARNINGS PER SHARE

    The computation of basic and diluted earnings per share is determined by dividing net income as reported as the numerator, by the number of shares included in the denominator as follows:

                                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                SEPTEMBER 30,         SEPTEMBER 30,
                                                             -------------------   -------------------
                                                               2001       2000       2001       2000
                                                             --------   --------   --------   --------
Denominator for basic earnings per share (weighted-average
  shares)..................................................      50.3      51.3        50.3      53.1
Effect of dilutive securities..............................        --       0.1          --       0.1
                                                             --------    ------    --------   -------
Denominator for diluted earnings per share.................      50.3      51.4        50.3      53.2
                                                             ========    ======    ========   =======

NOTE 7:  SEGMENT INFORMATION

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

                                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                SEPTEMBER 30,         SEPTEMBER 30,
                                                             -------------------   -------------------
                                                               2001       2000       2001       2000
                                                             --------   --------   --------   --------
Net Sales by Segment to External Customers:
  Polymer Additives........................................  $  135.3    $175.2    $  450.5  $  528.9
  Performance Chemicals....................................      65.9      94.3       246.5     267.3
  Water Treatment..........................................     127.7     112.3       413.4     376.5
  Energy Services and Products.............................      48.5      34.1       134.2      89.5
                                                             --------    ------    --------  --------
Total sales of reportable segments.........................     377.4     415.9     1,244.6   1,262.2
  Corporate and Other......................................       3.1       2.4         7.6       3.2
                                                             --------    ------    --------  --------
                                                             $  380.5    $418.3    $1,252.2  $1,265.4
                                                             ========    ======    ========  ========

Segment Profit (Loss):
  Polymer Additives........................................  $  (44.4)   $ 14.3    $  (51.1) $   47.0
  Performance Chemicals....................................       2.4      24.1        24.8      64.1
  Water Treatment..........................................      10.1      17.0        53.6      72.5
  Energy Services and Products.............................       7.2       3.5        17.4       7.3
                                                             --------    ------    --------  --------
Total profits (losses) of reportable segments..............     (24.7)     58.9        44.7     190.9
  Corporate and Other......................................     (10.1)     (9.7)      (30.7)    (29.0)
  Special Charges..........................................     (78.3)       --      (262.3)    (66.4)
                                                             --------    ------    --------  --------
Operating income (loss)....................................    (113.1)     49.2      (248.3)     95.5
Gain on sale of subsidiary stock...........................        --       8.5         9.4      60.4
Interest income (expense)--net.............................      (7.8)     (9.5)      (25.9)    (25.8)
Other income (expense)--net................................     (12.8)     (3.5)      (47.0)      3.7
                                                             --------    ------    --------  --------
Income (loss) before income taxes..........................  $ (133.7)   $ 44.7    $ (311.8) $  133.8
                                                             ========    ======    ========  ========

                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                   2001             2000
                                                              --------------   --------------
Segment Assets:
Polymer Additives...........................................     $  745.3         $  813.3
Performance Chemicals.......................................        248.8            439.2
Water Treatment.............................................        380.3            396.1
Energy Services and Products................................        139.9            122.1
Corporate and Other.........................................        358.4            363.7
                                                                 --------         --------
                                                                 $1,872.7         $2,134.4
                                                                 ========         ========

    The decrease in Polymer Additives and Performance Chemicals assets is due primarily to the effects of the 2001 repositioning plan implementation (see
Note 5).

NOTE 8:  GAIN ON SALE OF SUBSIDIARY STOCK

    Effective June 15, 2000, the Company sold 40% of its ownership in OSCA, Inc. (OSCA), a wholly owned subsidiary (Energy Services and Products business unit) through an initial public offering. Net proceeds of approximately $79 million from the initial sale were paid to the Company by OSCA to satisfy indebtedness. The initial sale resulted in a $51.9 million non-taxable gain to the Company, which was recognized in the second quarter of 2000. Subsequently, on July 13, 2000 the over-allotment option granted to the underwriters was exercised and resulted in an additional $12 million of net proceeds. The over-allotment exercise resulted in an additional non-taxable gain to the Company of $8.5 million, which was recorded in the third quarter of 2000. The initial sale and the over-allotment option exercise resulted in the Company selling a total of 43.4% of its ownership interest in this subsidiary.

    In addition to the above, the Company sold, in each of the first and second quarters of 2001, 250,000 shares of its Class B common stock of OSCA pursuant to Rule 144 under the Securities Act of 1933 for a total of 500,000 shares being sold for the six months ended June 30, 2001. The terms of these transactions provided that upon the sale of these Class B shares, the shares were automatically converted to Class A common stock of OSCA. Net proceeds were $5.4 million and $6.3 million and the related taxable gains were $4.2 million and $5.2 million for the three and six months ended June 30, 2001, respectively. There were no share sales in the third quarter of 2001.

    The combination of the initial sale, over-allotment option exercise and the Rule 144 sales has resulted in the Company selling a total of 46.8% of its ownership interest in this subsidiary. OSCA, Inc. continues to be included in consolidated financial position and results of operations due to the Company's ability to exert significant influence over OSCA, Inc. as a result of its continuing ownership and voting interest.

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

NOTE 10: COMMITMENTS AND CONTINGENCIES

    The Company is subject to various lawsuits and claims with respect to matters such as governmental regulations, income taxes and other actions arising out of the normal course of business. The Company is also subject to contingencies pursuant to environmental laws and regulations that may require the Company to take action to correct the effects on the environment of prior manufacturing and waste disposal practices.

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

    Participation in the above programs does not provide the Company with immunity from civil liability, including restitution claims. To date, 10 federal purported class action lawsuits and five California purported class actions have been filed against the Company, each claiming treble damages. These suits claim, among other things, that the Company conspired with others in violation of the antitrust laws regarding the pricing of bromine and brominated products. The federal lawsuits have been consolidated in the District Court for the Southern District of Indiana. The plaintiffs filed a motion to certify a class of purchasers of three particular brominated products, and the Company opposed the motion. In September 2001, the district court preliminarily certified a litigation class, and the Company promptly filed an application with the U.S. Court of Appeals for the Seventh Circuit in Chicago, requesting an interlocutory review and reversal of the class certification. That appeal is pending. The California cases have been stayed pending resolution of the federal cases.

    Litigation accruals of approximately $5.2 million and $1.3 million have been reflected as accrued expenses in the Company's consolidated balance sheets at September 30, 2001 and December 31, 2000, respectively.

    The Company is subject to various U.S. and international federal, state and local environmental, health and safety laws and regulations. The Company is also subject to liabilities arising under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA") and similar state and international laws that impose responsibility for remediation of hazardous substances and hazardous waste constituents released into the environment.

    The Company provides reserves for environmental liabilities that management considers probable and for which a reasonable estimate of the liability can be made. In the third quarter of 2001 (after a review of the Company's operating sites), management determined that a third quarter charge of $24.5 million was appropriate to increase reserves for environmental liabilities. Accordingly, the Company's reserves for environmental liabilities were approximately
$54.1 million and $13.1 million at September 30, 2001 and December 31, 2000, respectively. These liabilities include environmental costs associated with the 2000 and 2001 special charges.

    While it is not possible to predict or determine the outcome of actions brought against the Company or the ultimate cost of environmental matters, management believes that the ultimate cost, if any, in excess of the amounts already provided is not likely to have a material adverse effect on its consolidated financial position or consolidated results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND OTHER MATTERS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and Management's Discussion and Analysis contained in the 2000 Annual Report to Shareholders which is incorporated by reference in the Form 10-K filed with the Securities and Exchange Commission and the unaudited interim consolidated financial statements included elsewhere in this report. All references to earnings per share contained in this report are diluted earnings per share unless otherwise noted.

    The following table sets forth the percentage relationship to net sales of certain income statement items for the Company's continuing operations:

                                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                SEPTEMBER 30,         SEPTEMBER 30,
                                                             -------------------   -------------------
                                                               2001       2000       2001       2000
                                                             --------   --------   --------   --------
Net Sales..................................................    100.0%     100.0%     100.0%     100.0%
Gross Profit...............................................      8.3       26.2       17.2       27.9
Selling, General and Administrative Expenses...............     17.5       14.5       16.1       15.1
Special Charges............................................     20.5         --       20.9        5.3
                                                               -----      -----      -----      -----
Operating Income (Loss)....................................    (29.7)      11.7      (19.8)       7.5
Gain on Sale of Subsidiary Stock...........................       --        2.0        0.7        4.7
Interest Income (Expense) -- net...........................     (2.0)      (2.3)      (2.1)      (2.0)
Other Income (Expense) -- net..............................     (3.4)      (0.8)      (3.7)       0.3
                                                               -----      -----      -----      -----
Income (Loss) before Income Taxes..........................    (35.1)      10.6      (24.9)      10.5
Income Taxes (Credit)......................................     (7.1)       2.4       (5.7)       2.4
                                                               -----      -----      -----      -----
Net Income (Loss)..........................................    (28.0)%      8.2%     (19.2)%      8.1%
                                                               =====      =====      =====      =====

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

    Net sales decreased 9.0% to $380.5 million from $418.3 million in the prior year. Increased sales volume in the Water Treatment business unit resulting from the acquisition of Aqua Clear and strong volume gains and moderate price increases in the Energy Services and Products business unit were offset by slowing end markets which affected volumes and selling prices in the Polymer Additives and Performance Chemicals business units. Sales volumes decreased 6% in the quarter despite a 3% positive impact from acquisitions. The effects of unfavorable foreign exchange decreased sales by 1% and pricing decreased sales 2%.

    Gross profit margins decreased to 8.3% from 26.2% in the prior year. Excluding the effects of the special charges, inventory write-downs and other charges (see Note 5), gross margins decreased to 18.8%. Lower sales volumes in the Polymer Additives and Performance Chemicals business units, price erosion and efforts to reduce inventory levels in all business units contributed to the decrease. This decrease was partially offset by the increased volume and favorable product mix in the Energy Services and Products business unit.

    Selling, general and administrative expenses increased $5.9 million to $66.5 million and, as a percent of net sales, these expenses increased from 14.5% to 17.5%. Decreases in selling, general and administrative expenses resulting from cost containment efforts undertaken by the Company, were more than offset by increased sales and marketing costs in the Water Treatment business unit, including the impact of the Aqua Clear acquisition, and higher information technology and legal expenses.

    Operating income (loss) was $(113.1) million compared to $49.2 million in the prior year. Excluding special charges, the inventory write-downs and other charges (see Note 5), operating income was $5.8 million. This decrease of $43.4 million year over year reflects the impact of lower sales volumes and prices, inventory reduction efforts, higher sales and marketing costs, and increased legal and information technology expenses.

    Interest income (expense)--net decreased $1.7 million from $(9.5) million to $(7.8) million. Reduced debt levels and lower average interest rates combined for the decrease.

    Other income (expense)--net decreased $9.3 million from other income (expense)--net of $(3.5) million in the prior year to other expense--net of $(12.8) million. Excluding other charges of $4.8 million reflected in the third quarter of 2001 (see Note 5), other income (expense)--net was $(8.0) million. This decrease is primarily attributable to increased foreign exchange losses combined with an increase in minority interest expense associated with OSCA.

    Income tax expense (credit) for the three months ended September 30, 2001 is a benefit of $(27.1) million. This reflects a change in the effective tax rate in the third quarter to (23.0)%. This change in the effective tax rate was due primarily to the impact of the repositioning activities undertaken in the second and third quarters of 2001.

    Net income (loss) was $(106.6) million or $(2.12) per share in 2001, as compared to $34.5 million or $0.67 per share in 2000. Net income (loss) excluding repositioning activities in 2001 was $(6.9) million or $(0.14) per share.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

    Net sales decreased 1.0% to $1,252.2 million from $1,265.4 million in the prior year. Increased sales volume in the Water Treatment business unit resulting from the acquisition of Aqua Clear and strong volume and moderate price increases in the Energy Services and Products (OSCA) business unit were offset by slowing end markets and lower selling prices in the Polymer Additives and Performance Chemical business units. There were also unfavorable foreign exchange impacts on all business units. In addition, net sales for the nine months ended September 30, 2001 benefited by $7.9 million from a customer's decision to prematurely terminate a take or pay supply contract in the first quarter of 2001.

    Gross profit margins decreased to 17.2% from 27.9% in the prior year. Excluding special charges, inventory write-downs, and other charges (see
Note 5) gross margins decreased to 22.3%. Lower selling prices in the Polymer Additives business unit, lower sales volumes in Polymer Additives and Performance Chemicals, less favorable sales mix in the Water Treatment business unit, and efforts to reduce inventory levels in all business units contributed to the decrease. This decrease was partially offset by the increased volume and favorable product mix in the Energy Services and Products business unit.

    Selling, general and administrative expenses increased $10.3 million to $201.2 million and, as a percent of net sales, these expenses remained relatively consistent year over year. Decreases in selling, general and administrative expenses resulting from cost containment efforts undertaken by the Company, were offset by increased sales and marketing costs in the Water Treatment business unit, including the impact of the Aqua Clear acquisition, and increased information technology and legal expenses.

    Operating income (loss) was $(248.3) million compared to $95.5 million in the prior year. Excluding special charges, inventory write-downs, and other charges (see Note 5), operating income was $78.4 million versus
$161.9 million in the prior year. This decrease of $83.5 million year over year reflects the impact of lower sales volumes and prices, significant increases in energy and raw material costs, inventory reduction efforts, higher selling and marketing costs, and higher information technology and legal expenses. The impact of ice storms early in the first quarter at the South Arkansas manufacturing facility also contributed slightly to this decline.

    Interest income (expense)--net remained flat year over year. While reduced debt levels and lower average interest rates decreased interest expense in the quarter, a decrease in interest income, resulting from lower average cash balances, more than offset this decrease.

    Other income (expense)--net decreased $50.7 million from other income--net of $3.7 million in the prior year to other expense--net of $(47.0) million. Excluding other charges of $29.7 million (see Note 5), other income (expense)--net was $(17.3) million. This decrease in other income (expense)--net year over year is primarily attributable to increased amortization expense, foreign exchange losses and an increase in minority interest expense associated with OSCA.

    Income tax expense (credit) for the nine months ended September 30, 2001 was a credit of $(71.7) million or (23.0)%. This lower effective tax rate was due primarily to the impact of the repositioning activities undertaken in both 2001 and 2000 compared to $30.7 million or 23.0% in the prior year.

    Net income (loss) was $(240.1) million or $(4.77) per share in 2001, as compared to $103.1 million or $1.94 per share in 2000. Net income (loss) excluding repositioning activities in both 2001 and 2000 was $30.8 million or $0.61 per share in 2001, as compared to $94.0 million or $1.77 per share in 2000.

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

POLYMER ADDITIVES

    The Polymer Additives business unit is a leading provider of plastic additive solution and service packages. Polymer Additives brings the most comprehensive product basket of flame retardants, polymer stabilizers and antimony-based derivatives to the global marketplace. Results for the third quarter and year-to-date are as follows:

                                                           THIRD QUARTER         YEAR-TO-DATE
                                                        -------------------   -------------------
                                                          2001       2000       2001       2000
                                                        --------   --------   --------   --------
Net Sales.............................................   $135.3     $175.2     $450.5     $528.9
Operating Income (Loss)...............................   $(44.4)    $ 14.3     $(51.1)    $ 47.0

    Net sales decreased $39.9 million or 22.8% and $78.4 million or 14.8% for the third quarter and year-to-date, respectively. These decreases reflect the continued slowing in certain end markets and a competitive pricing environment present in this business unit. The year-to-date decrease was partially offset by the acquisition of the optical monomer business on February 14, 2001.

    Operating income (loss) decreased $58.7 million and $98.1 million to a loss of $(44.4) million and $(51.1) million for the third quarter and year-to-date, respectively, compared to prior year. Excluding special charges, inventory write-downs, and other charges (see Note 5), operating income (loss) decreased $29.1 million and $64.7 million to a loss of $(14.8) and $(17.7) million for the third quarter and year-to-date, respectively. These decreases were primarily attributable to the decreases in net sales; higher energy and raw material costs combined with inventory reduction initiatives.

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

                                                             THIRD QUARTER         YEAR-TO-DATE
                                                          -------------------   -------------------
                                                            2001       2000       2001       2000
                                                          --------   --------   --------   --------
Net Sales...............................................   $65.9      $94.3      $246.5     $267.3
Operating Income........................................   $ 2.4      $24.1      $ 24.8     $ 64.1

    Net sales decreased $28.4 million or 30.1% in the third quarter and $20.8 million or 7.8% year-to-date. These decreases were driven by significant volume declines in Fine Chemicals and lower than expected sales in the Fluorine business, predominately due to the sudden slow-down in information technology and telecommunication infrastructure spending.

    Operating income decreased $21.7 million or 90.0% to $2.4 million and $39.3 million or 61.3% to $24.8 million for the third quarter and year-to-date, respectively. Excluding special charges, inventory write-downs, and other charges (see Note 5), operating income decreased $15.4 million or 63.9% to $8.7 million for the third quarter and $13.0 million or 20.3% to $51.1 million year-to-date. This decrease in operating income reflects the impact of these sharply lower sales volumes in the Fine Chemicals and Fluorine businesses. Additionally, these lower sales volumes had a negative impact on unabsorbed manufacturing costs.

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

                                                           THIRD QUARTER         YEAR-TO-DATE
                                                        -------------------   -------------------
                                                          2001       2000       2001       2000
                                                        --------   --------   --------   --------
Net Sales.............................................   $127.7     $112.3     $413.4     $376.5
Operating Income......................................   $ 10.1     $ 17.0     $ 53.6     $ 72.5

    Water Treatment net sales increased 13.7% to $127.7 million and 9.8% to $413.4 in the third quarter and year-to-date from $112.3 million and $376.5 million in the prior year, respectively. These increases reflect increased market share from new product introductions and the impact of the Aqua Clear acquisition in July of 2000. Year-to-date net sales growth was hampered by unfavorable spring weather conditions combined with heightened customer focus on managing inventory levels more closely.

    Operating income declined from $17.0 million and $72.5 million in 2000 to $10.1 million and $53.6 million in 2001 for the third quarter and year-to-date, respectively. Excluding the impact of special charges, inventory write-downs, and other charges (see Note 5) operating income decreased $2.2 million and $14.2 million to $14.8 million and $58.3 million for the third quarter and year to date, respectively. The positive impact of higher sales was more than offset by production cutbacks to lower inventory levels. Higher selling and marketing costs in the second and third quarters of 2001 also contributed to the decrease.

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

                                                              THIRD QUARTER         YEAR-TO-DATE
                                                           -------------------   -------------------
                                                             2001       2000       2001       2000
                                                           --------   --------   --------   --------
Net Sales................................................   $48.5      $34.1      $134.2     $89.5
Operating Income.........................................   $ 7.2      $ 3.5      $ 17.4     $ 7.3

    Net sales for the third quarter increased 42.2% to $48.5 million from $34.1 million and year-to-date increased 49.9% to $134.2 million from $89.5 million compared to the prior year. Higher volume increases, and market penetration and the continuation of a favorable U.S. operating environment drove the increases.

    Operating income increased 106% to $7.2 million in the third quarter of 2001 and 138% to $17.4 million year-to-date. This increase is due primarily to the increases in the net sales and improved gross profit margins reflecting a positive change in product mix. In addition, the percentage of selling, general and administrative expenses to net sales decreased to 12.1% and 12.6% for the third quarter and year-to-date, respectively, from 15.1% and 17.2% in the prior year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    Accounts and notes receivable at September 30, 2001 decreased $87.3 million and $55.1 million to $307.1 million from June 30, 2001 and year-end, respectively. These decreases reflect the efforts of all business units to actively reduce working capital and improve cash flow.

    Inventories were $309.2 million at September 30, 2001, a decrease of $38.6 million and $55.2 million from June 30, 2001 and year-end, respectively. These decreases reflect the impact of the inventory write-downs (see Note 5) and additional inventory reduction initiatives, net of seasonal requirements in the Water Treatment business unit. Current liabilities have increased $60.9 million and $44.8 million from the second quarter and year-end, respectively. These increases are due primarily to the 2001 repositioning activities.

    Operating activities provided approximately $140 million and $166 million in cash during the three and nine month periods ended September 30, 2001 reflecting the impact of the aforementioned working capital reductions. Cash from operating activities combined with the use of cash for capital spending, the acquisition of the optical monomers business and net financing activities resulted in an overall decrease in net debt, defined as total debt less cash and cash equivalents, by approximately $100 million and $20 million from the second quarter and year-end, respectively.

    Capital spending during the nine-month period ended September 30, 2001 amounted to $129.5 million compared to $122.5 million in the prior year. Spending for the year is expected to be approximately $160 million.

    In addition, on October 4, 2001, the Company established two unsecured revolving credit facilities with various financial institutions under which it may borrow up to $237.5 million under each facility for a total of up to $475.0 million. One facility has a 364-day term, the other facility has a five-year term, and both are used to support the commercial paper program and for general corporate purposes. The 364-day agreement may be renewed annually, subject to certain conditions. Both facilities contain certain covenants, which include, among others, requirements for a maximum ratio of debt to EBITDA, as defined in the agreements. These facilities replaced the $600.0 million existing revolving credit facility entered into in October 1996 which was terminated on October 4, 2001. Interest on borrowings outstanding under the agreement are based upon a variable rate tied to LIBOR.

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

    A progression of the reserve balance from December 31, 2000 to September 30, 2001 is as follows:

                                                      RESERVE
                                                      BALANCE                              RESERVE BALANCE
                                                  AT DECEMBER 31,     2001       2001      AT SEPTEMBER 30,
DESCRIPTION                                            2000         ACTIVITY   REVERSALS         2001
-----------                                       ---------------   --------   ---------   ----------------
Severance Costs.................................       $ 8.1         $ (6.2)    $ (0.7)           $1.2
Plant Closure and Environmental Costs...........         4.9           (0.6)        --             4.3
                                                       -----         ------     ------            ----
                                                       $13.0         $ (6.8)    $ (0.7)           $5.5

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

    A progression of the reserve balance from December 31, 2000 to September 30, 2001 is as follows:

                                                       RESERVE
                                                       BALANCE                              RESERVE BALANCE
                                                   AT DECEMBER 31,     2001       2001      AT SEPTEMBER 30,
                   DESCRIPTION                          2000         ACTIVITY   REVERSALS         2001
                   -----------                     ---------------   --------   ---------   ----------------
Severance Costs..................................       $0.4             --      $ (0.4)             --

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

    A progression of the reserve balance from December 31, 2000 to September 30, 2001 is as follows:

                                                           RESERVE BALANCE              RESERVE BALANCE
                                                           AT DECEMBER 31,     2001     AT SEPTEMBER 30,
DESCRIPTION                                                     2000         ACTIVITY         2001
-----------                                                ---------------   --------   ----------------
Severance Costs..........................................       $1.7          $(1.7)             --
Plant Closure and Environmental Costs....................        0.2           (0.2)             --
Senior Management Transition.............................        3.1           (0.8)           $2.3
Lease Costs..............................................        0.3           (0.3)             --
                                                                ----          -----            ----
                                                                $5.3          $(3.0)           $2.3

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

    A progression of the reserve balance from December 31, 2000 to September 30, 2001 is as follows:

                                                                                        RESERVE BALANCE
                                                           RESERVE BALANCE               AT SEPTEMBER
                                                           AT DECEMBER 31,     2001           30,
DESCRIPTION                                                     2000         ACTIVITY        2001
-----------                                                ---------------   --------   ---------------
Severance Costs..........................................       $0.3             --          $0.3
Other....................................................        0.6             --           0.6
                                                                ----           ----          ----
                                                                $0.9             --          $0.9

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

    The natural gas contracts, which qualify as cash flow hedges under SFAS 133, are marked to market with unrealized gains and losses deferred and recognized in earnings when realized as an adjustment to cost of products sold. Unrealized changes in fair value of contracts no longer effective as hedges are recognized in cost of products sold from the date that the contracts become ineffective until their expiration. Historically, the Company has not closed any natural gas contracts prior to the execution of the underlying purchase transactions, nor have any of the underlying purchase transactions failed to occur. The fair value of these contracts at September 30, 2001 was immaterial to the Company's financial position.

    There have been no significant changes in our foreign exchange or interest rate risk from the information provided in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

PART II.--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The Company is a defendant in 10 federal purported class action lawsuits claiming, among other things, that the Company conspired with others in violation of the antitrust laws regarding the pricing of bromine and brominated products. These federal lawsuits have been consolidated in the U.S. District Court for the Southern District of Indiana. In September 2001, the district court granted the plaintiffs' motion for preliminary certification of a litigation class. The Company promptly filed an application with the U.S. Court of Appeals for the Seventh Circuit requesting an interlocutory review and reversal of the class certification. That appeal is pending.

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

Date: November 13, 2001               By:    /s/ John J. Gallagher III
                                            ---------------------------
                                            John J. Gallagher III
                                            Senior Vice President and Chief Financial
                                            Officer