Form 10-K
period 2001-12-31
GREAT LAKES CHEMICAL CORP
filed 2002-03-18
CIK 43362

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 1-6450

GREAT LAKES CHEMICAL CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	95-1765035 (IRS Employer Identification No.)
500 EAST 96TH STREET, SUITE 500 INDIANAPOLIS, INDIANA 46240 (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: 317-715-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class

Common Stock, $1.00 Par Value
Common Stock Purchase Rights

Name of Each Exchange on Which Registered

New York Stock Exchange
Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        As of March 14, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,298,831,408.

        As of March 14, 2002, 50,186,685 shares of the registrant's stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on May 2, 2002, are incorporated by reference into Part III.

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

        Polymer Additives—The Polymer Additives business unit is a leading developer, producer and marketer of bromine-, phosphorus- and antimony-based flame retardants; value-added antioxidants; UV absorbers; light stabilizers; performance additives and fluids; and optical monomers. These compounds are integrated into customer solutions that resist ignition and ensure the stability of products during processing or while in use.

        Performance Chemicals—The Performance Chemicals business unit is a collection of individual businesses that apply their expertise in complex chemical synthesis, process development, manufacturing and toxicological testing to meet highly specific requirements for pharmaceutical, agrochemical and a wide range of industrial chemical applications.

        Water Treatment—The Water Treatment business unit is the world's premier formulator of water treatment biocides and related specialty chemicals that make water better. This business unit extends innovative recreational water treatment products across the value chain to mass merchants, wholesale distributors, specialty store owners and retail customers. Its bromine-based biocides and proprietary polymer-based antiscalants and corrosion inhibitors target industrial customers in the global cooling process, wastewater, paper and desalination industries.

        Energy Services and Products (OSCA)—OSCA provides specialized oil and gas well completion fluids, completion services and downhole completion tools to major oil companies and independent exploration and production companies, primarily in the Gulf of Mexico and in select international markets. Effective June 15, 2000, OSCA completed an initial public offering of its Class A common stock. As of December 31, 2001, Great Lakes had sold approximately 47% of its ownership in OSCA's outstanding common stock. Great Lakes has retained approximately 92% of the combined voting power of OSCA's outstanding voting stock through its ownership of all of the outstanding Class B shares, which have disproportionate voting rights.

        On February 20, 2002, the Company announced that OSCA entered into a definitive merger agreement with BJ Services Company. Under the terms of the agreement, BJ services will acquire all of the outstanding shares of OSCA, including the Company's 53.2% holding, for $28.00 per share in cash.

        The Company expects this transaction to close during the second quarter of 2002, subject to regulatory and other customary approvals. This transaction is expected to provide the Company with net proceeds of approximately $200 million in cash, all or a part of which will be used to reduce the Company's debt position.

        There can be no assurances that the merger will be consummated in accordance with the terms of the merger agreement, if at all.

PRODUCTS AND SERVICES

        Following is a list of the Company's principal products and services, markets and production facilities:

POLYMER ADDITIVES

Flame Retardants
Products and Services

Bromine-, phosphorus- and antimony-based flame retardants marketed under the trade names Firemaster®, Fyrebloc®, Kronitex®, Reofos®, Reogard®, Ongard®, Oncor™, Pyrobloc®, Smokebloc® and Timonox®

Principal Markets

        Consumer electronics, computers and business equipment, automotive, furniture, wire and cable, building and construction materials, textiles and polymers

Production Facilities

        El Dorado, AR; Newport, TN; Nitro, WV; Reynosa, Mexico; Aycliffe, U.K.; Trafford Park (Manchester), U.K.

Polymer Stabilizers

Products and Services

        Antioxidants, UV absorbers, light stabilizers, optical monomers and patented No Dust Blends (NDB™) marketed under the trade names Alkanox®, Anox™, Anox™ NDB™, Lowilite® and Lowinox®

Principal Markets

        Fibers, cables, household appliances, communications equipment, computer and business machines, automotive, packaging, textiles, construction, cosmetics and optical lenses

Production Facilities

        Newport, TN; Pasadena, TX; Catenoy, France; Persan, France; Waldkraiburg, Germany; Pedrengo, Italy; Ravenna, Italy; Pyongtaek, Korea

PERFORMANCE CHEMICALS

Agricultural Products
Products and Services

Methyl bromide

Principal Markets

Soil, crop and structural pest control

Production Facilities

El Dorado, AR

Bromine Intermediates

Products and Services

Bromine, bromine derivatives and bromine-based specialty chemicals

Principal Markets

Electronics, photographic papers and films, rubber compounds, detergents and pharmaceuticals

Production Facilities

El Dorado, AR; Amlwch, U.K.

Fluorine

Products and Services

Fire extinguishing agent FM-200®, organo-fluorine compounds and fluorinated intermediates

Principal Markets

Telecommunications, information technology, electronics, refrigerants and pharmaceuticals

Production Facilities

El Dorado, AR

Fine Chemicals

Products and Services

Specialty and fine chemical intermediates

Principal Markets

Pharmaceuticals and agrochemicals

Production Facilities

Newport, TN; Konstanz, Germany; Halebank, U.K.; Holywell, U.K.

Toxicological Services

Products and Services

All phases of nonclinical toxicological testing and bioanalytical services; design of specialized toxicological, metabolic and analytical chemistry programs

Principal Markets

Pharmaceutical, chemical and biotechnology industries

Production Facilities

Ashland, OH

WATER TREATMENT

Recreational
Products and Services

Water treatment sanitizers AquaBrom®, Aqua Chem®, Aqua Clear®, Bayrol®, BioGuard®, Guardex®, Hydrotech™, Miami, Omni™, Pool Season™, Pool Time®, Spa Guard®, Sun® and Vantage®; algicides, biocides, oxidizers, pH balancers, mineral balancers and specialty chemicals

Principal Markets

Pool and spa dealers and distributors, mass market retailers, residential and commercial pools, pool service companies, residential and commercial builders

Production Facilities

Conyers, GA; Lake Charles, LA; Adrian, MI; Melbourne, Australia; Toronto, Canada; Mundolsheim, France; Barbera Del Valles, Spain; Kyalami, South Africa; Andoversford, U.K.

BioLab Water Additives

Products and Services

Antiscalants, biocides, corrosion inhibitors, dispersants, antifoams, hydantoin derivatives, formulated oxidizers and biocide dispensing equipment

Principal Markets

Industrial cooling water treatment, industrial and municipal wastewater treatment, municipal desalination, pulp and paper processing, food processing and preservative intermediates

Production Facilities

Adrian, MI; El Dorado, AR; Conyers, GA; Trafford Park (Manchester), U.K.

ENERGY SERVICES AND PRODUCTS

Products and Services

Completion products and services, reservoir analysis, solids-free fluids, sand control, filtration, downhole tools, stimulation and marine well services marketed under the trade names HyCal™, NoCal™, BrineDril™, InsulGel™, Well Wash™, RheoFlex™, CompSet™ and CompSeal™

Principal Markets

Oil and gas industry

Production Facilities

Geismer, LA; Mansfield, TX

RAW MATERIALS

        The essential raw material for bromine is brine from Company-owned wells in Arkansas and a sea water extraction plant in Europe. The Arkansas properties are located atop the Smackover lime deposits, which constitute a vast underground sea of bromine-rich brine. The 35-mile area between El Dorado and Magnolia, Arkansas, provides the best-known geological location for bromine production in the United States, and both major domestic bromine manufacturers are located in this area. Based on projected production rates, the Company's brine reserves are estimated to be adequate.

        Other raw materials used in the business are obtained from outside suppliers through purchase agreements. The cost of raw materials is generally based on market prices, although risk management tools may be utilized, as appropriate, to mitigate short-term market price fluctuations. Other raw materials purchased include chlorine, caustic, hexafluoropropene, phenol, bisphenol A and antimony oxide.

        The Company has multiple suppliers for most key raw materials and uses a variety of techniques such as the establishment of long-term relationships with suppliers and ongoing performance assessment as part of the total supplier selection process. In addition, the Company uses electricity and natural gas to meet its energy needs.

INTERNATIONAL OPERATIONS

        Great Lakes has a significant presence in foreign markets, principally Western Europe and Asia. Approximately one-third of the Company's assets and sales are outside the United States. The geographic segment data is set forth in Note 15: "Segment Information" of the Notes to Consolidated Financial Statements.

CUSTOMERS AND DISTRIBUTION

        During the last three years, no single customer accounted for more than 10% of Great Lakes' total consolidated sales. The Company has no material contracts or subcontracts with government agencies. A major portion of the Company's sales are sold to industrial or commercial businesses for use in the production of other products. Some products, such as recreational water treatment chemicals and supplies, are sold to a large number of retail pool stores, mass merchandisers and distributors. Some export sales are marketed through distributors and brokers.

        The Company's business does not normally reflect any material backlog of orders at year-end.

COMPETITION

        Great Lakes is in competition with businesses producing the same or similar products, as well as businesses producing products intended for similar use. The only other major producer of bromine and bromine derivatives in the United States competes with the Company in varying degrees, depending on the product. In addition, the Company competes with only one major overseas manufacturer of bromine and brominated products in the United States and elsewhere. Several small producers in the United States and overseas are competitors for several individual products. Furthermore, there are numerous manufacturers that compete with the Company by offering alternatives to Great Lakes products. In Polymer Stabilizers, the Company competes with a significantly larger supplier across the entire product line and with a number of smaller companies in individual product areas. Within Performance Chemicals, the Fluorine business competes with a global manufacturer producing similar products, as well as manufacturers with products intended for similar use. The Company's Water Treatment business competes with several manufacturers and distributors of swimming pool and spa chemicals.

        Principal methods of competition are innovation, price, product quality and purity, technical services and the ability to deliver promptly. The Company is able to move quickly in providing new products to meet identified market demands. Management believes these factors, combined with highly qualified technical personnel, allow the Company to compete effectively.

SEASONALITY AND WORKING CAPITAL

        The Company's products sold to the agricultural and swimming pool industries exhibit some seasonality, which is reflected in relatively higher sales and profits in the first half of each year. Seasonality also requires that the Company build inventories for rapid delivery at certain times of the year. In particular, the pool product season is strongest during the first six months, requiring a build-up of inventory at the beginning of the year. Customers are not permitted to return unsold material at the end of a season, except for certain negotiated arrangements with distributors and dealers.

        The effect of the above items on working capital and liquidity requirements is not material.

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

        Research and development expenditures are described in Note 14: "Research and Development Expenses" of the Notes to Consolidated Financial Statements.

ENVIRONMENTAL

        The Company's operations are subject to various laws and regulations relating to maintaining or protecting the quality of the environment. Information regarding environmental compliance and contingencies is set forth under the "Environmental" caption in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 18, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements.

EMPLOYEES

        The Company currently employs approximately 5,600 people, 40% of which are employed outside the United States. Approximately 320 employees are represented by collective bargaining agreements. The Company maintains good employee relations and has successfully concluded its most recent labor negotiations without a work stoppage. The Company, however, cannot predict the outcome of future contract negotiations.

ITEM 2. PROPERTIES

        The Company leases its principal executive offices in Indianapolis, Indiana, and owns its principal corporate facility in West Lafayette, Indiana. The Company operates 29 production facilities in 11 countries. The Company has distribution facilities at all of its manufacturing sites. Listed under "Item I. Business" above in the table captioned "Products and Services" are the production facilities by business unit. The Company's principal research facilities are in West Lafayette, Indiana; Decatur, Georgia; Lafayette, Louisiana; and Trafford Park (Manchester), U.K. Most principal locations are owned.

        In addition, the Company owns or leases warehouses, distribution centers and space for administrative and sales offices throughout the world. All of the Company's facilities are in good repair, suitable for the Company's businesses and have sufficient capacity to meet present market demands at an efficient operating level.

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

        The Company believes it has fully complied with all applicable conditions to date and has continued to cooperate with the DOJ in connection with certain follow-up matters arising out of the investigation, all of which are covered by the Company's acceptance into the amnesty program. The Company intends to continue full compliance with the DOJ and European Commission programs.

        Participation in the above programs does not provide the Company with immunity from civil liability, including restitution claims. To date, 10 federal purported class action lawsuits and five California purported class actions have been filed against the Company, each claiming treble damages. These suits claim, among other things, that the Company conspired with others in violation of antitrust laws regarding the pricing of bromine and brominated products. The federal lawsuits have been consolidated in the District Court for the Southern District of Indiana. The plaintiffs filed a motion to certify a class of purchasers of three particular brominated products, and the Company has opposed the motion. In September 2001, the district court preliminarily certified a litigation class, and the Company promptly filed an application with the U.S. Court of Appeals for the Seventh Circuit in Chicago, requesting an interlocutory review and reversal of the class certification. That appeal was denied and the class was certified. The Company will continue to defend that litigation. The California cases remain stayed pending resolution of the federal cases.

        On September 18, 2000, the Company's Energy Services and Products subsidiary, OSCA, was served with notice that a lawsuit was filed against it and other named defendants on September 1, 2000, in the District Court of Harris County, Texas. The action was brought by certain underwriting syndicates of Lloyd's of London who claim to be subrogated to the claim of their insureds, Newfield Exploration Company, Apache Oil Corporation, Continental Land & Fur and Fidelity Oil ("Plaintiffs"). The other defendants include High Pressure Integrity, Inc. and Chalmers, Collins & Alwell, Inc. On September 8, 2000, OSCA filed a lawsuit against the Plaintiffs and the other defendants in the United States District Court, Western District of Louisiana, Lafayette-Opelousas Division. Other actions have also been filed in connection with the same circumstances. All actions have now been consolidated into one proceeding in the United States District Court, Southern District of Texas.

        The lawsuits relate to a blowout of a well situated off the shore of Louisiana in the Gulf of Mexico for which OSCA and others were engaged to perform specific workover operations. In the Texas case, Plaintiffs seek damages, interest and other costs in the approximate amount of $21.4 million, alleging that OSCA and the other defendants breached their contracts to perform workover operations and were negligent in performing those operations. OSCA alleges negligence against the Plaintiffs and other defendants and seeks damages, interest, costs and general and equitable relief. OSCA has amended its complaint to include Cardinal Wireline Service, which was performing wireline operations aboard the platform immediately before the blowout. OSCA has also filed a third party demand against its underwriters and insurance broker in support of coverage of claims asserted against OSCA in the Newfield matter.

        OSCA has denied that it breached its contract or was negligent and intends to vigorously defend itself and to prosecute the merits of its claims. Mediation in the combined lawsuits is scheduled for March 5, 2002, and a trial date of March 14, 2002, has been set. On February 22, 2002, the court issued preliminary rulings in the case, one of which was partial summary judgment in favor of Newfield and against OSCA on the issue of breach of contract and another ruling was a dismissal of OSCA's claims against Cardinal Wireline Service. The court specifically stated, and OSCA believes, that this ruling is not dispositive as to whether OSCA's actions caused the blowout and therefore is liable for damages to Newfield. OSCA intends to defend the case vigorously. Management is unable to predict whether the outcome of the legal actions will have a material adverse effect on the results of operations in any particular period. However, management does not believe that the outcome will have a material adverse effect on the Company's consolidated financial position or liquidity (see Note 19).

        West Lafayette Corporation, a wholly owned subsidiary of the Company, is a defendant in a judicial proceeding filed on August 30, 2000, by the State of Illinois in the Circuit Court of Illinois. The State is seeking penalties based on alleged failure to maintain air emission permits required by the State of Illinois and federal law. The Company is currently investigating the issue and has neither agreed to nor denied the allegations. However, the Company's management believes that the liability, if any, associated with such allegations will not have a material adverse effect on the Company.

        Various other lawsuits and claims, other than those mentioned above, are pending against the Company and certain of its consolidated subsidiaries. While it is not possible to predict or determine the outcome of legal actions brought against the Company or the ultimate cost of these actions, the Company believes the costs associated with all such actions in the aggregate will not have a material adverse effect on its consolidated financial position, liquidity or results of operations. Furthermore, no director, officer or affiliate of the Company, or any associate of any director or officer is involved, or has a material interest in, any proceeding that could have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The common stock of Great Lakes Chemical Corporation is traded on the New York Stock Exchange (the "NYSE") under the symbol GLK. The following table sets forth the quarterly dividends paid per share and the ranges of high and low market prices per share on the NYSE for the last two fiscal years, based upon information supplied by the NYSE.

	2001
	March 31	June 30	September 30	December 31
Cash dividends paid per share	$0.08	$0.08	$0.08	$0.08
Stock Price Data
High	$37.63	$34.75	$32.01	$25.12
Low	29.40	29.85	20.00	20.61
Year-end close				24.28
	2000
	March 31	June 30	September 30	December 31
Cash dividends paid per share	$0.08	$0.08	$0.08	$0.08
Stock Price Data
High	$40.44	$35.81	$33.94	$39.19
Low	26.75	26.50	26.56	28.13
Year-end close				37.19

        As of March 14, 2002, there were approximately 2,278 stockholders of record of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended December 31,
	2001	2000	1999	1998	1997
	(Millions, Except Per Share Data)
Statement of Operations Data
Net sales	$1,594.7	$1,670.5	$1,500.3	$1,435.7	$1,350.4
Operating income (loss) before special charges	(10.2)	203.6	180.3	190.4	191.6
Operating income (loss)(1)	(277.3)	140.2	162.1	73.9	141.8
Income (loss) from continuing operations before income taxes	(356.9)	164.9	175.4	66.2	117.2
Income taxes (credit)	(67.4)	37.9	35.8	9.8	45.4
Effective income tax rate	(18.9)%	23.0%	20.4%	14.8%	38.7%
Net income (loss) from continuing operations	$(289.5)	$127.0	$139.6	$56.4	$71.8
Net income (loss) from discontinued operations	—	—	—	32.6	(14.9)

Total net income (loss)	$(289.5)	$127.0	$139.6	$89.0	$56.9
Percent of average stockholders' equity	(37.2)%	13.1%	13.6%	7.5%	4.1%
Balance Sheet Data—Year-End
Working capital (excluding cash and cash equivalents)	$157.1	$400.3	$378.0	$237.4	$290.5
Current ratio	1.5	2.6	3.8	2.9	2.2
Capital expenditures	$166.2	$157.0	$119.0	$160.6	$133.0
Total assets	1,687.6	2,134.4	2,261.0	2,004.6	2,270.4
Debt (net of cash and cash equivalents)	467.4	471.5	411.1	108.3	492.9
Debt	539.0	694.2	889.4	519.9	566.6
Percent of total capitalization	46.8%	42.2%	46.2%	31.9%	29.1%
Stockholders' equity	$613.5	$949.7	$994.1	$1,054.3	$1,307.4
Per share	12.22	18.88	18.24	18.05	22.18
Share Data
Basic earnings (loss) per share
Continuing operations	$(5.76)	$2.42	$2.42	$0.96	$1.20
Discontinued operations	—	—	—	0.55	(0.25)

Total	$(5.76)	$2.42	$2.42	$1.51	$0.95
Diluted earnings (loss) per share
Continuing operations	$(5.76)	$2.42	$2.41	$0.95	$1.19
Discontinued operations	—	—	—	0.55	(0.25)

Total	$(5.76)	$2.42	$2.41	$1.50	$0.94
Cash dividends per share
Declared during year	$0.32	$0.32	$0.32	$0.40	$0.63
Paid during year	0.32	0.32	0.32	0.48	0.62
Payout as a percent of net income (loss)	(5.6)%	13.2%	13.2%	26.5%	66.3%
Shares outstanding (basic)
Average during year	50.3	52.4	57.8	59.0	60.0
At year-end	50.2	50.3	54.5	58.4	59.0
Stock price(2)
At year-end	$24.28	$37.19	$38.19	$40.00	$44.88

(1)
After special charges of $267.1 million, $63.4 million, $18.2 million, $116.5 million and $49.8 million in 2001, 2000, 1999, 1998 and 1997, respectively.

(2)
Stock prices prior to May 22, 1998, do not reflect the Octel spin-off.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following provides a review of the consolidated financial position of Great Lakes at December 31, 2001 and 2000, the consolidated results of operations for the three years ended December 31, 2001, and where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements, notes and selected financial data.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

        Great Lakes Chemical Corporation is including the following cautionary statement to make applicable and take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 with respect to any forward-looking statement made by, or on behalf of, the Company. Forward-looking statements generally may be identified by words such as "believes," "expects," "intends," "may," "will likely result," "estimates," "anticipates," "should" and other similar expressions, or the negative of such words or expressions. The factors identified in this cautionary statement are important factors (but do not necessarily constitute all important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

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

  •
  Economic factors over which the Company has no control, including changes in inflation, tax rates, interest rates and foreign currency exchange rates.

  •
  Competitive factors such as pricing pressures on key products and the cost and availability of key raw materials.

  •
  Governmental factors including laws and regulations and judicial decisions related to the production or use of key products such as bromine and bromine derivatives.

  •
  The difficulties and uncertainties inherent in new product development. New product candidates that appear promising in development may fail to reach the market because of safety concerns, inability to obtain necessary regulatory approvals, difficulty or excessive costs to manufacture, or infringements of the patents or intellectual property rights of others.

  •
  Legal factors, including unanticipated litigation of product liability claims, antitrust litigation, environmental matters or patent disputes with competitors, which could preclude commercialization of products or negatively affect the profitability of existing products.

  •
  Inability to obtain existing levels of product liability insurance or denial of insurance coverage following a major product liability claim.

  •
  Changes in tax laws, including future changes in tax laws related to the remittance of foreign earnings, or investments in foreign countries with favorable tax rates.

  •
  Changes in accounting standards promulgated by the Financial Accounting Standards Board; the Securities and Exchange Commission; or the American Institute of Certified Public Accountants, which are adverse to the Company.

  •
  Internal factors such as changes in business strategies and the impact of cost control efforts and business combinations.

  •
  Loss of brine leases or inability to produce the bromide ion in required quantities due to depletion of resources or other causes beyond the Company's control.

ACCOUNTING POLICIES INVOLVING SIGNIFICANT ESTIMATES

        Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. See Note 1 to Great Lakes' audited consolidated financial statements included elsewhere in this document for a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements. The Company believes the following are some of the more critical judgment areas in the application of accounting policies that currently affect the Company's consolidated financial condition and results of operations.

GENERAL

        The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant estimates and assumptions relate to inventories, special charges, impairment of goodwill and intangible assets, income taxes, pensions and contingencies related to litigation and environmental matters. Actual amounts could differ significantly from these estimates.

INVENTORIES

        The Company is required to state inventories at the lower of cost or market. In assessing the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements and pricing and compare that with the current or committed inventory levels. Great Lakes recorded write-downs of inventory totaling $43.8 million in 2001 due to changes in strategic direction, such as discontinuing certain product lines, changes in market conditions, customer demand and unmarketable inventory. If future market conditions are less favorable than those predicted by management, additional inventory write-downs may be required.

SPECIAL CHARGES

        The Company recorded special charges before reversals of $272.1 million, $66.4 million and $25.4 million in 2001, 2000 and 1999, respectively. These charges were in connection with detailed repositioning and restructuring plans that provided for a series of cost reduction initiatives to further streamline operations, strengthen the Company's competitive position and provide a platform for future growth. The charges associated with these plans included estimates for amounts related to asset impairments, employee severance costs, plant closures and related environmental costs, and the settlement of various contractual obligations resulting from repositioning and restructuring actions. Although the Company does not anticipate significant changes to these estimates, the actual costs may differ. When it is determinable that the actual costs differ from the original estimates, adjustments, either additional charges or reversals, are made to the remaining special charge reserves at that time.

IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS

        The Company periodically evaluates long-lived assets, goodwill and other intangible assets for potential impairment indicators. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of the Company's businesses. If impairment indicators are present, the Company is required to assess the recoverability of these assets. In assessing the recoverability of the Company's long-lived assets, goodwill and other intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record additional impairment charges for these assets. Based upon assessments performed during 2001, the Company recorded $212.1 million of asset impairments including $128.8 million of impairment losses related to goodwill.

INCOME TAXES

        The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

        At December 31, 2001, the Company had deferred tax assets in excess of deferred tax liabilities of $65.1 million. At December 31, 2001 and 2000, management determined that it is more likely than not that $49.4 million and $12.2 million, respectively, of certain deferred tax assets will not be realized, requiring the Company to establish a valuation allowance for those amounts.

        Each quarter, the Company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The likelihood of realization is assessed by using the Company's forecast of future taxable income and available tax planning strategies that could be implemented to support realization of certain deferred tax assets.

        Failure to achieve forecasted taxable income might affect the ultimate realization of certain deferred tax assets. Factors that may affect the Company's ability to achieve sufficient forecasted taxable income include, but are not limited to, increased competition, general economic conditions, a decline in sales or earnings, loss of market share or delays in product availability.

        In addition, the Company operates within multiple taxing jurisdictions and is subject to audits in these jurisdictions. These audits can involve complex issues that may require an extended period of time for resolution. In management's opinion adequate provisions for income taxes have been made.

PENSIONS

        The Company sponsors various defined benefit pension plans that have significant pension benefit costs developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets and rates of compensation increases. The Company is required to consider current market conditions, including changes in interest rates and plan asset investment returns, in determining these assumptions. At December 31, 2001, appropriate changes were made in the interest rate and rate of compensation increase assumptions for all plans. The Company currently expects pension costs to increase in 2002 by approximately $4 million to $5 million compared to 2001.

CONTINGENCIES

        The Company is subject to legal proceedings, lawsuits and other claims related to environmental, labor, product and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes related to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual issue. At December 31, 2001, the Company had accrued $12.4 million and $59.1 million related to litigation and environmental liabilities, respectively, that management considers probable and for which a reasonable estimate of the liability can be made. These accruals may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy, in dealing with these matters.

RESULTS OF OPERATIONS

        The following table sets forth the percentage relationship to net sales of certain income statement items for the Company's operations:

	Years Ended December 31
	2001	2000	1999
Net sales	100.0%	100.0%	100.0%
Cost of products sold	84.0	72.5	71.8

Gross profit	16.0	27.5	28.2
Selling, general and administrative expenses	16.7	15.3	16.2

Operating contribution	(0.7)	12.2	12.0
Special charges	(16.7)	3.8	1.2

Operating income (loss)	(17.4)	8.4	10.8
Gain on sale of subsidiary stock	0.6	3.6	—
Interest income (expense)—net	(2.1)	(2.0)	(0.6)
Other income (expense)—net	(3.5)	(0.2)	1.5

Income (loss) before income taxes	(22.4)	9.8	11.7
Income taxes (credit)	(4.2)	2.2	2.4
Net income (loss)	(18.2)%	7.6%	9.3%

2001 COMPARED WITH 2000

        Net sales decreased 4.5% to $1,594.7 million from $1,670.5 million in the prior year. Volume growth in the Water Treatment business unit, which includes the effects of the acquisition of Aqua Clear LLC (Aqua Clear) in July 2000, and strong volume combined with moderate price increases in the Energy Services and Products (OSCA) business unit were offset by slowing end markets and lower selling prices in the Polymer Additives and Performance Chemicals business units. Additionally, unfavorable foreign exchange impacted all business units.

        Gross profit margins decreased to 16.0% from 27.5% in the prior year. Excluding special charges, inventory write-downs and other charges (see Note 2) gross margins decreased to 21.3%, a 6.2% reduction from prior year. The primary factors contributing to this decline include external factors such as higher raw material and energy costs, severe price pressure in the Polymer Additives business unit and sharply lower demand in several key end markets. Additionally, these lower volumes and the Company's decision to operate plants at reduced capacities to lower inventory levels and improve cash flow had a negative impact on unabsorbed manufacturing costs throughout the year. Increased volume and a favorable product mix in the Energy Services and Products business unit partially offset these decreases.

        Selling, general and administrative expenses increased $10.0 million to $266.1 million. As a percent of sales, selling, general and administrative expenses increased from 15.3% to 16.5%, excluding other charges of $3.3 million (see Note 2). This increase reflects higher sales and marketing costs in the Water Treatment business unit, including the impact of the Aqua Clear acquisition, and increased information technology and legal expenses partially offset by several cost containment efforts undertaken by the Company.

        Special charges of $267.1 million reflects $272.1 million of charges recorded during 2001 for a series of cost reduction initiatives undertaken by the Company, offset by $3.7 million of reversals of special charges taken in the second quarter of 2001 and $1.3 million of special charges taken in 2000. The net of the 2001 special charges and reversals is reflected in the consolidated statement of operations as a separate component of operating income.

        Operating income (loss) was $(277.3) million compared to $140.2 million in the prior year. Excluding special charges, inventory write-downs and other charges (see Note 2), operating income was $76.7 million versus $203.6 million in the prior year. This decrease of $126.9 million year over year reflects the impact of lower sales volumes and prices, inventory reduction efforts and higher selling, general and administrative expenses.

        Interest income (expense)—net increased $1.6 million to $(34.1) million in 2001 reflecting lower average cash balances during the year.

        Other income (expense)—net increased $51.7 million from other expense—net of $(3.2) million in the prior year to $(54.9) million in 2001. Excluding other charges of $33.8 million (see Note 2), other income (expense)—net was $(21.1) million. The increase is primarily attributable to lower earnings from affiliates and an increase in minority interest expense associated with OSCA. In addition, in 2000, the Company recognized a gain from the disposition of an equity investment.

        Income tax expense (credit) for the year ended December 31, 2001, amounted to a credit of $(67.4) million or (18.9)% compared to an expense of $37.9 million or 23% in the prior year. The 2001 effective income tax rate is lower than the Company's expected ongoing effective income tax rate of 31% due primarily to the increase in the valuation allowance, nondeductible goodwill write-offs related to the 2001 repositioning activities and the recognition of tax expense related to the change in strategy regarding the disposition of OSCA (see Note 19).

        Net income (loss) was $(289.5) million or $(5.76) per share in 2001, as compared to $127.0 million or $2.42 per share in 2000. Net income (loss) excluding repositioning activities in both 2001 and 2000 was $21.3 million or $0.42 per share and $113.4 million or $2.16 per share, respectively.

SEGMENT INFORMATION

        Set forth below is a discussion of the operations of the Company's business segments: Polymer Additives, Performance Chemicals, Water Treatment and Energy Services and Products. Operating income, which is the income measure the Company uses to evaluate business segment performance, represents net sales less costs of products sold and selling, general and administrative expenses. The operating income data presented below is before the special charges recorded in 2001 and 2000. Each of the Company's segments uses bromine as a raw material in their production process. Bromine is transferred at cost to all business segments, except Energy Services and Products. Their cost is based upon a bromine supply agreement. In addition, assets used in the production of bromine are allocated to each business unit, with the exception of Energy Services and Products, based on the percentage of production consumed.

Polymer Additives

        The Polymer Additives business unit is a leading provider of flame retardants, polymer stabilizers and antimony-based derivatives and brings the most comprehensive product basket to the global marketplace. The business unit's product platform expanded to include non-halogenated flame retardants with the acquisition of FMC Corporation's Process Additives Division (PAD). Polymer Additives provides its customers an array of integrated polymer additive solutions that are unsurpassed in the market and meet specific, well-defined customer needs in a variety of products including consumer electronics, computers and business equipment, automotive, furniture, fibers, wire and cable, household appliances, communications equipment, building and construction materials, packaging, textiles, polymers, cosmetics and optical monomers.

Polymer Additives	2001	2000
Net sales	$581.7	$690.1
Operating income	(70.8)	52.4

        Net sales decreased $108.4 million, or 15.7%, in 2001. A sharp decline in demand in several key end markets, particularly consumer electronics, automotive and information technology, affected both volume and price in 2001. The acquisition of the optical monomers business partially offset the decrease.

        Operating income (loss) decreased $123.2 million to a loss of $(70.8) million for the year. Excluding special charges, inventory write-downs and other charges (see Note 2), operating income (loss) decreased $81.6 million to a loss of $(29.2). The decrease was attributable to lower sales levels, production cutbacks to align inventories with customer order patterns and higher raw material and energy costs in the first half of 2001. These items more than offset the cost savings resulting from productivity and cost savings initiatives.

Performance Chemicals

        The Performance Chemicals business unit is a collection of individual businesses and a global supplier of value-added products and services to broad and diverse markets that include pharmaceuticals, agrochemicals, biotechnology, electronics, telecommunications, information technology, photographic papers and films, rubber compounds, and soil, crop and structural pest control. Through its expertise in a wide range of chemical synthesis, process development, manufacturing and toxicological testing activities, the businesses within Performance Chemicals have become the choice for many companies to outsource their complex chemical production and service needs.

Performance Chemicals	2001	2000
Net sales	$316.2	$369.3
Operating income (loss)	25.5	90.8

        Net sales decreased $53.1 million, or 14.4%, in the current year. This decrease was driven by significant volume declines in Fine Chemicals and lower than expected sales in the Fluorine business, predominately due to the sudden slow-down in information technology and telecommunication infrastructure spending.

        Operating income decreased $65.3 million, or 71.9%, in the current year. Excluding special charges, inventory write-downs and other charges (see Note 2), operating income decreased $30.7 million, or 33.8%, to $60.1 million in the current year. This decrease in operating income reflects the impact of the sharply lower sales volumes in the Fine Chemicals and Fluorine businesses. Additionally, these lower sales volumes had a negative impact on unabsorbed manufacturing costs throughout the year. These items more than offset the record setting performance of toxicological testing subsidiary, WIL Research Laboratories, in 2001.

Water Treatment

        The Company's Water Treatment business unit, through its BioLab subsidiary, is the world's leading provider of recreational water care products to the consumer. By deploying a brand/channel segmentation strategy, BioLab is able to maintain a strategic position in every important retail class of trade and leverage its resources. BioLab Water Additives, through its proprietary position in polymaleate chemistry, and as the world's foremost provider of bromine-based biocides, is a leading supplier of antiscalants, corrosion inhibitors, dispersants, antifoams, hydantoin derivatives, formulated oxidizers and desalination solutions.

Water Treatment	2001	2000
Net sales	$507.0	$474.5
Operating income	54.1	85.0

        Water Treatment net sales increased 6.8% to $507.0 million in the current year. Increased market penetration, as well as the effects of the Aqua Clear acquisition drove the increase.

        Operating income declined from $85.0 million in 2000 to $54.1 million in 2001. Excluding the impact of special charges, inventory write-downs and other charges (see Note 2), operating income decreased $20.2 million to $64.8 million in the current year. The positive impact of increased sales was more than offset by higher raw material costs and production cutbacks to lower inventory levels. Higher selling and marketing costs necessary to drive future growth in the mass market channel also contributed to the decrease.

Energy Services and Products

        The Energy Services and Products business unit (OSCA) is a leading provider of oil and gas well completion products and services. A pioneer in completion fluids, OSCA offers a comprehensive array of products and services including reservoir analysis, solids-free fluids, sand control, filtration, well stimulation, coiled tubing, custom downhole tool packages and marine well services. These products and services are available separately or as integrated systems. OSCA's products and services are focused on value-enhancing well completion activities that allow its customers to optimize the recovery of oil and gas. OSCA's singular focus and technological expertise enables it to compete successfully against its larger peers.

Energy Services and Products	2001	2000
Net sales	$175.9	$131.9
Operating income	18.0	12.5

        Net sales for the year increased 33.4% to a record level of $175.9 million from $131.9 million in 2000. Led by technology, higher activity levels and the continued expansion of its business lines, OSCA increased its market penetration within a competitive environment.

        Operating income increased 44.0% to $18.0 million in 2001. Record revenue, improved pricing and customer acceptance of new technologies were among the primary factors driving the increase in operating income.

2000 COMPARED WITH 1999

        Sales increased 11.3% to $1,670.5 million from $1,500.3 million in 1999. This growth was attributable to strong sales volume gains in all business units, including double-digit sales growth in the Water Treatment and Energy Services and Products business units. This volume growth, which includes the effects of acquisitions, was partially offset by lower selling prices in the Polymer Additives business unit and an unfavorable foreign exchange impact on all business units.

        Gross profit increased 8.7% to $459.7 million from $423.1 million in the prior year, while gross margin decreased 0.7% from 28.2% to 27.5%. Volume growth and improved pricing and product mix in the Performance Chemicals, Water Treatment and Energy Services and Products business units were offset by lower selling prices in Polymer Additives and higher energy and raw material costs.

        Selling, general and administrative expenses increased $13.3 million to $256.1 million from $242.8 million in the prior year. This increase was a result of higher selling expenses related to the increased sales volumes and the effect of acquisitions. As a percent of sales, selling, general and administrative expenses decreased from 16.2% to 15.3% reflecting several cost containment efforts undertaken by the Company, including the 1999 and 2000 cost reduction initiatives.

        Special charges of $63.4 million reflect the impact of a second quarter special charge totaling $66.4 million, adjusted downward by a $1.2 million change in estimate in the fourth quarter of 2000 to $65.2 million, related to a series of cost reduction initiatives undertaken in June 2000. Offsetting the 2000 special charge were certain reversals of the special charges taken in 1998 and 1999 totaling $1.8 million as explained more fully below. The net of the 2000 special charges and the reversals of prior year charges are reflected in the consolidated statement of operations as a separate component of operating income.

        Operating income, excluding the effects of special charges, increased $23.3 million, or 12.9%, over the prior year. Operating income margins improved slightly, increasing from 12.0% to 12.2% for the year. Higher sales volumes and an improved product mix coupled with the cost containment efforts more than offset the effects of increased energy and raw material costs and lower selling prices in Polymer Additives.

        Interest income (expense)—net increased $23.5 million in 2000 to $(32.5) million. The increase reflects higher average debt levels combined with higher interest rates during the year and lower levels of invested cash and cash equivalents.

        Other income (expense)—net decreased from other income of $22.3 million in the prior year to other (expense) of $(3.2) million. This decrease reflects an increase in amortization expense due to acquisitions and an increase in minority interest expense resulting from the sale of subsidiary stock combined with a reduction from the prior year of approximately $10 million in the amount of gains recognized from the disposition of certain equity investments. These reductions were in part offset by an increase in earnings from unconsolidated affiliates over the prior year of $4.6 million.

        Income taxes were $37.9 million, or 23.0%, compared to $35.8 million, or 20.4%, in the prior year. The 2000 effective tax rate is lower than the Company's expected ongoing effective tax rate of 31% due primarily to the nontaxable gain on the sale of subsidiary stock recorded in the second and third quarters of 2000. The lower effective tax rate in 1999 resulted from adjustments for previously provided taxes and structural changes made in the Company's foreign operations that resulted in generating a substantially higher percentage of income in lower tax rate jurisdictions.

        Net income for 2000 was $127.0 million, or $2.42 per share. This compares to net income of $139.6 million, or $2.41 per share, for 1999. Excluding the after-tax effects of the gain on sale of subsidiary stock in 2000 and the effects of special charges on both 2000 and 1999, net income was $114.4 million, or $2.18 per share, and $151.4 million, or $2.61 per share, for 2000 and 1999, respectively.

SEGMENT INFORMATION

        A review of results of operations by business segment for 2000 compared with 1999 is as follows. The operating income data presented below is before the special charges recorded in 2000 and 1999.

Polymer Additives

        The Polymer Additives business unit is a leading provider of flame retardants, polymer stabilizers and antimony-based derivatives and brings the most comprehensive product basket to the global marketplace. In 1999, the product platform expanded to include non-halogenated flame retardants with the acquisition of FMC Corporation's Process Additives Division (PAD). With the acquisition, Polymer Additives provides its customers an array of integrated polymer additive solutions that are unsurpassed in the market and meet specific, well-defined customer needs in a variety of products including computer and business equipment, consumer appliances, packaging, textile, building and construction, furniture and transportation.

Polymer Additives	2000	1999
Net sales	$690.1	$632.1
Operating income	52.4	78.0

        Net sales increased $58.0 million, or 9.2%, in 2000. Continued recognition and acceptance of the Company's proprietary blends such as the No Dust Blends (NDB®) products, higher flame retardant volumes resulting from increased market penetration in Asia and the addition of sales related to the PAD acquisition drove the increase. The volume gains were partially offset by lower selling prices and unfavorable foreign exchange.

        Operating income decreased $25.6 million, or 32.8%. This decrease was attributable to increased raw material costs and significantly higher energy costs coupled with lower selling prices associated with high-volume brominated flame retardants. These items more than offset the benefits of the higher sales volumes and cost savings resulting from productivity initiatives.

Performance Chemicals

        The Performance Chemicals business unit is a global supplier of value-added products and services to broad and diverse markets that include life sciences, agrochemicals, electronics and telecommunications. Through its expertise in a wide range of chemical synthesis, process development, manufacturing and toxicological testing activities, the businesses within Performance Chemicals have become the leading choice for many companies to outsource their complex chemical production and service needs. The Performance Chemicals business unit is a collection of individual businesses providing products and services that meet highly specific requirements for pharmaceutical, agrochemical and industrial chemical applications.

Performance Chemicals	2000	1999
Net sales	$369.3	$354.9
Operating income	90.8	78.7

        Net sales for the year increased $14.4 million, or 4.1%. Strong volume gains across all product lines in the Fluorine group led to a record sales level for this business unit. WIL Research Laboratories' (WIL Research) expanded role in reproductive toxicological studies contributed to its 12.4% sales gain during the year. The gains reported by these businesses were partially offset by lower sales for Fine Chemicals and Brominated Performance Products.

        Operating income increased $12.1 million, or 15.4%, for the year. In addition, operating margin for 2000 was 24.6% compared to 22.2% in the prior year. These record levels reflect the significant volume growth in Fluorine, increased sales and service mix improvements at WIL Research, improved pricing for methyl bromide and productivity initiatives throughout the businesses comprising Performance Chemicals.

Water Treatment

        The Company's Water Treatment business unit, through its BioLab subsidiary, is the world's leading provider of recreational water care products to the consumer. By deploying a brand/channel segmentation strategy, BioLab is able to maximize its market share and leverage its resources. During 1999, Water Treatment more than doubled its Industrial Water Division (renamed BioLab Water Additives) with the acquisition of FMC's water additives business. Through its proprietary position in polymaleate chemistry, and as the world's foremost provider of bromine-based biocides, BioLab Water Additives is a leading supplier of corrosion inhibitors, scale control and desalination solutions.

Water Treatment	2000	1999
Net sales	$474.5	$418.1
Operating income	85.0	73.1

        The Water Treatment business unit completed another record year with net sales and operating income and margins all reaching record levels. Net sales increased $56.4 million, or 13.5%, reflecting consumer acceptance of important new technologies, continued market penetration, the acquisition of Aqua Clear Industries, LLC (Aqua Clear) in July 2000 and the addition of the BioLab Water Additives business acquired in August 1999. Operating income increased $11.9 million to $85.0 million from $73.1 million, a 16.3% increase. Operating margins improved from 17.5% to 17.9%. These improvements reflect the strength of the product portfolio, focused productivity efforts and the accretive effects of the BioLab Water Additives acquisition.

Energy Services and Products

        The Energy Services and Products business unit (OSCA) is a leading provider of oil and gas well completion products and services. A pioneer in completion fluids, OSCA today offers a comprehensive array of products and services including sand control, well stimulation, coiled tubing and custom downhole tool packages. These products and services are available separately or as integrated systems. OSCA's products and services are focused on value-enhancing well completion activities that allow its customers to optimize the recovery of oil and gas. OSCA's singular focus and technological expertise enable it to compete successfully against its larger peers.

Energy Services and Products	2000	1999
Net sales	$131.9	$95.2
Operating (loss) income	12.5	(8.5)

        Net sales increased in 2000 by $36.7 million, or 38.6%, to $131.9 million, a record year. This performance demonstrates OSCA's ability to grow by leveraging the investment it has made in capacity, coupled with its increased market penetration in Brazil and Venezuela and higher levels of exploration and development activities driven by higher commodity pricing for crude oil and natural gas.

        Operating income improved to $12.5 million compared to an operating loss of $(8.5) million in the prior year. Volume increases, improved pricing and a better product mix resulting from OSCA's pull-through leverage were the primary factors driving the significant improvement in operating income.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents at December 31, 2001, were $71.6 million, which represents a decrease of $151.1 million from $222.7 million at year-end 2000.

        Cash provided by operating activities was $173.9 million in the current year compared to $205.8 million in the prior year. Despite the significant decrease in operating income, the Company was able to substantially offset this decrease with significant improvements in working capital including improvements (excluding the impact of foreign currency translation and noncash charges) in accounts receivable and inventories of $75.8 million and $54.6 million, respectively.

        Net cash used for investing activities amounted to $173.9 million in 2001 compared to $107.2 million in the prior year. This increase reflects similar amounts being utilized for capital expenditures and acquisitions of approximately $197 million in both years that is offset by the cash proceeds received from the sale of OSCA stock, which totaled $11.7 million in 2001 and $90.2 million in 2000.

        Capital expenditures (excluding acquisitions) in 2001 of $166.2 million were slightly higher than the $157.0 million spent a year ago. Major projects for which capital expenditures were incurred include the replacement of bromine extraction towers at the Company's El Dorado, Arkansas facility; the expansion of a Polymer Additives manufacturing site in Italy in order to achieve backward integration of a key raw material; and the expansion of Water Treatment's Lake Charles, Louisiana, plant. Capital spending is expected to decrease significantly in 2002 with expenditures estimated to be in the $95 million to $100 million range. Future capital spending, including amounts for environmental and safety projects, is expected to be financed primarily with cash provided by operating activities and, if necessary, with available debt financing. Great Lakes continues to evaluate potential acquisitions of facilities and/or businesses, particularly in the segments in which the Company currently competes.

        Cash used for financing activities was $171.6 million in 2001 as compared to $344.8 in 2000. The $171.6 million in 2001 results primarily from repayments of long-term borrowings of $160.9 and cash dividends of approximately $16 million. This compares to repayments of long-term borrowings in the prior year of $198.0 million, repurchases of common stock of $135.1 million and cash dividends of approximately $17 million.

        The Company anticipates that cash provided by operating activities in the future will be sufficient to fund its operating expenses, debt service obligations, dividend payments to common shareholders and capital expenditures. In addition, as described in Note 19 to the consolidated financial statements, the Company expects to receive net cash proceeds from the sale of OSCA of approximately $200 million in the second quarter of 2002. All or part of the proceeds will be used to reduce the Company's debt position.

        Long-term debt, less current portion, decreased $160.4 million to $527.8 million from $688.2 million at the end of the prior year reflecting the cash activity noted above and the decrease in the cash and cash equivalents. Stockholders' equity decreased $336.2 million from 2000 due primarily to the 2001 net loss of $289.5, foreign currency translation adjustments of $27.4 million and dividends of $15.9 million. As a result of these changes the Company's long-term debt, including the current portion, as a percentage of total capitalization at December 31, 2001, increased to 46.8% compared to 42.2% at December 31, 2000.

        On October 4, 2001, the Company established two unsecured revolving credit facilities with various financial institutions under which it may borrow up to $237.5 million under each facility for a total of up to $475.0 million. One facility has a 364-day term and the other facility has a five-year term. Both are used to support the commercial paper program and for general corporate purposes. The 364-day agreement may be renewed annually, subject to certain conditions. Both facilities contain covenants, which include requirements for a ratio of debt to EBITDA ranging from 3.5 to 1 in 2001 to a maximum of 5.15 to 1 for the first three quarters of 2002, as defined in the agreements. The Company's forecasted cash flow, including the cash received from the sale of OSCA (see Note 19) is expected to be sufficient to allow the Company to meet these covenants in the future. These facilities replaced the $600.0 million revolving credit facility that expired on October 4, 2001.

        The Company has traditionally utilized commercial paper borrowings as its primary source of external financing. However, during 1999 the Company moved to lock-in historically low long-term interest rates by selling $400 million of 7% notes due July 15, 2009. Proceeds from the sale of the notes were used to replace a portion of the commercial paper borrowings and to fund acquisitions. The notes were sold under a shelf registration process. Under this process, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission and may sell various debt securities, common stock or rights or warrants to purchase common stock individually or in combination up to $750 million. The amount remaining on the registration statement is $350 million. The registration provides the Company with increased flexibility to finance its growth. The amount and timing of any borrowings will depend on the Company's specific cash requirements.

        At December 31, 2001, the Company's senior debt rating was A/A2 and its commercial paper rating was A1/P1. Effective January 11, 2002, Standard and Poor's lowered the Company's senior debt rating to A- and its commercial paper rating to A2. Moody's maintains its current debt rating with a "negative" outlook. These events are not expected to have a significant impact on the Company's liquidity.

        As of December 31, 2001, Great Lakes had the following contractual obligations:

	Payments Due by Period
Contractual Obligations:	Total Less than 1 year		1-3 years	4-5 years	After 5 years
Long-term debt	$539.0	$11.2	$33.9	$4.2	$489.7
Operating leases	57.8	16.6	16.1	11.7	13.4
Capital expenditure commitments	61.0	61.0	—	—	—
Total contractual cash obligations	$657.8	$88.8	$50.0	$15.9	$503.1

        At December 31, 2001, the Company had guaranteed $19.1 million of debt of an unconsolidated affiliate.

        Total stockholders' equity was $613.5 million, or $12.22 per share, at December 31, 2001, compared to $949.7 million, or $18.88 per share, at the end of 2000. This decrease reflects the current year net loss of $289.5 million, the $27.4 million negative impact of the foreign currency translation adjustments, net of related deferred income taxes, included in accumulated other comprehensive income (loss), dividends of $15.9 million and $3.4 million of other items. During 2001, the Company had common stock share repurchases, of approximately 0.1 million shares of common stock at an average price of $22.19 per share. At December 31, 2001, a total of 2.8 million shares remain available for repurchase under existing authorizations by the Board of Directors. Management continues to analyze share repurchases as cash flow, market conditions and investment opportunities warrant.

OTHER MATTERS

Special Charges and Repositioning

        On June 27, 2001, the Company's Board of Directors approved a detailed repositioning plan that provided for a series of cost reduction initiatives to further streamline operations, strengthen the Company's competitive position and continue to provide a strong platform for future growth. Additionally, on September 15 and December 6, 2001, the Company's Board of Directors approved an additional series of cost reduction initiatives developed to minimize the effects of then current economic conditions. The major components of these repositioning plans included the consolidation of certain Polymer Additives and Fine Chemicals operations, resulting in three planned plant closures; elimination of approximately 630 manufacturing, research and development, sales and other management positions; and the impairment of certain underperforming and nonstrategic long-lived assets, including goodwill. The Company expects to realize approximately $47 million in annual pretax savings as a result of these repositioning actions.

        The special charges related to this repositioning plan totaled $272.1 million, $203.8 million after income taxes, or $4.05 per share, for the year ended December 31, 2001. The special charges consisted of $212.1 million of asset impairments, including $83.3 million for fixed asset impairments and $128.8 million of impaired goodwill; $31.6 million of severance costs; $20.4 million for plant closure and environmental costs; and $8.0 million of other costs.

        Net special charges for the year ended December 31, 2001, totaled $267.1 million, $200.1 million after income taxes or $3.98 per share. This reflects the $272.1 million of charges recorded in 2001 offset by a reversal of $3.7 million related to changes in estimates in the 2001 special charge and certain reversals of the special charges taken in 2000 totaling $1.3 million, as detailed below. The net effect of the special charge reversals after income taxes was $3.7 million, or $0.07 per share. The net of the 2001 special charges and reversals are reflected in the 2001 consolidated statement of operations as a separate component of operating income. Additional information regarding the 2001 special charges is provided in Note 2 to the consolidated financial statements.

        As of December 31, 2001, $47.4 million of the $272.1 million charge remains. The major components of this remaining reserve relate to severance and plant closure and environmental costs for the three plant closures and the shutdown of two unprofitable product lines. The majority of the severance costs are expected to be paid out by the end of 2002 and the plant closure and environmental costs by 2005.

        Furthermore, during 2001 the Company recorded lower of cost or market inventory write-downs totaling $43.8 million. These write-downs were recorded as a component of cost of products sold and resulted primarily from significant declines in forecasted revenue for the Polymer Additives business unit and the Fine Chemicals business, which is part of the Performance Chemicals business unit. In addition, the Water Treatment business incurred lower of cost or market valuation adjustments due to unsuccessful promotional inventory buys.

        Additionally, the Company recorded a $24.5 million liability for environmental remediation costs, $8.7 million for plant shutdown operating inefficiencies, an $8.0 million cumulative U.K. pension liability, $0.9 million of accounts receivable write-offs and $1.0 million of contract cancellation costs. These items amounted to $43.1 million and were recorded in the 2001 consolidated statement of operations as follows: $39.8 million to cost of products sold and $3.3 million as a component of selling, general and administrative expenses.

        Certain other charges have also been recorded during 2001. These charges, which net to $33.8 million, include $11.6 million related to the write-off of an uncollectible note receivable from the sale of a previously owned business; $10.7 million for losses incurred on fixed asset replacement activities, primarily at one of the Company's U.S. plants; $13.4 million of increases in litigation accruals resulting from estimated settlement amounts on outstanding litigation matters; a $(3.2) million net foreign exchange gain arising from the repatriation of cash from a foreign subsidiary partially offset by a loss from a fair value adjustment on an intercompany loan of a foreign subsidiary; and $1.3 million of other costs. All of these charges are reflected in the 2001 consolidated statement of operations as a component of other income (expense)—net.

        During the second quarter of 2000 the Company announced cost reduction initiatives to further streamline operations, strengthen the Company's competitive position and continue to provide a strong platform for future growth. To accomplish these actions, the Company prepared a formal repositioning plan, which was approved by the Board of Directors on June 23, 2000. The major components of this repositioning plan included the consolidation of the Company's three antimony manufacturing operations, elimination of approximately 375 manufacturing and research and development positions, primarily in the Polymer Additives business unit, and impairment or disposal of certain underperforming and nonstrategic assets. The asset impairments related to four Polymer Additives manufacturing locations, including sites in Europe and the United States, and six Performance

Chemicals locations, including sites in the United States, United Kingdom and Germany. The special charges related to this repositioning plan totaled $66.4 million, $49.5 million after income taxes, or $0.95 per share, for 2000. The $66.4 million special charge consisted of $43.8 million for asset impairments, $16.4 million for severance costs and $6.2 million for plant closure and environmental costs. The Company has realized approximately $20 million in annual pretax savings as a result of this repositioning. Additional information regarding the 2000 special charges is provided in Note 2 to the consolidated financial statements.

        Net special charges for the year ended December 31, 2000, totaled $63.4 million. This reflects the $66.4 million charge offset by a reversal of $1.2 million related to a change in estimate in the 2000 special charge and certain reversals of the special charges taken in 1999 and 1998 totaling $1.8 million. The net effect of the special charge reversals after income taxes was $2.0 million, or $0.04 per share. The net of the 2000 special charges and reversals are reflected in the 2000 consolidated statement of operations as a separate component of operating income.

        The 2000 repositioning plan has now been substantially completed with only $4.7 million of the original $66.4 million remaining. The primary component of this remaining reserve, or $4.3 million, relates to costs yet to be incurred for the closure of a brine pond in El Dorado, Arkansas. All of the 2000 remaining reserves are expected to be fully utilized by 2003.

        In the first quarter of 1998, the Board of Directors appointed a new chief executive officer, and over the following months a new senior management team was assembled. Beginning in the third quarter of 1998, the Company began work on a plan to fundamentally alter how the Company conducts business around the world and to improve operating income by repositioning the business to enhance competitiveness and productivity and increase responsiveness to customer needs. A formal repositioning plan to accomplish these goals was approved by the Board of Directors in 1998. In addition, in the fourth quarter of 1999, the Board of Directors took certain additional actions to further streamline the Polymer Additives business unit, to provide a more flexible data processing solution for the Company's manufacturing operations and to write-down certain assets formerly used in Energy Services and Products' Mexico-based environmental business. The plan was developed to increase the Company's focus on its core specialty chemicals businesses and to position these operations to achieve higher growth and profitability.

        Accordingly, the Company recognized a special charge of $25.4 million, $16.5 million after income taxes, or $0.29 per share, during 1999. Offsetting this charge were certain reversals of the special charges taken in 1998 totaling $7.2 million, $4.7 million after income taxes, or $0.08 per share. The net of the 1999 special charges and reversals are reflected in the 1999 consolidated statement of operations as a separate component of operating income. Additional information regarding the 1999 special charges is provided in Note 2 to the consolidated financial statements.

        As of December 31, 2001, the 1999 component of the repositioning plan has been completed. The 2001 activity related to the 1999 special charges includes a reversal of $0.4 million due to changes in estimate of the 1999 charge and was recorded in the second quarter of 2001.

        Cash outlays for all remaining special charge reserves are expected to be substantially complete by the end of 2005. Operating cash flows are expected to be sufficient to fund the remaining repositioning activities.

Acquisitions

        On February 14, 2001, the Company finalized its acquisition of an optical monomers business from Akzo Nobel Polymer Chemicals LLC for approximately $30 million in cash. As part of the Polymer Additives business unit, Great Lakes' Optical Monomers business operates at a leased manufacturing site in Pasadena, Texas, and has sales and support networks throughout the United States, Europe and

Asia. This acquisition was accounted for using the purchase method of accounting with its results of operations included since the date of acquisition.

        On July 14, 2000, the Company finalized its acquisition of Aqua Clear for approximately $40.7 million. Aqua Clear, a manufacturer and distributor of specialty pool chemical products, operated a manufacturing site in Watervliet, New York, which was closed in 2001. Aqua Clear continues to operate distribution sites in St. Louis, Missouri; and Waterford, New York; as well as sales and support networks throughout the United States and Canada.

        On May 3, 1999, the Company completed the acquisition of NSC Technologies from Monsanto Company for approximately $125 million in cash. NSC Technologies develops, manufactures and sells chiral pharmaceutical intermediates and select bulk actives to pharmaceutical companies. The business' core chiral expertise in unnatural amino acids provides a broad molecular platform from which it develops novel, high-value-added intermediates and bulk actives for antiviral, cardiovascular and oncology therapeutic drugs. NSC Technologies is part of the Fine Chemicals group of the Performance Chemicals business unit.

        On August 2, 1999, the Company completed the acquisition of FMC Corporation's Process Additives Business (PAD) for $162 million in cash. PAD is a world leader in the production of phosphate ester flame retardants, flame retardant fluids and lubricant additives, as well as a leading supplier of specialty water treatment chemicals used in industrial applications and desalination. The transaction broadened Great Lakes' Polymer Additives business unit and more than doubled the industrial segment of the Water Treatment business unit. Manufacturing operations are in Nitro, West Virginia, and Trafford Park (Manchester), U.K.

        The acquisitions listed above were funded with available cash and borrowing capacity.

Dispositions

        Effective June 15, 2000, the Company sold 40% of its ownership in OSCA, Inc. (OSCA), the Company's wholly owned Energy Services and Products subsidiary, through an initial public offering. Net proceeds of approximately $79 million from the initial sale were paid to the Company by OSCA to satisfy indebtedness. The initial sale resulted in a $51.9 million gain to the Company, which was recognized in the second quarter of 2000. Subsequently, on July 13, 2000, the over-allotment option granted to the underwriters was exercised and resulted in an additional $12 million of net proceeds. The over-allotment exercise resulted in an additional gain to the Company of $8.5 million, which was recorded in the third quarter of 2000. The initial sale and the over-allotment option exercise resulted in the Company selling a total of 43.4% of its ownership interest in this subsidiary.

        In addition, in each of the first and second quarters of 2001, the Company sold 250,000 shares of OSCA Class B common stock pursuant to Rule 144 under the Securities Act of 1933, for a total of 500,000 shares being sold for the year ended December 31, 2001. The terms of these transactions provided that upon the sale of these Class B shares, the shares were automatically converted to OSCA Class A common stock. Net proceeds were $5.4 million and $6.3 million and the related taxable gains were $4.2 million and $5.2 million for the first and second quarters of 2001, respectively.

        The combination of the initial sale, the over-allotment option exercise and the Rule 144 sales has resulted in the Company selling a total of 46.8% of its ownership interest in this subsidiary. OSCA continues to be included in the consolidated financial position and results of operations due to the Company's ability to exert significant influence over OSCA as a result of its continuing ownership and voting interest.

        On February 20, 2002, the Company announced that OSCA entered into a definitive merger agreement with BJ Services Company. Under the terms of the agreement, BJ Services will acquire all of the outstanding shares of OSCA, including the Company's 53.2% holding, for $28.00 per share in cash.

        The Company expects this transaction to close during the second quarter of 2002, subject to regulatory and other customary approvals. This transaction is expected to provide the Company with net proceeds of approximately $200 million in cash, all or part of which will be used to reduce the Company's debt position.

Environmental

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

        The Company provides reserves for environmental liabilities that management considers probable and for which a reasonable estimate of the liability can be made. After a review of the Company's operating sites in the third quarter of 2001, management determined that a third quarter charge of $24.5 million was appropriate to increase reserves for environmental liabilities. Accordingly, the Company's reserves for environmental liabilities, which are recorded in other noncurrent liabilities, were approximately $59.1 million and $17.4 million at December 31, 2001 and 2000, respectively. These liabilities include environmental costs associated with the 2001 and 2000 special charges. While it is not possible to predict or determine the outcome of actions brought against the Company or the ultimate cost of environmental matters, management believes that the ultimate cost, if any, in excess of the amounts already provided is not likely to have a material adverse effect on its consolidated financial position or results of operations.

        The Company's operating costs relating to environmental compliance and safety charged directly to expense were approximately $40 million in 2001 compared to approximately $36 million and $27 million in 2000 and 1999, respectively. These amounts include approximately $3 million, $4 million and $2 million for expenditures on capital equipment in 2001, 2000 and 1999, respectively.

Inflation

        Inflation has not been a significant factor for the Company over the last several years. Management believes that the effect of inflation on Company operations will continue to be moderate over the next several years.

The Euro

        Effective January 1, 1999, member states of the European Economic and Monetary Union converted to a common currency known as the euro. From that date until January 1, 2002 (the transition period), either the euro or a participating country's present currency was accepted as legal tender, with the country's existing currency to be completely removed from circulation between January 1, 2002, and July 1, 2002.

        The Company has been preparing for the introduction of the euro since 1999. The Company's plan for phase-out of the existing currencies complied with legal requirements and also was coordinated with the phase-out plans of the Company's vendors, distributors and customers. The phase-out plan and introduction of the euro required the conversion of information technology systems; recalculation of currency risk; recalibration of derivatives and other financial instruments; evaluation and action, if needed, regarding the continuity of contracts; and modification of processes for preparing tax, accounting, payroll and customer records. Great Lakes completed a full implementation of the euro in December 2001.

New Accounting Standards

        In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company will adopt FAS 144 as of January 1, 2002, and does not expect that the adoption of the Statement will have a significant impact on the Company's consolidated financial position or results of operations.

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred and is adjusted to its present value each period. In addition, a corresponding amount must be capitalized by increasing the carrying amount of the related long-lived asset, which is depreciated over the useful life of the related asset. A gain or loss may be incurred upon settlement of the liability. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of adopting this statement.

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

        The Company will apply these new rules beginning in the first quarter of 2002. Application of the non-amortization provisions of the statement on goodwill balances at December 31, 2001, is expected to result in an annual increase in net income of approximately $4.8 million or $0.10 per share. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002, and has not yet determined what the effect of these tests will be on the Company's consolidated financial position or results of operations.

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which was required to be adopted in years beginning after June 15, 2000. The Company adopted the new Statement effective January 1, 2001. The Statement required the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not afforded special hedge accounting treatment under FAS 133 must be adjusted to fair value through income. If the derivative is afforded special hedge accounting, depending on the nature of the hedge relationship, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

        The effect of the adoption of the Statement was immaterial to the results of operations and other comprehensive income (loss). Because the Statement allows certain foreign currency transactions to be accounted for as hedges for financial reporting purposes that were not previously treated as hedges, the

Company may change its policies toward the management of certain foreign currency exposures. Any changes that may occur would be to further reduce the Company's exposure to foreign currency risks.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's operations are exposed to market risk from changes in foreign currency exchange rates, interest rates and natural gas prices that could impact its results of operations and financial condition. The Company manages its exposure to these market risks through its regular operations and financing activities and, when deemed appropriate, by using derivative financial instruments in accordance with established policies and procedures. The derivative financial instruments generally used include swaps, forward contracts and options. The derivative financial instruments utilized by the Company in its hedging activities are considered risk management tools and are not used for trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to limit the exposure of nonperformance on such instruments.

        International operations, including U.S. export sales, constitute a significant portion of revenues and identifiable assets. These operations result in a large volume of foreign currency commitment and transaction exposures and foreign currency net asset exposures. At December 31, 2001 and 2000, the Company's primary net foreign currency market exposures were dispersed through various countries and primarily included the euro and its legacy currencies, the British pound and the Japanese yen. Exposure to variability in currency exchange rates is mitigated, when possible, through the use of natural hedges, whereby purchases and sales in the same foreign currency and with similar maturity dates offset one another. The amount of hedging activity and management of commitment and transaction exposures is coordinated at the corporate level. Hedges are set to mature concurrently with the estimated timing of settlement of the underlying transactions.

        Considering the Company's operating profile, at December 31, 2001, the result of a uniform 10% change in the value of the U.S. dollar relative to the currencies in which the Company's sales are denominated would result in a change in operating income of approximately $2.7 million. A similar change in 2000 would have had approximately a $0.2 million effect on operating income. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar, and does not factor in any potential changes in sales levels or local currency prices that may result from changes in exchange rates.

        The Company uses commercial paper as a source of financing, which exposes the Company to changes in short-term interest rates. The Company manages its ratio of fixed to floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this mix in a cost effective manner, the Company, from time to time, enters into interest rate swap agreements in which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed-upon notional amounts that are supported by the Company's current debt position. At December 31, 2001, the Company had no interest rate swap agreements in effect. Based on the Company's debt position at December 31, 2001, a hypothetical 1 percentage point change in interest rates for a one-year period would change income before income taxes by approximately $1.2 million. This analysis does not consider any effect that a change in interest rates would have on overall economic activity or management actions to mitigate interest rate changes.

        As of December 31, 2001, the Company had short-term time investments of $23.9 million representing investment securities with maturities of three months or less. A hypothetical 1 percentage point change in interest rates earned on these deposits for a one-year period would change income before income taxes by $0.2 million.

        During the second quarter of 2001, as part of its risk management strategy, the Company entered into fixed price swap and option contracts, including caps and floors, to manage its exposure to changes in natural gas prices. These natural gas contracts obligate the Company to make or receive a payment equal to the net change in the value of the contracts at their maturity. Such contracts are designated as hedges of the Company's forecasted purchases through 2002 and are effective in hedging the Company's exposure to changes in natural gas prices during this period.

        The natural gas contracts that qualify as cash flow hedges under SFAS No. 133 are marked to market with unrealized gains and losses deferred through other comprehensive income (loss) and recognized in earnings when realized as an adjustment to cost of products sold. The fair value of contracts no longer effective as hedges are recognized in cost of products sold from the date that the contracts become ineffective until their expiration. Historically, the Company has not closed any natural gas contracts prior to the execution of the underlying purchase transactions, nor have any of the underlying purchase transactions failed to occur. The fair value of these contracts at December 31, 2001, was immaterial to the Company's consolidated financial position.

        Based on the Company's natural gas exposure at December 31, 2001, a hypothetical 10% change in natural gas prices for a one-year period would change income before income taxes by approximately $0.7 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2001	2000	1999
	(Millions, Except Per Share Data)
Net Sales	$1,594.7	$1,670.5	$1,500.3
Operating Expenses
Cost of products sold	1,338.8	1,210.8	1,077.2
Selling, general and administrative expenses	266.1	256.1	242.8
Special charges	267.1	63.4	18.2
	1,872.0	1,530.3	1,338.2

Operating Income (Loss)	(277.3)	140.2	162.1
Gain on Sale of Subsidiary Stock	9.4	60.4	—
Interest Income (Expense)—net	(34.1)	(32.5)	(9.0)
Other Income (Expense)—net	(54.9)	(3.2)	22.3

Income (Loss) before Income Taxes	(356.9)	164.9	175.4
Income Taxes (Credit)	(67.4)	37.9	35.8

Net Income (Loss)	$(289.5)	$127.0	$139.6

Earnings (Loss) per Share:
Basic	$(5.76)	$2.42	$2.42
Diluted	$(5.76)	$2.42	$2.41

Cash Dividends Declared Per Share	$0.32	$0.32	$0.32

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	December 31
	2001	2000
	(Millions)
Assets
Current Assets
Cash and cash equivalents	$71.6	$222.7
Accounts and notes receivable, less allowances of $6.4 and $4.8, respectively	310.5	390.7
Inventories	275.0	364.4
Prepaid expenses	23.0	17.5
Deferred income taxes	1.3	12.5
Total current assets	681.4	1,007.8

Plant and Equipment, Net	711.6	750.9
Goodwill	139.8	276.5
Investments in and Advances to Unconsolidated Affiliates	27.1	38.2
Other Assets	63.9	61.0
Deferred Income Taxes	63.8	—
Total Assets	$1,687.6	$2,134.4

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$179.6	$167.7
Accrued expenses	167.7	132.2
Income taxes payable	90.2	74.9
Dividends payable	4.0	4.0
Notes payable and current portion of long-term debt	11.2	6.0
Total current liabilities	452.7	384.8

Long-Term Debt, less Current Portion	527.8	688.2
Other Noncurrent Liabilities	51.4	29.3
Deferred Income Taxes	—	47.8
Minority Interest	42.2	34.6
Stockholders' Equity
Common Stock, $1 par value, authorized 200.0 shares; issued 73.0 shares in 2001 and 2000	73.0	73.0
Additional paid-in capital	133.3	132.5
Retained earnings	1,574.2	1,879.6
Accumulated other comprehensive loss	(112.5)	(83.1)
Less treasury stock, at cost; 22.8 shares in 2001 and 22.7 shares in 2000	(1,054.5)	(1,052.3)
Total stockholders' equity	613.5	949.7

Total Liabilities and Stockholders' Equity	$1,687.6	$2,134.4

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2001	2000	1999
	(Millions)
Operating Activities
Net income (loss)	$(289.5)	$127.0	$139.6
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and depletion	89.5	87.9	80.8
Amortization of intangible assets	11.2	12.2	8.7
Provision for inventory write-downs	33.4	—	—
Deferred income taxes	(98.3)	15.3	19.1
Net (unremitted) earnings of affiliates	(0.7)	(5.6)	(1.2)
(Gain) loss on disposition of assets	9.7	(0.9)	(8.3)
Special charges	267.1	63.4	18.2
Gain on sale of subsidiary stock	(9.3)	(60.4)	—
Other	8.4	6.8	6.2
Change in operating assets and liabilities, net of effects from business combinations:
Accounts receivable	75.8	(42.5)	(46.5)
Inventories	54.6	(46.4)	19.1
Other current assets	(4.4)	4.1	(1.1)
Accounts payable and accrued expenses	(1.2)	34.7	(51.7)
Income taxes and other current liabilities	13.5	35.2	3.6
Other noncurrent liabilities	27.3	(25.0)	(0.2)
Net Cash Provided by Operating Activities from Continuing Operations	187.1	205.8	186.3
Discontinued Operations
Change in net assets	—	—	75.9

Net Cash Provided by Operating Activities	187.1	205.8	262.2
Investing Activities
Plant and equipment additions	(166.2)	(157.0)	(119.0)
Business combinations, net of cash acquired	(30.4)	(40.7)	(286.8)
Proceeds from sale of assets	12.4	5.6	13.2
Proceeds from sale of subsidiary stock	11.7	90.2	—
Other	(1.4)	(5.3)	(4.3)

Net Cash Used for Investing Activities	(173.9)	(107.2)	(396.9)
Financing Activities
Net borrowings under short-term credit lines	5.3	2.9	1.5
Net proceeds (repayments) from long-term borrowings	(2.8)	28.2	393.9
Net decrease in commercial paper and other long-term obligations	(158.1)	(226.2)	(25.5)
Proceeds from stock options exercised	0.2	2.6	5.1
Cash dividends paid	(15.9)	(16.9)	(18.6)
Repurchase of common stock	(2.2)	(135.1)	(158.7)
Other	1.9	(0.3)	4.3

Net Cash (Used for) Provided by Financing Activities	(171.6)	(344.8)	202.0
Effect of Exchange Rate Changes on Cash and Cash Equivalents	7.3	(9.4)	(0.6)

(Decrease) Increase in Cash and Cash Equivalents	(151.1)	(255.6)	66.7
Cash and Cash Equivalents at Beginning of Year	222.7	478.3	411.6
Cash and Cash Equivalents at End of Year	$71.6	$222.7	$478.3

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Shares	2001 Amount	Shares	2000 Amount	Shares	1999 Amount
	(Millions)
Common Stock
Balance at January 1	73.0	$73.0	72.9	$72.9	72.7	$72.7
Exercise of stock options net of shares exchanged	—	—	0.1	0.1	0.2	0.2
Balance at December 31	73.0	73.0	73.0	73.0	72.9	72.9

Additional Paid-In Capital
Balance at January 1		132.5		132.0		128.6
Exercise of stock options net of shares exchanged		0.1		1.6		3.0
Tax benefits of early disposition of stock by optionees		—		0.2		0.8
Restricted stock activity		0.7		1.0		1.3
Employee stock plan activity		—		(2.3)		(1.7)
Balance at December 31		133.3		132.5		132.0

Retained Earnings
Balance at January 1		1,879.6		1,769.2		1,657.1
Net income (loss)		(289.5)		127.0		139.6
Dividends		(15.9)		(16.6)		(18.3)
Other		—		—		(9.2)
Balance at December 31		1,574.2		1,879.6		1,769.2

Treasury Stock
Balance at January 1	(22.7)	(1,052.3)	(18.4)	(923.5)	(14.3)	(771.2)
Shares repurchased	(0.1)	(2.2)	(4.5)	(135.1)	(4.2)	(158.7)
Employee stock plan activity	—	—	0.2	6.3	0.1	6.4
Balance at December 31	(22.8)	(1,054.5)	(22.7)	(1,052.3)	(18.4)	(923.5)

Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance at January 1		(82.0)		(55.5)		(30.1)
Translation adjustment		(27.4)		(26.4)		(34.6)
Other		—		(0.1)		9.2
Balance at December 31		(109.4)		(82.0)		(55.5)

Minimum Pension Liability
Balance at January 1		(1.1)		(1.0)		(2.8)
Minimum pension liability adjustment [net of taxes (benefits) of $(0.4), $(0.1) and $1.0]		(0.7)		(0.1)		1.8
Balance at December 31		(1.8)		(1.1)		(1.0)

Unrealized gain (loss) on derivative instruments
Balance at January 1		—		—		—
Change in fair value of derivatives
[net of tax (benefit) of $(0.7)]		(1.7)		—		—
Losses reclassified into earnings
[net of tax (benefit) of (0.2)]		0.4		—		—
Balance at December 31		(1.3)		—		—
Total Balance at December 31		(112.5)		(83.1)		(56.5)
Total Stockholders' Equity	50.2	$613.5	50.3	$949.7	54.5	$994.1

Comprehensive Income (Loss)
Net income (loss)		$(289.5)		$127.0		$139.6
Translation adjustment		(27.4)		(26.4)		(34.6)
Minimum pension liability adjustment		(0.7)		(0.1)		1.8
Unrealized gain (loss) on derivative instruments		(1.3)		—		—
Total Comprehensive Income (Loss)		$(318.9)		$100.5		$106.8

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Millions, Except as Indicated)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

        The Company is a diversified specialty chemical company. Primary manufacturing operations are located in the United States, Europe and Asia. The Company manages its business and reports segmental information based on the nature of its products and services. The Company's segments include Polymer Additives, Performance Chemicals, Water Treatment and Energy Services and Products. The Company's products are sold globally into the principal markets that include computer and business equipment, consumer electronics, data processing, construction materials, telecommunications, pharmaceuticals and pool and spa dealers and distributors. During 2000 and 2001, the Company sold 46.8% of its ownership in OSCA, Inc. (OSCA), the Company's wholly owned Energy Services and Products subsidiary. OSCA continues to be included in the consolidated financial position and results of operations due to the Company's ability to exert significant influence over OSCA as a result of its continuing ownership and voting interest (see Note 19). Further information on the Company's segments is included in Note 15 to the consolidated financial statements.

PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include all significant majority-owned subsidiaries of the Company. All material intercompany accounts and transactions are eliminated in consolidation.

INVESTMENTS

        Investments in less than majority-owned entities (20% to 50% ownership), in which the Company has the ability to exercise significant influence over operating and financial policies of the investees, are accounted for by the equity method of cost, plus equity, in their undistributed earnings since acquisition. All other investments are carried at their fair values or at cost, as appropriate.

USE OF ESTIMATES

        The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

        Revenue from sales of products, including amounts billed to customers for shipping and handling costs, is recognized at the time (1) ownership and all risks of loss have been transferred to the buyer, which is generally upon shipment, (2) the price is fixed and determinable and (3) collectibility is reasonably assured. Revenue from services is recognized when the services are provided to the customer.

SHIPPING AND HANDLING COSTS

        Shipping and handling costs, including certain warehousing costs, are included in cost of products sold.

CASH EQUIVALENTS

        Investment securities with maturities of three months or less when purchased are considered to be cash equivalents.

INVENTORIES

        The Company values its inventories at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

PLANT AND EQUIPMENT

        Plant and equipment are stated at cost. Depreciation of buildings and equipment is provided over the estimated useful lives of the assets using the straight-line method. The estimated useful lives for purposes of computing depreciation are: buildings, 10 to 40 years; manufacturing equipment, 7 to 20 years; and office equipment, 3 to 5 years.

GOODWILL

        Goodwill, the excess of investment over net assets of subsidiaries acquired, is amortized over periods of 8 to 40 years using the straight-line method. As of December 31, 2001 and 2000, accumulated amortization was $31.1 million and $31.0 million, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

        When events or circumstances indicate that the carrying amount of long-lived assets to be held and used or intangible assets might not be recoverable, the expected future undiscounted cash flows from the assets is estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amounts. Fair value is determined based on discounted cash flow or appraised values, as appropriate. Long-lived assets that are held for disposal are reported at the lower of the assets' carrying amount or fair value less costs related to the assets' disposition.

INCOME TAXES

        Current income taxes are provided on income reported for financial statement purposes adjusted for transactions that do not enter into the computation of income taxes payable. Deferred income tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Income taxes are provided on the portion of the income of foreign affiliates that is expected to be remitted to the parent company and be taxable. Unremitted earnings of foreign affiliates where income taxes have not been provided are immaterial.

TREASURY STOCK

        Shares of common stock repurchased under the Company's stock repurchase plans are recorded at cost as treasury stock. When the treasury shares are reissued, the Company uses a weighted average method for determining cost. The difference between the cost of the shares and the reissuance price is included in additional paid-in capital.

STOCK-BASED COMPENSATION

        Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As provided for under SFAS No. 123, the Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost for restricted stock awards is recorded over the requisite vesting periods based on the market value on the date of grant.

FOREIGN CURRENCY TRANSLATION

        Assets and liabilities of most foreign subsidiaries are translated at exchange rates in effect at the balance sheet date, and the statements of income are translated at the average monthly exchange rates for the period. Translation gains and losses are recorded as a component of accumulated other comprehensive (loss) income in stockholders' equity until the foreign entity is sold or liquidated. Foreign currency transaction gains and losses are included in net income. Foreign currency translation gains of $6.3 million, $0.2 million and $2.3 million were included in net income in 2001, 2000 and 1999, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS

        The Company uses various derivative instruments including swaps, forward contracts and options to manage certain foreign currency, interest rate and natural gas price exposures. These instruments are entered into under the Company's corporate financial risk management policy to manage market risk exposures and are not used for trading purposes. Management routinely reviews the effectiveness of the use of derivative instruments.

        Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

        For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in the same line item associated with the hedged item in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in other income (expense)—net in current earnings during the period of change. For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign operation, the gain or loss is reported in other comprehensive income (loss) as part of the cumulative translation adjustment to the extent it is effective. Any ineffective portions of net investment hedges are recognized in other income (expense)—net in current earnings during the period of change. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in other income (expense)—net in current earnings during the period of change.

New Accounting Standards

        In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company will adopt SFAS No. 144 as of January 1, 2002, and does not expect that the adoption of the Statement will have a significant impact on the Company's consolidated financial position or results of operations.

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred and adjusted to its present value each period. In addition, a corresponding amount must be capitalized by increasing the carrying amount of the related long-lived asset, which is depreciated over the useful life of the related asset. A gain or loss may be incurred upon settlement of the liability. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of adopting this statement.

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

        The Company will apply these new rules beginning in the first quarter of 2002. Application of the non-amortization provisions of the statement on goodwill balances at December 31, 2001, is expected to result in an annual increase in net income of approximately $4.8 million, or $0.10 per share. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002, and has not yet determined what the effect of these tests will be on the Company's consolidated financial position or results of operation.

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which was required to be adopted in years beginning after June 15, 2000. The Company adopted the new Statement effective January 1, 2001. The Statement required the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not afforded special hedge accounting treatment under SFAS No. 133 must be adjusted to fair value through income. If the derivative is afforded special hedge accounting, depending on the nature of the hedge relationship, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

        The effect of the adoption of the Statement was immaterial to the results of operations and other comprehensive income (loss). Because the Statement allows certain foreign currency transactions to be accounted for as hedges for financial reporting purposes that were not previously treated as hedges, the Company may change its policies toward the management of certain foreign currency exposures. Any changes that may occur would be to further reduce the Company's exposure to foreign currency risks.

NOTE 2: SPECIAL CHARGES

2001

        On June 27, 2001, the Company's Board of Directors approved a detailed repositioning plan that provided for a series of cost reduction initiatives to further streamline operations, strengthen the Company's competitive position and continue to provide a strong platform for future growth. Additionally, on September 15 and December 6, 2001, the Company's Board of Directors approved an additional series of cost reduction initiatives developed to minimize the effects of then current economic conditions. The major components of these repositioning plans included the consolidation of certain Polymer Additives and Fine Chemicals operations, resulting in three planned plant closures; elimination of approximately 630 manufacturing, research and development, sales and other management positions; and the impairment of certain underperforming and nonstrategic long-lived assets, including goodwill. The Company expects to realize approximately $47 million in annual pretax savings as a result of these repositioning actions.

        The special charges related to this repositioning plan totaled $272.1 million, $203.8 million after income taxes, or $4.05 per share, for the year ended December 31, 2001. The special charges consisted of $212.1 million of asset impairments, including $83.3 million for fixed asset impairments and $128.8 million of impaired goodwill, $31.6 million of severance costs, $20.4 million for plant closure and environmental costs and $8.0 million of other costs.

        Net special charges for the year ended December 31, 2001, totaled $267.1 million, $200.1 million after income taxes, or $3.98 per share. This reflects the $272.1 million of charges recorded in 2001 offset by a reversal of $3.7 million related to changes in estimates in the 2001 special charge and certain reversals of the special charges taken in 2000 totaling $1.3 million, as detailed below. The net effect of the special charge reversals after income taxes was $3.7 million or $0.07 per share. The net of the 2001 special charges and reversals are reflected in the 2001 consolidated statement of operations as a separate component of operating income.

        Details of the 2001 special charges by business unit and a reconciliation to the reserve balance at December 31, 2001, are as follows:

Description	Amount of Charge in 2001	2001 Activity	2001 Reversals	Reserve Balance at December 31, 2001
Asset Impairment (noncash):
Polymer Additives	$97.9	$(94.9)	$(3.0)	$—
Performance Chemicals	114.2	(114.2)	—	—

	212.1	(209.1)	(3.0)	—
Severance Costs:
Polymer Additives	21.6	(5.2)	—	16.4
Performance Chemicals	6.2	—	(0.2)	6.0
Water Treatment	0.6	(0.5)	—	0.1
Corporate	3.2	(1.0)	(0.5)	1.7
	31.6	(6.7)	(0.7)	24.2

Plant Closure and Environmental:
Polymer Additives	15.4	—	—	15.4
Performance Chemicals	5.0	—	—	5.0
	20.4	—	—	20.4
Other (Corporate)	8.0	(5.2)	—	2.8
	$272.1	$(221.0)	$(3.7)	$47.4

        As of December 31, 2001, $47.4 million of the $272.1 million charge remains. The major components of this remaining reserve relate to severance and plant closure costs for the three plant closures and the shutdown of two unprofitable product lines. The majority of the severance costs are expected to be paid out by the end of 2002 and the plant closure and environmental costs by 2005.

        The Company recorded a lower of cost or market inventory write-down totaling $43.8 million during 2001. These inventory write-downs include $21.9 million related to the Performance Chemicals business unit, $13.0 million related to Polymer Additives and $8.9 million related to Water Treatment. The Performance Chemicals lower of cost or market inventory write-downs result primarily from market value adjustments to Fine Chemicals inventories related to NSC Technologies. The Polymer Additives portion of the write-down reflects market adjustments resulting from declines in customer demand, and the Water Treatment portion provides for the revaluation of inventory resulting from unsuccessful promotional inventory buys. These write-downs were calculated in accordance with the Company's inventory valuation accounting policies.

        Additionally, the Company recorded a $24.5 million liability for environmental remediation costs, $8.7 million for plant shutdown operating inefficiencies, an $8.0 million cumulative U.K. pension liability, $0.9 million of accounts receivable write-offs and $1.0 million of contract cancellation costs. These items amounted to $43.1 million and were recorded in the 2001 consolidated statement of income as follows: $39.8 million to cost of products sold and $3.3 million as a component of selling, general and administrative expenses.

        Certain other charges have also been recorded during 2001. These charges, which net to $33.8 million, include $11.6 million related to the write-off of an uncollectible note receivable from the sale of a previously owned business; $10.7 million for losses incurred on fixed asset replacement activities, primarily at one of the Company's U.S. plants; $13.4 million of increases in litigation accruals resulting from estimated settlement amounts on outstanding litigation matters; a $(3.2) million net foreign exchange gain arising from the repatriation of cash from a foreign subsidiary partially offset by a loss from a fair value adjustment on an intercompany loan of a foreign subsidiary; and $1.3 million of other costs. All of these charges are reflected in the 2001 consolidated statement of operations as a component of other income (expense)—net.

        Asset impairment losses in Polymer Additives relate to the planned closure of one underperforming operating site in the U.S. and one in Europe. These charges included the impairment of fixed assets at each site and $18.4 million of impaired goodwill attributable to the sites. In addition, these losses include the impairment of certain nonstrategic bromine and flame retardant production assets at two U.S. operating sites and the impairment of $26.4 million of goodwill related to the 1997 acquisition of an antimony products business. The asset impairment charges for Performance Chemicals include the impairment or disposal of fixed assets relating to the planned closures of a Fine Chemicals production facility in Europe, the sale of a U.S. research and development facility and the shut-down of two unprofitable product lines at a U.S. manufacturing site. Also included in the Performance Chemicals asset charge is $84.0 million of impaired goodwill relating to the acquisition of NSC Technologies in 1999.

        These impairment losses adjusted the carrying value of these assets to fair value. Fair value was determined using discounted cash flows. Any impaired fixed assets held for disposal were written down to fair value less costs of disposal. The adjusted carrying value of the assets, classified as held for use, are being depreciated or amortized over the estimated remaining lives of the assets.

        Severance costs include the cost of separation payments to certain employees who have been, or will be, terminated. Determinations of the severance costs have either been negotiated individually with the employee; are based upon the provisions of statutory or contractual severance plans; or, in the case of European locations, were negotiated with the employees' respective unions and works councils. The severance charges include severance costs for the termination of approximately 630 positions. At year end, substantially all personnel subject to the repositioning plan had been given specific notice of termination dates. Notification to European employees was made through the employees' respective unions and works councils. The severance plans include approximately 439 positions for Polymer Additives, 149 positions for Performance Chemicals and 42 positions for Water Treatment and Corporate.

        The plant closure and environmental costs associated with the 2001 special charges relate primarily to closure costs such as dismantling, decontamination and remediation, which will be incurred in conjunction with the closure of the three operating sites discussed previously.

        The other costs relate primarily to legal and consulting costs associated with the special charge activities, the write-off of certain components of the Company's data processing software proprietary to one of the operating sites being closed, the write-off of certain spare parts inventories associated with the impaired fixed assets and costs resulting from the termination of an equipment lease.

2000

        During the second quarter of 2000 the Company announced cost reduction initiatives to further streamline operations, strengthen the Company's competitive position and continue to provide a strong platform for future growth. To accomplish these actions, the Company prepared a formal repositioning plan, which was approved by the Board of Directors on June 23, 2000. The major components of this repositioning plan included the consolidation of the Company's three antimony manufacturing operations, elimination of approximately 375 manufacturing and research and development positions, primarily in the Polymer Additives business unit, and impairment or disposal of certain underperforming and nonstrategic assets. The asset impairments related to four Polymer Additives manufacturing locations, including sites in Europe and the United States, and six Performance Chemicals locations, including sites in the United States, United Kingdom and Germany. The special charges related to this repositioning plan totaled $66.4 million, $49.5 million after income taxes, or $0.95 per share, for 2000. The $66.4 million special charge consisted of $43.8 million for asset impairments, $16.4 million for severance costs and $6.2 million for plant closure and environmental costs. The Company expects to realize approximately $20 million in annual pretax savings as a result of this repositioning. Additional information regarding the 2000 special charges is provided in Note 2 to the consolidated financial statements.

        Net special charges for the year ended December 31, 2000, totaled $63.4 million. This reflects the $66.4 million charge offset by a reversal of $1.2 million related to a change in estimate in the 2000 special charge and certain reversals of the special charges taken in 1999 and 1998 totaling $1.8 million. The net effect of the special charge reversals after income taxes was $2.0 million, or $0.04 per share. The net of the 2000 special charges and reversals are reflected in the 2000 consolidated statement of operations as a separate component of operating income.

        Details of the 2000 special charges by business unit and a reconciliation to the reserve balance at December 31, 2001, are as follows:

Description	Amount of Charge in 2000	Reserve Balance at December 31, 2000	2001 Activity	2001 Reversals	Reserve Balance at December 31, 2001
Asset Impairment (noncash):
Polymer Additives	$29.4	$—	$—	$—	$—
Performance Chemicals	14.4	—	—	—	—

	43.8	—	—	—	—
Severance Costs:
Polymer Additives	11.2	7.2	(5.7)	(1.3)	0.2

Performance Chemicals	4.2	0.9	(0.9)	—	—
Corporate	1.0	—	—	—	—
	16.4	8.1	(6.6)	(1.3)	0.2

Plant Closure and Environmental:
Polymer Additives	6.2	4.9	(0.4)	—	4.5
	$66.4	$13.0	$(7.0)	$(1.3)	$4.7

        Asset impairment losses in Polymer Additives related to the consolidation of the Company's three antimony manufacturing operations and the impairment or disposal of certain underperforming and nonstrategic assets in Europe and the closure of a brine pond operation in El Dorado, Arkansas. The asset impairment charge in Performance Chemicals included the impairment or disposal of underperforming assets at six sites, including three sites in the United Kingdom, two in the United States and one in Germany. These impairment losses adjusted the carrying value of these assets to fair value. Fair value was determined using either discounted cash flow or appraised values, as appropriate. Any impaired assets held for disposal were written down to fair value less costs related to the assets' disposition. The adjusted carrying value of the assets is being depreciated over the remaining lives of the assets.

        Severance costs included the cost of separation payments to certain employees who were terminated. These costs were either negotiated individually with the employee or were based upon the provisions of statutory or contractual severance plans. The Company eliminated approximately 375 positions as a result of the 2000 actions. As of December 31, 2001, substantially all personnel subject to the repositioning plan had been terminated. Notification to European employees was made through their respective unions and works councils. The Polymer Additives severance costs related to approximately 300 positions in 13 various locations, including seven locations in the United States; two in Italy; and one each in the United Kingdom, Germany and Switzerland. The Performance Chemicals severance costs included costs to eliminate approximately 60 positions, of which approximately half were in the United Kingdom with the remaining positions being eliminated in Germany and the United States. The Corporate component of the severance costs provided for the elimination of approximately 15 various corporate middle management positions in the United Kingdom, the United States and Switzerland.

        The plant closure and environmental costs associated with the 2000 repositioning plan related entirely to the Polymer Additives business unit. These charges included a $4.3 million charge for the closure of a brine pond in El Dorado, Arkansas, and $1.9 million related to dismantling costs incurred as part of the consolidation of the Company's three antimony manufacturing operations.

1999

        In the fourth quarter of 1999, the Board of Directors took certain actions to streamline the Polymer Additives business unit, to provide a more flexible data processing solution for the Company's manufacturing operations and to write-down certain assets formerly used in Energy Services and Products' Mexico-based environmental business. The plan was developed to increase the Company's focus on its core specialty chemicals businesses and to position these operations to achieve higher growth and profitability.

        Accordingly, the Company recognized a special charge of $25.4 million, $16.5 million after income taxes, or $0.29 per share, during 1999. Offsetting this charge were certain reversals of the special charges taken in 1998 totaling $7.2 million, $4.7 million after income taxes, or $0.08 per share. The net of the 1999 special charges and reversals totaling $18.2 million was reflected in the 1999 consolidated statement of operations as a separate component of operating income.

        Details of the 1999 special charges by business unit and a reconciliation to the reserve balance at December 31, 2001, are as follows:

Description	Amount of Charge in 1999	Reserve Balance at December 31, 2000	2001 Activity	2001 Reversals	Reserve Balance at December 31, 2001
Asset Impairment (noncash):
Polymer Additives	$10.8	$—	$—	$—	$—
Energy Services and Products	1.8	—	—	—	—
Corporate	10.7	—	—	—	—

	23.3	—	—	—	—
Severance Costs:
Polymer Additives	1.2	0.1	—	(0.1)	—
Corporate	0.9	0.3	—	(0.3)	—
	2.1	0.4	—	(0.4)	—
	$25.4	$0.4	$—	$(0.4)	$—

        Asset impairment losses in Polymer Additives related to the shutdown of certain unprofitable operating units and the replacement of certain production lines with new technology, primarily in the El Dorado, Arkansas, facility. The asset impairment charge in Energy Services and Products related to a write-down of certain fixed assets formerly used in the Mexico environmental business. Asset impairment losses in Corporate related to the write-off of certain components of the Company's data processing software that had no future use as a result of the Company's decision to provide for more flexibility in its manufacturing systems. The Company recorded an impairment loss to write-down the carrying value of these assets to fair value. Fair value was determined using appraised values. The adjusted carrying value of the assets is being depreciated over the remaining lives of the assets.

        Severance costs included the cost of separation payments to approximately 65 employees who were terminated. As of December 31, 2001, all personnel involved had been terminated. In Polymer Additives, the terminations were due to a decision to consolidate research activities in the United States and Europe. Researchers in West Lafayette, Indiana, are now focused primarily on halogen and non-halogen-based flame retardants and performance additives and fluids technology. All European technical service and applications capabilities were consolidated into a new Customer Technical Service and Applications Center in Geel, Belgium. Polymer Additives customers in Europe now receive all the technical service and analytical support they need from a single location, which is located near 80% of the Company's European-based customers. The Corporate severance costs related primarily to information systems personnel. The reversal of $0.4 million in 2001 reflects a change in estimate of the remaining amount of severance costs for the 1999 actions.

NOTE 3: DISCONTINUED OPERATIONS

        During 1997, the Board of Directors approved a plan to exit the furfural and derivatives business, Chemol and environmental services businesses. A portion of the Chemol business was sold during 1998, and essentially all remaining operations were concluded. The environmental services business was sold in January 1999 and the furfural and derivatives business was sold in June 1999. Reserves for the discontinued operations amounted to $3.4 million and $2.2 million at December 31, 2001 and 2000, respectively. Net assets (liabilities) of discontinued operations amounting to $(1.1) million and $1.1 million have been included in other assets on the consolidated balance sheets at December 31, 2001 and 2000, respectively.

NOTE 4: ACQUISITIONS AND SALE OF SUBSIDIARY STOCK

ACQUISITIONS

        On February 14, 2001, the Company finalized its acquisition of an optical monomers business from Akzo Nobel Polymer Chemicals LLC for approximately $30 million in cash, which was funded with available cash and borrowing capacity. As part of the Polymer Additives business unit, the Optical Monomers business operates at a leased manufacturing site in Pasadena, Texas, and has sales and support networks throughout the United States, Europe and Asia. This acquisition was accounted for using the purchase method of accounting with its results of operations included since the date of acquisition. Goodwill resulting from the acquisition amounted to approximately $11.5 million.

        On July 14, 2000, the Company finalized its acquisition of Aqua Clear for approximately $40.7 million. Aqua Clear, a manufacturer and distributor of specialty pool chemical products, operated a manufacturing site in Watervliet, New York, which was closed in 2001. Aqua Clear continues to operate distribution sites in St. Louis, Missouri; and Waterford, New York; as well as sales and support networks throughout the United States and Canada. The acquisition of Aqua Clear was accounted for using the purchase method of accounting with its results of operations included since the date of acquisition. Goodwill resulting from the acquisition amounted to approximately $37.8 million.

        On May 3, 1999, the Company completed the acquisition of NSC Technologies from Monsanto Company for approximately $125 million in cash. NSC Technologies develops, manufactures and sells chiral pharmaceutical intermediates and select bulk actives to pharmaceutical companies. The business' core chiral expertise in unnatural amino acids provides a broad molecular platform from which it develops novel, high-value-added intermediates and bulk actives for antiviral, cardiovascular and oncology therapeutic drugs. NSC Technologies is part of the Fine Chemicals group of the Performance Chemicals business unit. The acquisition was accounted for using the purchase method of accounting with the results of NSC Technologies included since the date of acquisition. Goodwill resulting from the acquisition amounted to approximately $89 million (see Note 2).

        On August 2, 1999, the Company completed the acquisition of FMC Corporation's Process Additives Division (PAD) for $162 million in cash. PAD is a world leader in the production of phosphate ester flame retardants, flame retardant fluids and lubricant additives, as well as a leading supplier of specialty water treatment chemicals used in industrial applications and desalination. The transaction broadened Great Lakes' Polymer Additives business unit and more than doubled the industrial segment of the Water Treatment business unit. The acquisition was accounted for using the purchase method of accounting with the results of PAD included since the date of acquisition. Goodwill resulting from the acquisition amounted to approximately $62 million.

SALE OF SUBSIDIARY STOCK

        Effective June 15, 2000, the Company sold 40% of its ownership in OSCA, Inc. (OSCA), the Company's wholly owned Energy Services and Products subsidiary, through an initial public offering.

Net proceeds of approximately $79 million from the initial sale were paid to the Company by OSCA to satisfy indebtedness. The initial sale resulted in a $51.9 million gain to the Company, which was recognized in the second quarter of 2000. Subsequently, on July 13, 2000, the over-allotment option granted to the underwriters was exercised and resulted in an additional $12 million of net proceeds. The over-allotment exercise resulted in an additional gain to the Company of $8.5 million, which was recorded in the third quarter of 2000. The initial sale and the over-allotment option exercise resulted in the Company selling a total of 43.4% of its ownership interest in this subsidiary.

        In addition, in each of the first and second quarters of 2001, the Company sold 250,000 shares of OSCA Class B common stock pursuant to Rule 144 under the Securities Act of 1933 for a total of 500,000 shares being sold for the year ended December 31, 2001. The terms of these transactions provided that upon the sale of these Class B shares, the shares were automatically converted to OSCA Class A common stock. Net proceeds were $5.4 million and $6.3 million and the related taxable gains were $4.2 million and $5.2 million for the first and second quarters of 2001, respectively.

        The combination of the initial sale, over-allotment option exercise and Rule 144 sales has resulted in the Company selling a total of 46.8% of it ownership interest in this subsidiary. OSCA continues to be included in the consolidated financial position and results of operations due to the Company's ability to exert significant influence over OSCA as a result of its continuing ownership and voting interest (see Note 19).

NOTE 5: CASH AND CASH EQUIVALENTS

        Cash and cash equivalents consist of the following:

	December 31
	2001	2000
Cash	$47.7	$71.1
Cash equivalents	23.9	151.6
	$71.6	$222.7

NOTE 6: INVENTORIES

        The major components of inventories are as follows:

	December 31
	2001	2000
Finished products	$194.4	$281.7
Raw materials	46.8	48.0
Supplies	33.8	34.7
	$275.0	$364.4

NOTE 7: PLANT AND EQUIPMENT

        Plant and equipment consist of the following:

	December 31
	2001	2000
Land	$16.9	$19.9
Buildings	130.4	124.3
Equipment	1,251.7	1,253.3
Construction in progress	73.2	79.0

	1,472.2	1,476.5
Less allowances for depreciation, depletion and amortization	(760.6)	(725.6)
	$711.6	$750.9

NOTE 8: DEBT

        Long-term debt is summarized as follows:

	December 31
	2001	2000
Notes payable	$400.0	$400.0
Commercial paper	72.4	229.7
Industrial development bonds	12.3	12.3
Other	54.3	52.2

	539.0	694.2
Less current portion	(11.2)	(6.0)
	$527.8	$688.2

        On July 15, 1999, the Company sold $400 million of 7% notes due July 15, 2009. Proceeds from the sale of the notes were used to replace a portion of the commercial paper borrowings. The notes were sold under a shelf registration process. Under this process, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission and may sell various unsecured debt securities, common stock or rights or warrants to purchase common stock individually or in combination up to $750 million. The amount remaining on the registration statement is $350 million.

        On October 4, 2001, the Company established two unsecured revolving credit facilities with various financial institutions under which it may borrow up to $237.5 million under each facility for a total of up to $475.0 million. One facility has a 364-day term and the other facility has a five-year term. Both are used to support the commercial paper program and for general corporate purposes. The 364-day agreement may be renewed annually, subject to certain conditions. Both facilities contain covenants, which include requirements for a ratio of debt to EBITDA, ranging from 3.5 to 1 in 2001 to a maximum of 5.15 to 1 for the first three quarters of 2002, as defined in the agreements. These facilities replaced the $600.0 million revolving credit facility that expired on October 4, 2001.

        The weighted average rate of interest on commercial paper borrowing was 3.9% at December 31, 2001. The interest rate on industrial development bonds was 1.8% at December 31, 2001, and the bonds have maturities through 2025.

        Commercial paper financing has been classified as a component of long-term debt since the Company intends to refinance these borrowings on a long-term basis either through continued commercial paper borrowings or utilization of available long-term credit facilities.

        Long-term debt matures as follows: 2002, $11.2 million; 2003, $31.0 million; 2004, $2.9 million; 2005, $2.7 million; 2006, $1.5 million; and thereafter, $489.7 million.

        During 2001, 2000 and 1999, interest costs were $43.9 million, $53.8 million and $35.1 million, respectively, which included interest capitalized as additional costs of plant and equipment of $1.0 million in 2001, $1.7 million in 2000 and $3.5 million in 1999. In these years, cash interest payments were $44.1 million, $54.2 million and $22.2 million, respectively.

NOTE 9: INCOME TAXES

        The following is a summary of domestic and foreign income before income taxes, the components of the provisions for income taxes, a reconciliation of the United States federal income tax rate to the effective income tax rate and the components of deferred tax assets and liabilities.

        Income (Loss) Before Income Taxes:

	Year Ended December 31
	2001	2000	1999
Domestic	$(177.8)	$124.4	$112.7
Foreign	(179.1)	40.5	62.7
	$(356.9)	$164.9	$175.4

        Provisions (Credits) for Income Taxes:

	Year Ended December 31
	2001	2000	1999
Current:
Federal	$30.9	$9.1	$(5.2)
State	(2.5)	5.0	1.7
Foreign	4.6	8.5	20.2
	33.0	22.6	16.7

Deferred:
Domestic	(104.8)	8.0	20.8
Foreign	4.4	7.3	(1.7)
	(100.4)	15.3	19.1
	$(67.4)	$37.9	$35.8

        Effective Income Tax Rate Reconciliation:

	Year Ended December 31
	2001	2000	1999
U.S. federal income tax rate	(35.0)%	35.0%	35.0%
Change resulting from:
State income tax	(0.5)	2.0	0.6
Depletion	(0.5)	(1.2)	(0.9)
Export sales incentive	(0.3)	(1.5)	(1.8)
Tax exempt interest	—	(0.5)	(0.5)
Dividends received deduction	—	(0.3)	(1.3)
Low income housing credit	(0.9)	(1.9)	(1.6)
International operations	1.5	(0.4)	(2.4)
Gain on sale of subsidiary stock	4.4	(12.6)	—
Stock redemption—Huntsman	—	(0.5)	(1.3)
Release of previously provided tax provisions	—	—	(7.2)
Nondeductible goodwill	2.4	0.2	0.2
Change in valuation allowance	10.6	2.9	1.3
Other	(0.6)	1.8	0.3
Effective income tax rate	(18.9)%	23.0%	20.4%

        The 2001 effective income tax rate is lower than the Company's expected ongoing effective income tax rate of 31% due primarily to the significant increase in the valuation allowance and the recognition of approximately $14.7 million of tax expense related to the change in strategy regarding the disposition of OSCA (see Note 19).

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

        Components of Deferred Tax Assets and Liabilities:

	December 31
	2001	2000
Deferred tax assets
Accrued expenses	$21.6	$7.7
Special charges	1.2	5.7
Tax credit carryforwards	29.1	16.1
Net operating loss carryforwards	119.9	14.6
Other	29.8	24.3

Deferred tax assets	201.6	68.4
Valuation allowance	(49.4)	(12.2)
Deferred tax assets, net of valuation allowance	$152.2	$56.2

Deferred tax liabilities
Depreciation	$54.1	$64.4
Other	33.0	27.1
Deferred tax liabilities	$87.1	$91.5
Net deferred tax assets (liabilities)	$65.1	$(35.3)

        As of December 31, 2001, the Company had tax credit carryforwards of $29.1 million available. A valuation allowance of $12.9 million has been recorded against the portion of these credit carryforwards for which utilization is uncertain. Of the amount of tax credit carryforwards for which no valuation allowance has been recorded, $0.7 million expire in 2018; $2.6 million expire in 2019; $3.2 million expire in 2020; $3.3 million expire in 2021; and the remaining $6.4 million have no expiration dates. At December 31, 2001, the Company and certain of its foreign subsidiaries had net operating losses totaling $329.0 million. These carryforwards will be available to offset $119.9 million of future tax liabilities. A valuation allowance of $36.5 million has been recorded against the portion of these net operating loss carryforwards for which utilization is uncertain. Of the amount of net operating loss carryforwards for which no valuation allowance has been recorded, $70.6 million expire in 2021 and the remaining $12.8 million have no expiration dates.

        Cash payments for income taxes were $14.3 million, $11.2 million and $24.0 million in 2001, 2000 and 1999, respectively.

NOTE 10: STOCKHOLDERS' EQUITY

        The Board of Directors has authorized the Company to purchase shares of the Company's common stock in the open market or in privately negotiated transactions. Pursuant to these authorizations, the Company purchased approximately 0.1 million shares during 2001 at an average price of $22.19 per share. A total of 2.8 million shares remain available under existing authorizations by the Board of Directors.

        Under a Stockholders Rights Plan adopted in 1999, for each outstanding share of common stock of the Company held by a stockholder, each stockholder had a right, which entitled the holder upon certain triggering events described in the Stockholder Rights Plan, to acquire at the right's then current exercise price, the number of shares of common stock of the Company (or, if applicable, an acquiring company) having a market value equal to twice the right's exercise price.

        On February 12, 2002, the Company's Board of Directors redeemed the outstanding rights under the Stockholders Rights Plan at a price of $.01 per right, payable to stockholders of record on April 1, 2002.

NOTE 11: EARNINGS PER SHARE

        Basic earnings per share is based on the weighted average number of common shares outstanding during the period, while diluted earnings per share includes the effect of options and restricted stock that were dilutive and outstanding during the period. The computation of basic and diluted earnings per share is determined using net income or loss as reported as the numerator, and the number of shares included in the denominator is calculated as follows:

	Year Ended December 31
	2001	2000	1999
Denominator for basic earnings per share (weighted average shares)	50.3	52.4	57.8
Effect of dilutive securities	—	0.1	0.2
Denominator for diluted earnings per share	50.3	52.5	58.0

        Options to purchase shares of common stock of 3.3 million in 2001, 3.1 million in 2000 and 1.6 million in 1999 were outstanding, but were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares during those years and, therefore, the effect would have been antidilutive.

NOTE 12: STOCK COMPENSATION PLANS

        The Company has three plans that provide for the granting of stock awards to officers and key employees. The 1998 and the 1993 Stock Compensation Plans have stock awards available for grant; the third plan, which has no stock awards available for grant does have options exercisable as of December 31, 2001. The Company is authorized to grant options for up to 4.5 million shares under the plans, of which 2.8 million have been granted. Options under the plans have been granted at the market value at the date of grant, become exercisable over periods of one to five years and expire 10 years from the date of grant.

        In addition to the options awarded under the plans, the Company on April 6, 1998, granted the chief executive officer an option to acquire 0.7 million shares of the Company's stock. The options were granted at market value on the date of grant; 0.2 million of the shares became exercisable upon grant with the remaining shares becoming exercisable ratably over four years. The options expire 10 years from the grant date.

        The status of the Company's stock options is summarized below:

	Shares Under Option	Weighted Average Exercise Price
Outstanding at January 1, 1999	2.7	$43.57
Granted	0.8	40.29
Exercised	(0.2)	22.01
Terminated	(0.2)	44.99

Outstanding at December 31, 1999	3.1	43.96
Granted	0.8	30.15
Exercised	(0.1)	23.10
Terminated	(0.5)	40.67
Outstanding at December 31, 2000	3.3	41.72
Granted	0.8	32.78
Exercised	0.0	30.10
Terminated	(0.8)	41.69
Outstanding at December 31, 2001	3.3	$39.53
Currently Exercisable	1.9	$43.68

        During 2001, 2000 and 1999, the Company awarded restricted stock totaling 0.09 million, 0.014 million and 0.1 million shares, respectively, to directors and key employees. These awards become exercisable over a period of 1 to 10 years. The Company recognizes compensation expense consistent with the vesting of each award. The compensation expense incurred in 2001, 2000 and 1999 related to these awards totaled $0.7 million, $1.0 million and $1.3 million, respectively.

        The following table summarizes information concerning outstanding and exercisable options at December 31, 2001:

	Range of Exercise Prices
	$23.00-$35.99	$36.00-$50.99	$51.00-$68.99
Options outstanding:
Weighted average remaining contractual life	9.3 yrs	6.8 yrs	3.8 yrs
Weighted average exercise price	$32.20	$41.93	$62.26
Number	1.6	1.4	0.3
Options exercisable:
Weighted average exercise price	$32.74	$41.61	$62.26
Number	0.4	1.2	0.3

        The Company accounts for stock compensation costs in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation cost has been recognized for its fixed stock option plans. The following table sets forth pro forma information as if compensation cost had been determined based on the fair value at the grant date for awards under the Company's stock plans consistent with the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." For the purposes of the pro forma disclosure, the estimated compensation costs are amortized to expense over the options' vesting period, principally three years.

	December 31
	2001	2000	1999
Weighted average fair value per share of options granted during the year(1)	$10.81	$11.67	$14.36
Net income:
As reported	(289.5)	127.0	139.6
Pro forma	(292.4)	123.2	132.8
Diluted earnings per share:
As reported	(5.76)	2.42	2.41
Pro forma	(5.82)	2.35	2.30
Assumptions:
Expected volatility	27.8%	28.3%	27.7%
Expected life in years	6.5	6.5	6.5
Risk-free interest rate	4.4%	6.7%	4.9%
Dividend yield	1.1%	1.1%	0.8%

(1)
On date of grant using the Black-Scholes option pricing model.

NOTE 13: RETIREMENT PLANS

DEFINED BENEFIT PENSION PLANS

        The Company sponsors various defined benefit pension plans. The following table provides a progression of the plans' benefit obligations and fair value of plan assets and reconciles the funded status to the amounts recognized in the balance sheets for 2001 and 2000, respectively.

	2001	2000
Changes in benefit obligation:
Benefit obligation at beginning of year	$196.8	$148.0
Service cost	8.5	8.2
Interest cost	13.9	11.0
Plan participants' contributions	1.3	1.2
Net actuarial loss (gain)	16.1	(0.3)
Benefits paid	(11.7)	(5.6)
Acquisitions	—	37.2
Foreign exchange loss (gain)	(1.7)	(2.9)
Benefit obligation at end of year	$223.2	$196.8

Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$237.1	$155.5
Actual return on plan assets	(34.8)	30.1
Employer contributions	7.8	3.5
Benefits and expenses paid	(12.1)	(5.9)
Acquisitions	—	55.0
Foreign exchange (loss) gain	(2.1)	(1.1)
Fair value of plan assets at end of year	$195.9	$237.1

Funded status of plans:
Funded status	$(27.3)	$40.3
Unrecognized prior service cost	0.3	0.2
Unrecognized transition obligation	0.3	0.5
Unrecognized net actuarial loss (gain)	30.8	(40.9)
Prepaid benefit cost	$4.1	$0.1

Amounts recognized in the balance sheets consist of:
Prepaid benefit costs	$9.1	$8.6
Accrued benefit liability	(8.5)	(11.0)
Intangible asset	0.7	0.9
Accumulated other comprehensive income	2.8	1.6
Prepaid benefit cost	$4.1	$0.1

Weighted average assumptions at end of year:
Discount rates	6.25% to 7.5%	6.5% to 8.0%
Expected return on plan assets	7.0% to 9.0%	7.0% to 9.0%
Rate of compensation increases	3.75% to 4.0%	4.0% to 4.5%

        The components of net periodic benefit costs are as follows:

	2001	2000	1999
Service cost	$8.5	$8.2	$9.2
Interest cost	13.9	11.0	10.2
Expected return on plan assets	(18.3)	(13.3)	(11.4)
Amortization of prior service cost	0.2	0.1	0.2
Amortization of transition obligation	0.2	0.2	0.2
Recognized net actuarial loss (gain)	(1.2)	—	1.3
Termination benefits	—	—	0.1
Net periodic benefit cost	$3.3	$6.2	$9.8

        Amounts applicable to the Company's pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	2001	2000
Projected benefit obligation	$9.5	$12.5
Accumulated benefit obligation	8.5	11.1
Fair value of plan assets	—	—

        The Company provides no significant postretirement benefits other than pensions.

DEFINED CONTRIBUTION RETIREMENT PLANS

        Certain Company employees participate in the Great Lakes Savings Plan, which is a defined contribution, 401(k) employee savings plan generally available to all U.S. full-time salaried, nonunion hourly employees and certain union hourly employees. The plan is funded by contributions from participants and the Company. Contributions by the Company to the plan were approximately $2.9 million, $3.4 million and $4.2 million in 2001, 2000 and 1999, respectively.

        The Company also maintains a supplemental savings plan, the Great Lakes Chemical Corporation Supplemental Savings Plan. The plan is nonqualified and restores the employer match that certain employees lose due to IRS limits on eligible compensation under the Great Lakes Savings Plan. Contributions by the Company to this plan were approximately $0.1 million, $0.1 million and $0.1 million in 2001, 2000 and 1999, respectively.

NOTE 14: RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses were approximately $40.7 million, $39.5 million and $45.7 million in 2001, 2000 and 1999, respectively.

NOTE 15: SEGMENT INFORMATION

        The Company is organized in the four global segments: Polymer Additives, Performance Chemicals, Water Treatment and Energy Services and Products. These segments are strategic business units that offer products and services that are intended to satisfy specific customer requirements. The units are organized and managed to deliver a distinct group of products, technology and services.

        The Polymer Additives segment produces bromine-, phosphorus- and antimony-based flame retardants; antioxidants; UV absorbers; light stabilizers; optical monomers and patented No Dust Blends (NDB™). The segment serves suppliers in a wide variety of industries, including electrical and electronic, construction, automotive and furnishings.

        The Performance Chemicals segment produces chemicals to exact specifications or to meet specific applications requirements. The product offering is characterized by technology-based product solutions that benefit specific customers. The businesses included in the segment are: agricultural products; brominate intermediates; fluorine chemicals for use in fire suppression systems, refrigerants and medical and pharmaceutical products; fine chemicals for pharmaceuticals and life sciences companies; and toxicological testing services, pharmaceuticals, chemicals and biotechnology customers.

        The Water Treatment segment is a producer of water treatment chemicals for the recreational and commercial swimming pool and spa water treatment industry. These products are sold to pool and spa dealers, distributors and mass market retailers. The Water Treatment segment also produces specialty biocides, antiscalants, corrosion inhibitors and other products for use in cooling tower water treatment; wastewater treatment; pulp and paper processing; and desalination products.

        The Energy Services and Products segment provides specialized oil and gas well completion fluids, completion services and downhole completion tools to major oil and gas companies and independent exploration and production companies, primarily in the Gulf of Mexico and select international markets.

        The Company evaluates business unit performance and allocates resources based on the operating income, which represents net sales less cost of products sold and selling, general and administrative expenses, and cash flows of each business unit. Each of the Company's segments uses bromine as a raw material in their production processes. Bromine is transferred at cost to all business segments, except Energy Services and Products. Their cost is based upon a bromine supply agreement. In addition, assets used in the production of bromine are allocated to each business unit, with the exception of Energy Services and Products, based on the percentage of production consumed. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

        Corporate includes the corporate offices and any other activities not associated with a specific segment. Segment assets include primarily accounts receivable, inventory, net plant and equipment and other miscellaneous assets. Assets included in Corporate principally are cash and cash equivalents; insurance receivables; deferred income taxes; certain investments and other assets; and certain unallocated plant and equipment, including the Company's enterprise resource planning (ERP) software systems. Geographic sales information is reported based on the location that invoices the external customer. Geographic long-lived assets are grouped by the location of the reporting country. Intersegment sales are insignificant and are eliminated in consolidation.

	Year Ended December 31
	2001	2000	1999
Net Sales by Segment to External Customers:
Polymer Additives	$581.7	$690.1	$632.1
Performance Chemicals	316.2	369.3	354.9
Water Treatment	507.0	474.5	418.1
Energy Services and Products	175.9	131.9	95.2

Total sales of reportable segments	1,580.8	1,665.8	1,500.3
Corporate	13.9	4.7	—
	$1,594.7	$1,670.5	$1,500.3

Segment Profit (Loss):
Polymer Additives	$(70.8)	$52.4	$78.0
Performance Chemicals	25.5	90.8	78.7
Water Treatment	54.1	85.0	73.1
Energy Services and Products	18.0	12.5	(8.5)

Total profits of reportable segments	26.8	240.7	221.3
Corporate	(37.0)	(37.1)	(41.0)
Special charges	(267.1)	(63.4)	(18.2)
Operating income (loss)	(277.3)	140.2	162.1

Gain on sale of subsidiary stock	9.4	60.4	—
Interest income (expense)—net	(34.1)	(32.5)	(9.0)
Other income (expense)—net	(54.9)	(3.2)	22.3
Income (loss) before income taxes	$(356.9)	$164.9	$175.4

Depreciation and Depletion Expense:
Polymer Additives	$39.4	$35.5	$34.7
Performance Chemicals	17.7	18.7	19.1
Water Treatment	14.1	13.3	10.5
Energy Services and Products	8.8	7.9	9.7
Corporate	9.5	12.5	6.8
	$89.5	$87.9	$80.8

Segment Assets:
Polymer Additives	$711.4	$813.3	$782.6
Performance Chemicals	251.1	439.2	436.1
Water Treatment	393.4	396.1	303.3
Energy Services and Products	139.6	122.1	131.1
Corporate	193.2	362.6	613.1
Net assets of discontinued operations	(1.1)	1.1	(5.2)
	$1,687.6	$2,134.4	$2,261.0

	Year Ended December 31
	2001	2000	1999
Investment in Equity Method Investees:
Polymer Additives	$11.3	$19.9	$18.1
Expenditures for Long-lived Assets:
Polymer Additives	$86.5	$62.2	$40.7
Performance Chemicals	30.9	41.7	29.0
Water Treatment	18.5	17.4	13.1
Energy Services and Products	24.1	6.2	13.1
Corporate	6.2	29.5	23.1
	$166.2	$157.0	$119.0

Geographic Information
Net Sales to External Customers:
United States	$1,058.0	$1,037.4	$916.8
United Kingdom	161.6	228.2	152.7
Switzerland	143.2	152.8	135.1
Other foreign	231.9	252.1	295.7
	$1,594.7	$1,670.5	$1,500.3

Long-lived Assets:
United States	$637.6	$774.4	$740.5
United Kingdom	107.8	136.0	123.7
Other foreign	162.8	174.9	189.6
	$908.2	$1,085.3	$1,053.8

NOTE 16: INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

        As of December 31, 2001, the Company's investment in unconsolidated affiliates consists of a 49% interest in Gulf Stabilizers Industries Limited, a Saudi Arabian manufacturer of antioxidants, and a 50% interest in Tetrabrom Technologies, Ltd., an Israeli manufacturer of tetrabromobisphenol-A. During 1999 and 2000, the Company sold its remaining preferred stock in Huntsman Chemical Company (HCC). The Company had recognized pretax gains on sales of HCC preferred shares of $3 million and $9 million in 2000 and 1999, respectively. Preferred stock dividends from HCC amounted to $0.3 million and $7 million in 2000 and 1999, respectively. The Company is also a limited partner in certain low income housing investments that generate benefits in the form of tax credits.

        The Company's equity in earnings of unconsolidated affiliates was $0.7 million, $5.7 million and $1.0 million in 2001, 2000 and 1999, respectively.

NOTE 17: FINANCIAL INSTRUMENTS

FOREIGN EXCHANGE RISK MANAGEMENT

        In the normal course of business, operations of the Company are subject to risks associated with changing foreign exchange rates. These fluctuations can vary the costs of financing, investing and operating activities. Accordingly, the Company hedges certain portions of its exposure to foreign currency fluctuations through the use of options and forward exchange contracts to protect the value of its existing foreign currency asset and liability commitments and anticipated foreign currency revenues.

        It is the Company's policy to enter into foreign currency hedging transactions only to the extent considered necessary to achieve the objectives stated above. The Company does not enter into foreign currency transactions for trading purposes.

        The Company enters into currency option and forward contracts to hedge anticipated foreign currency transactions during the next 12 months. The principal currencies hedged are the Japanese yen, the British pound and the euro.

        The Company uses foreign currency swap contracts to hedge a long-term intercompany loan. These contracts hedge the Italian lira against the British pound. The terms of the swap contracts match the loan principal repayment terms. Gains or losses on these contracts are reflected in earnings and are offset by losses or gains on the underlying intercompany loan.

        Gains and losses arising from the use of the above instruments are recorded in the income statement. The impact of currency forwards and options used for foreign exchange risk management on pretax income in 2001, 2000 and 1999 was a net (loss) gain of approximately $9.2 million, $(1.6) million and $(0.7) million, respectively.

INTEREST RATE RISK MANAGEMENT

        The Company utilizes a number of methods to provide both long-term and short-term financing for its operations. The Company has historically relied on a floating rate commercial paper program for ongoing working capital and, more recently, issued $400 million of 7% fixed rate notes due July 15, 2009.

        The Company has employed certain hedging instruments to minimize its exposure to changes in interest rates, including an interest rate swap agreement. In 2000, the Company terminated its swap arrangement and as a result recognized a $2.9 million gain, which is being amortized over the remaining term of the underlying 7% fixed rate notes that are due July 15, 2009. The Company has also utilized other interest rate derivative instruments to manage its exposure to interest rate changes; however, there were no positions outstanding at either December 31, 2001 or 2000 related to these activities.

        The impact on pretax income of interest rate risk management activities was a net gain of approximately $0.4 million and $4.0 million for 2000 and 1999, respectively. There was no impact on pretax income related to 2001.

NATURAL GAS PRICE RISK MANAGEMENT

        The Company consumes natural gas during the normal course of production. The fluctuations of natural gas prices can vary the costs of production. During the second quarter of 2001, as part of its risk management strategy, the Company entered into fixed price swap and option contracts, including caps and floors, to manage its exposure to changes in natural gas prices. These natural gas contracts obligate the Company to make or receive a payment equal to the net change in the value of the contracts at their maturity. Such contracts are designated as hedges of the company's forecasted natural gas purchases up to the end of year 2002 and are effective in hedging the Company's exposure to changes in natural gas prices during this period.

        The natural gas contracts that qualify as cash flow hedges under SFAS No. 133 are marked to market with unrealized gains and losses recorded in other comprehensive income and recognized in earnings when realized as an adjustment to cost of products sold. The fair value of contracts no longer effective as hedges are recognized in cost of products sold from the date that the contracts become ineffective until their expiration. Historically, the Company has not closed any natural gas contracts prior to the execution of the underlying purchase transactions, nor have any of the underlying purchase transactions failed to occur. The impact on pretax income of natural gas risk management activities was a net (loss) gain of approximately $(1.8) million for 2001. This includes the amounts recognized for derivative instruments that do not qualify as cash flow hedges under SFAS 133. During the year ended

December 31, 2001, the Company did not recognize any gain or loss in earnings related to the ineffectiveness of its hedging instruments.

        As of December 31, 2001, the Company expects to reclassify $1.3 million of net losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to actual purchases of natural gas.

FAIR VALUE OF FINANCIAL INSTRUMENTS

        For certain of the Company's financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses, the stated values approximate fair value due to their short-term nature. Consequently, such financial instruments are not included in the following table that provides information about the stated values and estimated fair values of other financial instruments, both on and off the balance sheets:

	Notional Amount	Carrying Amount	2001 Fair Value	Notional Amount	Carrying Amount	2000 Fair Value
Long-term debt including current portion	$—	$539.0	$547.4	$—	$694.0	$691.0
Foreign currency options and forward contracts	102.5	3.4	3.4	92.0	0.4	0.4
Foreign currency swap contracts	22.9	5.2	5.2	38.9	7.7	7.7
Natural gas options and swap contracts	8.7	(2.6)	(2.6)	—	—	—

        The estimated fair value of long-term debt is based primarily on quoted market prices for the same or similar issues. The fair values of option, forward exchange and swap contracts are based on quoted market prices of comparable instruments.

Concentrations of Credit Risk

        The Company sells a broad range of products to a diverse group of customers operating throughout the world. These industries generally are not significantly affected by changes in economic or other factors. Credit limits, ongoing credit evaluation and account monitoring procedures are utilized to minimize the risk of loss. Collateral is generally not required. Counter-parties to the currency swap agreements are major financial institutions. Credit losses from counter-party nonperformance are not anticipated.

NOTE 18: COMMITMENTS AND CONTINGENCIES

        The Company has various purchase commitments for raw materials, supplies and plant and equipment incident to the ordinary conduct of business. None of the raw material and supply commitments represents an unconditional purchase obligation. In the aggregate, such commitments are not at prices in excess of current market. At December 31, 2001, the Company had committed approximately $61 million to complete capital projects.

        At December 31, 2001, the Company had guaranteed $19.1 million of debt of an unconsolidated affiliate.

        The Company has various operating leases primarily for the use of office space, computer equipment and services and marine service vessels. Future minimum lease payments under these noncancelable operating leases totaled $57.8 million at December 31, 2001, due as follows: 2002—$16.6 million; 2003—$9.2 million; 2004—$6.9 million; 2005—$6.0 million; 2006—$5.7 million; 2007 and thereafter $13.4 million.

        Rent expense for all operating leases amounted to $31.6 million, $27.5 million and $25.2 million for 2001, 2000 and 1999, respectively.

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

        Participation in the above programs does not provide the Company with immunity from civil liability, including restitution claims. To date, 10 federal purported class action lawsuits and five California purported class actions have been filed against the Company, each claiming treble damages. These suits claim, among other things, that the Company conspired with others in violation of antitrust laws regarding the pricing of bromine and brominated products. The federal lawsuits have been consolidated in the District Court for the Southern District of Indiana. The plaintiffs filed a motion to certify a class of purchasers of three particular brominated products, and the Company has opposed the motion. In September 2001, the district court preliminarily certified a litigation class, and the Company promptly filed an application with the U.S. Court of Appeals for the Seventh Circuit in Chicago, requesting an interlocutory review and reversal of the class certification. That appeal was denied and the class was certified. The Company will continue to defend that litigation. The California cases remain stayed pending resolution of the federal cases.

        On September 18, 2000, OSCA, the Company's Energy Services and Products subsidiary, was served with notice that a lawsuit was filed against it and other named defendants on September 1, 2000 in the District Court of Harris County, Texas. The action is brought by certain underwriting syndicates of Lloyd's of London who claim to be subrogated to the claim of their insureds, Newfield Exploration Company, Apache Oil Corporation, Continental Land & Fur and Fidelity Oil ("Plaintiffs"). The other defendants include High Pressure Integrity, Inc. and Chalmers, Collins & Alwell, Inc. On September 8, 2000, OSCA filed a lawsuit against the Plaintiffs and the other defendants in the United States District Court, Western District of Louisiana, Lafayette-Opelousas Division. Other actions have also been filed in connection with the same circumstances. All actions have now been consolidated into one proceeding in the United States District Court, Southern District of Texas.

        The lawsuits relate to a blowout of a well situated off the shore of Louisiana in the Gulf of Mexico for which OSCA and others were engaged to perform specific workover operations. In the Texas case, Plaintiffs seek damages, interest and other costs in the approximate amount of $21.4 million, alleging that OSCA and the other defendants breached their contracts to perform workover operations and were negligent in performing those operations. OSCA alleges negligence against the Plaintiffs and other defendants and seeks damages, interest, costs and general and equitable relief. OSCA has amended its complaint to include Cardinal Wireline Service, which was performing wireline operations aboard the platform immediately before the blowout. OSCA has also filed a third party demand against its underwriters and insurance broker in support of coverage of claims asserted against OSCA in the Newfield matter.

        OSCA has denied that it breached its contract or was negligent and intends to vigorously defend itself and to prosecute the merits of its claims. Mediation has been set in the combined lawsuits for March 5, 2002, and a trial date of March 14, 2002, has been set. On February 22, 2002, the court issued preliminary rulings in the case, one of which was partial summary judgment in favor of Newfield and against OSCA on the issue of breach of contract and another ruling was a dismissal of OSCA's claims against Cardinal Wireline Service. The court specifically stated, and OSCA believes, that this ruling is not dispositive as to whether OSCA's actions caused the blowout and therefore is liable for damages to Newfield. Management is unable to predict whether the outcome of this legal action will have a material adverse effect on the results of operations in any particular period. However, management does not believe that the outcome will have a material adverse effect on the Company's consolidated financial position or liquidity (see Note 19).

        West Lafayette Corporation, a wholly owned subsidiary of the Company, is a defendant in a judicial proceeding filed on August 30, 2000, by the State of Illinois in the Circuit Court of Illinois. The State is seeking penalties based on alleged failure to maintain air emission permits required by the State of Illinois and federal law. The Company is currently investigating the issue and has neither agreed to nor denied the allegations. However, Company's management believes that the liability, if any, associated with such allegations will not have a material adverse effect on the Company.

        In April 1999, the Company reached agreement with the National Labor Relations Board to settle a 1986 lawsuit alleging unfair labor practices at the Company's Newport, Tennessee, facility following its acquisition of the site from Syntex Corporation. The $9 million settlement covers back pay and interest for certain former Syntex employees. The settlement amount is consistent with previously established reserves.

        Litigation accruals of approximately $13.3 million and $3.3 million have been reflected in the Company's consolidated balance sheet as of December 31, 2001 and 2000, respectively.

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

        The Company provides reserves for environmental liabilities that management considers probable for which a reasonable estimate of the liability can be made. Accordingly, the Company's reserves for environmental liabilities, including reserves associated with restructuring charges, were approximately $59.1 million and $17.4 million at December 31, 2001 and 2000, respectively. While it is difficult to predict or determine the outcome of actions brought against the Company or the ultimate cost of environmental matters, management believes that the ultimate cost, if any, in excess of the amounts already provided is not likely to have a material adverse effect on its consolidated financial position, consolidated results of operations or liquidity.

NOTE 19: SUBSEQUENT EVENT

        On February 20, 2002, the Company announced that OSCA entered into a definitive merger agreement with BJ Services Company. Under the terms of the agreement, BJ Services will acquire all of the outstanding shares of OSCA, including the Company's 53.2% holding, for $28.00 per share in cash.

        The Company expects this transaction to close during the second quarter of 2002, subject to regulatory and other customary approvals. This transaction is expected to provide the Company with net proceeds of approximately $200 million in cash, all or a part of which will be used to reduce the Company's debt position.

        The Company and BJ Services also entered into an indemnification agreement at the time of signing the merger agreement. Pursuant to this agreement, the Company has agreed to pay BJ Services a certain percentage of all amounts of uninsured cash damages, if any, in excess of a certain amount paid by OSCA resulting from a settlement or final determination of certain pending litigation against OSCA (see Note 18).

        There can be no assurances that the merger will be consummated in accordance with the terms of the merger agreement, if at all.

NOTE 20: QUARTERLY FINANCIAL DATA (UNAUDITED)

        A summary of the quarterly results of operations for the years ended December 31, 2001 and 2000 follows:

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
2001
	March 31	June 30	September 30	December 31
	(Millions, Except Per Share Data)
Net sales	$410.3	$461.4	$380.5	$342.5
Operating expenses
Cost of products sold	308.1	380.1	348.8	301.8
Selling, general and administrative expenses	64.6	70.1	66.5	64.9
Special charges	—	184.0	78.3	4.8

Operating income (loss)	37.6	(172.8)	(113.1)	(29.0)
Gain on sale of subsidiary stock	4.2	5.2	—	—
Interest income (expense)—net	(9.0)	(9.1)	(7.8)	(8.2)
Other income (expense)—net	(3.6)	(30.6)	(12.8)	(7.9)

Income (loss) before income taxes(1)	29.2	(207.3)	(133.7)	(45.1)
Income taxes (credit)(2)	9.0	(53.6)	(27.1)	4.3

Net income (loss)	$20.2	$(153.7)	$(106.6)	$(49.4)
Earnings (loss) per share:
Basic	$0.40	$(3.06)	$(2.12)	$(0.98)
Diluted	$0.40	$(3.06)	$(2.12)	$(0.98)
	Three Months Ended
2000
	March 31	June 30	September 30	December 31
	(Millions, Except Per Share Data)
Net sales	$404.5	$442.6	$418.2	$405.2
Operating expenses
Cost of products sold	293.2	310.9	308.4	298.3
Selling, general and administrative expenses	64.2	66.1	60.6	65.2
Special charges	—	66.4	—	(3.0)

Operating income (loss)	47.1	(0.8)	49.2	44.7
Gain on sale of subsidiary stock	—	51.9	8.5	—
Interest income (expense)—net	(8.9)	(7.4)	(9.5)	(6.7)
Other income (expense)—net	2.9	4.3	(3.5)	(6.9)

Income before income taxes	41.1	48.0	44.7	31.1
Income taxes	12.7	7.8	10.2	7.2

Net income	$28.4	$40.2	$34.5	$23.9
Earnings per share:
Basic	$0.52	$0.75	$0.67	$0.48
Diluted	$0.52	$0.75	$0.67	$0.48

(1)
Income (loss) before income taxes for 2001 reflects fourth quarter adjustments of $(21.2) million as follows: an inventory write-down of $9.5 million, an $8.0 million adjustment to reflect the cumulative pension liability for U.K. pensions and a $3.7 million loss from a fair value adjustment on an intercompany loan of a foreign subsidiary.

(2)
Income taxes (credit) for 2001 reflects a fourth quarter adjustment of $14.7 million for additional income tax expense related to the change in strategy regarding the disposition of OSCA (see Note 19).

MANAGEMENT'S STATEMENT OF RESPONSIBILITY FOR FINANCIAL STATEMENTS

        The management of Great Lakes Chemical Corporation is responsible for the preparation and presentation of the accompanying consolidated financial statements and all other information in this Annual Report. The financial statements are prepared in accordance with accounting principles generally accepted in the United States and include amounts that are based on management's informed judgments and estimates.

        The Company maintains accounting systems and internal accounting controls that management believes provide reasonable assurance that the Company's financial reporting is reliable, that assets are safeguarded and that transactions are executed in accordance with proper authorization. This internal control structure is supported by the selection and training of qualified personnel and an organizational structure that permits the delegation of authority and responsibility. The systems are monitored worldwide by an internal audit function that reports its findings to management.

        The Company's consolidated financial statements have been audited by Ernst & Young LLP, independent auditors, in accordance with auditing standards generally accepted in the United States. These standards provide for the review of internal accounting control systems to plan the audit and determine auditing procedures and tests of transactions to the extent they deem appropriate.

        The Audit Committee of the Board of Directors, which consists solely of nonemployee directors, is responsible for overseeing the functioning of the accounting systems and related internal controls and the preparation of the Company's consolidated financial statements. The Audit Committee periodically meets with management and the independent auditors to review and evaluate their accounting, auditing and financial reporting activities and responsibilities. The independent auditors and internal auditors have full and free access to the Audit Committee without management's presence to discuss internal accounting controls, results of their audits and financial reporting matters.

/s/ MARK P. BULRISS
Mark P. Bulriss
Chairman, President and CEO

/s/ JOHN J. GALLAGHER III
John J. Gallagher III
Senior Vice President and Chief Financial Officer

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

        We have audited the accompanying consolidated balance sheets of Great Lakes Chemical Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great Lakes Chemical Corporation and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
Indianapolis, Indiana
February 27, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding directors of the Company is contained under the headings "Proposal One: Election of Directors" in the Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 2, 2002, which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934. This information is incorporated herein by reference. The executive officers of the Company are as follows:

Name and Age	Office
Mark P. Bulriss, 50 Officer since 1998	Chairman, President and CEO. Mr. Bulriss was named president and chief executive officer of the Company on April 1, 1998, and became chairman on May 4, 2000. He also serves as chairman of OSCA, Inc. Prior to joining Great Lakes, Mr. Bulriss served as president of AlliedSignal Polymers, a $2.1 billion business unit of AlliedSignal Inc. that manufactures polymers and markets nylon, technical fibers, plastics, film and chemical intermediates. Before being named president of its polymers unit, Mr. Bulriss served as president of AlliedSignal Inc.'s electronic materials business. His 24-year career in chemicals and plastics also includes 16 years with GE Plastics, a division of the General Electric Corporation. Mr. Bulriss currently serves as a director of the American Chemistry Council. Mr. Bulriss received a B.S. degree in Chemical Engineering from Clarkson University.
Larry J. Bloom, 53 Officer since 2000
Executive Vice President and President of Water Treatment. Mr. Bloom assumed the position of Executive Vice President of the Company in 2000. Mr. Bloom joined Great Lakes in 1990 as a result of the acquisition by Great Lakes of BioLab, Inc., where he has served as President since 1987. From 1970 to 1987, he held various sales, marketing and technical positions with BioLab, Inc. Mr. Bloom is a graduate of Georgia Institute of Technology, receiving a B.S. degree in Chemical Engineering.

Angelo C. Brisimitzakis, 43 Officer since 2000
Executive Vice President, Flame Retardants and Brominated Performance Chemicals. Dr. Brisimitzakis joined the Company in 1998 as Vice President, Global Supply Chain, following 14 years at General Electric Corporation, where he held leadership positions in sales, technology, business development, supply chain, and business management functions. He was named an officer in 2000, was named Vice President for Flame Retardants in 2001 and to his current role in 2002. Dr. Brisimitzakis earned a Ph.D. in Chemistry from New York University and an M.B.A. in Marketing from NYU/Pace University.

Richard T. Higgons, 59 Officer since 2001
Executive Vice President, Performance Chemicals and Business Development. Mr. Higgons joined the Company in 2001. Prior to joining Great Lakes, Mr. Higgons was staff vice president for corporate development with Mallinckrodt, Inc., a position he held for five years. From 1991 to 1995, he was vice president for business development for Mallinckrodt's chemical business. From 1988 to 1991, Mr. Higgons held several senior management positions in finance, business development and strategic planning for Imcera Group, Inc. Mr. Higgons holds a B.S. degree in Accounting from Indiana Northern University.
Henri Steinmetz, 45 Officer since 2000
Executive Vice President, Polymer Stabilizers. Mr. Steinmetz joined the Company in October 1998. In addition to his current role, Mr. Steinmetz is Director of Asia Stabilizers, a joint venture between Great Lakes and Miwon Commercial Co. Ltd., and Chairman of Gulf Stabilizers Industries, a joint venture between Great Lakes and the Al Zamil Group. Prior to his current role, Mr. Steinmetz was Vice President of Commercial Operations for Polymer Additives with responsibilities for the Americas, Europe, the Middle East and Africa. Prior to joining Great Lakes, Mr. Steinmetz was the director of business development for MaHanna Europe. He spent the majority of his career with General Electric in positions of increasing responsibility in the plastics, silicones and corporate divisions within the U.S. and Europe. Mr. Steinmetz holds a Master in metallurgy from the Technical University of Clausthal Zellerfeld (D) and an M.B.A. from Insead of Fontainebleau (F).
John B. Blatz, 50 Officer since 2001
Senior Vice President, Environmental, Health and Safety. Mr. Blatz joined Great Lakes in June 2001. Mr. Blatz had been at Dexter Corporation for 10 years, where his last position was vice president, environmental & process management. Prior to that, he spent two years with Goldman Financial Group, Inc., as managing director and general counsel, where he was responsible for a number of acquisitions and divestitures. From 1980 to 1988 he held numerous positions of increasing responsibility at Emhart Corporation, now a part of Black & Decker, culminating in his being named director of environmental planning and compliance. He was associate counsel with Scott Paper Company from 1978 to 1980, and in private practice with the firm of O'Connor & Hannan before that. Mr. Blatz earned a J.D. from the University of Minnesota Law School in 1976, and a B.A. from Dartmouth College in 1973.
Bruce G. Davis, 53 Officer since 2001
Senior Vice President, Global Supply Chain. Mr. Davis joined the Company in April 2001 after serving as vice president, materials for IMC Global, Inc. His career includes service as the senior supply chain executive and as a corporate officer of Witco Corporation from 1995 to 2000 and the Standard Products Company from 1993 to 1995. Mr. Davis spent 10 years in a series of leadership roles in materials, operations and supply chain with General Electric. A summa cum laude graduate of Old Dominion University, Mr. Davis holds a B.S. in Operations Research and Quantitative Methods.

John J. Gallagher III, 38 Officer since 2001
Senior Vice President and Chief Financial Officer. Mr. Gallagher joined the Company in May 2001. Prior to joining Great Lakes, he was vice president and chief financial officer at UOP LLC, a $1.1 billion global joint venture of the Dow Chemical Company and Honeywell International, a position he held since 1999. Previous to UOP, Mr. Gallagher served in a number of positions of increasing responsibility at AlliedSignal, Inc. where he last held the position of vice president finance and business development, Bendix Commercial Vehicle Systems. Prior to that, he had responsibilities for all of AlliedSignal as Director, Business Analysis and Planning, and previously Director, Finance and Mergers and Acquisitions. Mr. Gallagher also spent nine years at Price Waterhouse LLP as a management consultant on numerous M&A transactions, both in the U.S. and around the world. Mr. Gallagher is a CPA and holds a B.S. in Accounting from the University of Delaware.
Richard J. Kinsley, 44 Officer since 1999	Senior Vice President, Human Resources & Communications. Mr. Kinsley joined the Company in April 1999 from AlliedSignal where he was vice president, human resources for the electronic materials division. Prior to his four years with AlliedSignal, Mr. Kinsley spent 10 years with The Pfaudler Companies where he held senior management positions in sales and marketing, business development and human resources. Mr. Kinsley holds dual degrees in Economics and Business Administration from LeMoyne College and an M.B.A. from the University of Rochester.
Jeffrey M. Lipshaw, 47 Officer since 1999	Senior Vice President, General Counsel & Secretary. Mr. Lipshaw joined the Company in October 1999 from Dykema Gossett PLLC, a Detroit-based law firm, where he was Of Counsel from February 1998, and previously an associate and partner in the firm from 1979 until 1992. From 1993 through 1997, Mr. Lipshaw was vice president & general counsel of AlliedSignal Automotive in Southfield, Michigan. Mr. Lipshaw holds an A.B. from the University of Michigan and a J.D. from Stanford University.
Zoe Schumaker, 41 Officer since 2001	Senior Vice President and Chief Information Officer. Ms. Schumaker joined the Company in February 2001 after serving as vice president, information technology at Ingersoll-Rand Company's IR Security and Safety sector. From 1991 to 1999, Ms. Schumaker worked at Blount International, Inc., a diversified international manufacturer of outdoor products, industrial and power equipment and sporting equipment. She was vice president, information systems, prior to joining IR Security and Safety. From 1991 to 1997, Ms. Schumaker held several positions at Blount's Outdoor Products Group including director of information systems, manager of division information systems and manager of systems development. Prior to that, Ms. Schumaker held positions in consulting and systems development. Ms. Schumaker earned a B.A. in Psychology from University of California at Berkeley and an M.B.A. from University of Oregon in 1995.

ITEM 11. EXECUTIVE COMPENSATION

        This information is set forth under the heading "Executive Compensation and Other Information" in the Company's Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 2, 2002, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        This information is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 2, 2002, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)(1) Financial Statements

        The following consolidated financial statements of Great Lakes Chemical Corporation and Subsidiaries and related notes thereto, together with the report thereon of Ernst & Young LLP dated February 27, 2002, included herein:

        Consolidated Statements of Operations—Years ended December 31, 2001, 2000 and 1999

        Consolidated Balance Sheets—December 31, 2001 and 2000

        Consolidated Statements of Cash Flows—Years ended December 31, 2001, 2000 and 1999

        Consolidated Statements of Stockholders' Equity—Years ended December 31, 2001, 2000 and 1999

        Notes to Consolidated Financial Statements—December 31, 2001

  (a)
  (2) Financial Statement Schedules

        The following Consolidated Financial Statement Schedule of Great Lakes Chemical Corporation and subsidiaries is filed as part of Item 14(d) of this report and should be read in conjunction with the Consolidated Financial Statements.

        Schedule II—Valuation and Qualifying Accounts

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

        (a)(3) Exhibits:

Exhibit No.		Description
(3	)(i)	Restated Certificate of Incorporation (incorporated by reference to Exhibit (3)(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)
(3	)(ii)	By-Laws, as amended through January 21, 2000 (incorporated by reference to Exhibit (3)(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)
(4	)(i)
Rights Agreement dated as of February 15, 1999, between the Company and Harris Trust Company of New York as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed March 23, 1999)
(4	)(ii)
Indenture dated as of July 16, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to the Company's Registration Statement on Form S-3 No. 333-78515)
(10	)(i)	Supplemental Retirement Plan, as amended (incorporated by reference to Exhibit (10)(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)
(10	)(ii)(a)
Deferred Compensation Plan, as amended and restated effective January 1, 1997 (incorporated by reference to Exhibit (10)(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

(10	)(ii)(b)	Amendment to Deferred Compensation Plan, dated November 20, 1997 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)
(10	)(iii)(a)	Supplemental Savings Plan effective January 1, 1995 as amended (incorporated by reference to Exhibit (10)(iii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)
(10	)(iii)(b)	Amendment to Supplemental Savings Plan effective January 1, 2000 (incorporated by reference to Exhibit (10)(iii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)
(10	)(iv)	Standard Form of Severance Agreements (incorporated by reference to Exhibit (10)(iv) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)
(10	)(v)(a)	Nonemployee Directors' Deferred and Long-Term Compensation Plan (incorporated by reference to Exhibit (10)(vi) the Company's Annual Report on Form 10-K for the year ended December 31, 1997)
(10	)(v)(b)
Amendment No. 1 to Nonemployee Directors' Deferred and Long-Term Compensation Plan, effective May 6, 1998 (incorporated by reference to Exhibit (10)(v) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)
(10	)(vi)	Split-Dollar Life Insurance (incorporated by reference to Exhibit (10)(vii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)
(10	)(vii)	Standard Form of Change in Control Agreement (incorporated by reference to Exhibit (10)(viii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)
(10	)(viii)	Directors Retirement Plan, effective January 1, 1993 (incorporated by reference to Exhibit (10)(ix) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)
(10	)(ix)(a)	1998 Stock Compensation Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed August 17, 1998)
(10	)(ix)(b)
Amendment to 1998 Employee Stock Compensation Plan dated February 15, 1999 (incorporated by reference to Exhibit (10)(ix) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)
(10	)(x)	1993 Employee Stock Compensation Plan as amended on November 21, 1997 (incorporated by reference to Exhibit (10)(x) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)
(10	)(xi)	1984 Employee Stock Option Plan as amended February 10, 1997 (incorporated by reference to Exhibit (10)(xi) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)
(10	)(xii)	Employment Agreement with Mark P. Bulriss effective April 1, 1998 (incorporated by reference to Exhibit (10)(b) to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998)
(10	)(xiii)
Stock Option and Restricted Stock Agreements with Mark P. Bulriss effective April 1, 1998 (incorporated by reference Exhibit (10)(a) to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998)

(10	)(xiv)(a)	Supplemental Executive Long-Term Disability Benefit Plan effective January 1, 1995
(10	)(xiv)(b)	Amendment to Supplemental Executive Long-Term Disability Benefit Plan dated April 3, 1998
(21)		Subsidiaries
(23)		Consent of Independent Auditors
  (b)
  Reports on Form 8-K

        No Reports on Form 8-K were filed during the quarter ended December 31, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT LAKES CHEMICAL CORPORATION (REGISTRANT)
Date March 15, 2002	By:	/s/ MARK P. BULRISS Mark P. Bulriss, Chairman, President and CEO

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date March 15, 2002	/s/ JOHN J. GALLAGHER III John J. Gallagher III, Senior Vice President and Chief Financial Officer (Principal Accounting Officer)
Date March 15, 2002	/s/ NIGEL D. T. ANDREWS Nigel D. T. Andrews, Director
Date March 15, 2002	/s/ JAMES W. CROWNOVER James W. Crownover, Director
Date March 15, 2002	/s/ THOMAS M. FULTON Thomas M. Fulton, Director
Date March 15, 2002	/s/ MARTIN M. HALE Martin M. Hale, Director
Date March 15, 2002	/s/ LOUIS E. LATAIF Louis E. Lataif, Director
Date March 15, 2002	/s/ JOHN C. LECHLEITER John C. Lechleiter, Director
Date March 15, 2002	/s/ MACK G. NICHOLS Mack G. Nichols, Director
Date March 15, 2002	/s/ JAY D. PROOPS Jay D. Proops, Director

SCHEDULE II

GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
THREE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
2001:
Reserve deducted from asset:
Allowance for doubtful accounts receivable	$4,811,000	$1,942,000	$—	$364,000	(A)	$6,389,000

Accumulated amortization of goodwill	$30,951,000	$9,442,000	$—	$9,307,000	(B)	$31,086,000
2000:
Reserve deducted from asset:
Allowance for doubtful accounts receivable	$4,730,000	$226,000	$—	$145,000	(A)	$4,811,000
Accumulated amortization of goodwill	$22,468,000	$8,828,000	$—	$345,000	(C)	$30,951,000
1999:
Reserve deducted from asset:
Allowance for doubtful accounts receivable	$4,134,000	$744,000	$1,243,000	$1,391,000	(A)	$4,730,000
Accumulated amortization of goodwill	$16,804,000	$6,845,000	$—	$1,181,000	(C)	$22,468,000

(A)
Uncollectible accounts receivable written off, net of recoveries and foreign currency translation.

(B)
Asset impairments related to repositioning activities net of balance sheet reclassifications and foreign currency translation.

(C)
Foreign currency translation.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
  ITEM 1. BUSINESS
WATER TREATMENT
ENERGY SERVICES AND PRODUCTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In Millions, Except as Indicated)
  NOTE 7: PLANT AND EQUIPMENT
  NOTE 8: DEBT
  NOTE 9: INCOME TAXES
  NOTE 10: STOCKHOLDERS' EQUITY
  NOTE 11: EARNINGS PER SHARE
  NOTE 12: STOCK COMPENSATION PLANS
  NOTE 13: RETIREMENT PLANS
  NOTE 14: RESEARCH AND DEVELOPMENT EXPENSES
  NOTE 15: SEGMENT INFORMATION
  NOTE 16: INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES
  NOTE 17: FINANCIAL INSTRUMENTS
  NOTE 18: COMMITMENTS AND CONTINGENCIES
  NOTE 19: SUBSEQUENT EVENT
  NOTE 20: QUARTERLY FINANCIAL DATA (UNAUDITED)
MANAGEMENT'S STATEMENT OF RESPONSIBILITY FOR FINANCIAL STATEMENTS
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS THREE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999