Form 10-Q
period 2002-03-31
GREAT LAKES CHEMICAL CORP
filed 2002-05-10
CIK 43362

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 1-6450

GREAT LAKES CHEMICAL CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	95-1765035 (IRS Employer Identification No.)
500 East 96th Street, Suite 500 Indianapolis, IN (Address of principal executive offices)	46240 (Zip Code)

Registrant's telephone number, including area code (317) 715-3000

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of April 30, 2002, the Registrant had only one class of common stock, $1.00 par value, of which 50,186,685 shares were outstanding.

GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
INDEX TO MARCH 31, 2002 FOR 10-Q

PART I.	Financial Information
	ITEM 1.	Financial Statements (Unaudited)
		— Consolidated Balance Sheets	3
		— Consolidated Statements of Operations	4
		— Consolidated Statements of Cash Flow	5
		— Notes to Consolidated Financial Statements	6
	ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations and Other Matters	13
	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	18
PART II.	Other Information
	ITEM 1.	Legal Proceedings	18
	ITEM 6.	Exhibits and Reports on Form 8-K	19

PART I.—Financial Information

ITEM 1.

GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(millions)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$35.4	$63.1
Accounts and notes receivable, less allowances of $5.9 and $5.8, respectively	335.3	273.2
Inventories
Finished products	180.0	167.8
Raw materials	45.0	46.2
Supplies	33.8	32.7

Total inventories	258.8	246.7
Prepaid expenses	21.6	20.9
Deferred income taxes	86.2	16.0
Current assets held for sale from discontinued operations—OSCA	82.3	76.1

Total Current Assets	819.6	696.0

Plant and Equipment	1,384.9	1,374.0
Less allowances for depreciation, depletion and amortization	(733.6)	(718.0)

Net plant and equipment	651.3	656.0

Goodwill	132.0	133.3
Intangible Assets	28.8	29.5
Investments in and Advances to Unconsolidated Affiliates	27.4	27.1
Deferred Income Taxes	—	65.3
Other Assets	28.9	33.0
Non-Current Assets Held for Sale from Discontinued Operations—OSCA	67.1	63.5

	$1,755.1	$1,703.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$168.4	$159.8
Accrued expenses	149.7	162.4
Income taxes payable	82.6	84.3
Dividends payable	4.0	4.0
Notes payable and current portion of long-term debt	7.9	10.9
Current liabilities held for sale from discontinued operations—OSCA	49.5	45.9

Total Current Liabilities	462.1	467.3
Long-Term Debt, less Current Portion	553.9	500.8
Deferred Income Taxes	5.1	—
Other Noncurrent Liabilities	52.1	50.5
Non-Current Liabilities Held for Sale from Discontinued Operations—OSCA	43.0	29.5
Minority Interests
Continuing Operations	5.3	5.3
Discontinued Operations—OSCA	32.5	36.8
Stockholders' Equity
Common stock, $1 par value, authorized 200.0 shares, issued 73.0 shares	73.0	73.0
Additional paid-in capital	133.5	133.3
Retained earnings	1,568.7	1,574.2
Accumulated other comprehensive loss	(119.6)	(112.5)
Less treasury stock, at cost, 22.7 shares for 2002 and 2001	(1,054.5)	(1,054.5)

Total Stockholders' Equity	601.1	613.5

	$1,755.1	$1,703.7

See notes to consolidated financial statements

GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Net Sales	$315.3	$366.5
Operating Expenses
Cost of products sold	249.0	275.3
Selling, general and administrative expenses	51.8	59.3

Total Operating Expenses	300.8	334.6
Operating Income	14.5	31.9
Interest Income (Expense)—net	(8.5)	(8.6)
Other Income (Expense)—net	(0.7)	(1.5)

Income before Income Taxes	5.3	21.8
Income Taxes	1.7	5.5

Net Income from Continuing Operations	$3.6	$16.3

Discontinued Operations—OSCA:
Income (Loss) from Discontinued Operations—OSCA	$(14.4)	$8.6
Minority Interest—OSCA	4.4	(1.2)
Income Tax (Benefit)—OSCA	(4.9)	3.5

Net Income (Loss) from Discontinued Operations	(5.1)	3.9

Net Income (Loss)	$(1.5)	$20.2

Earnings per Share—Basic:
Continuing Operations	$0.07	$0.32
Discontinued Operations	(0.10)	0.08

	$(0.03)	$0.40

Earnings per Share—Diluted:
Continuing Operations	$0.07	$0.32
Discontinued Operations	(0.10)	0.08

	$(0.03)	$0.40

Cash Dividends Declared per Share	$0.08	$0.08

See notes to consolidated financial statements

GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(millions)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
OPERATING ACTIVITIES
Net income from continuing operations	$3.6	$16.3
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and depletion	19.8	21.1
Amortization of intangibles	1.2	3.0
Deferred income taxes	4.0	(0.1)
Net unremitted earnings of affiliates	(0.5)	(1.8)
Other	2.0	(3.9)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(65.9)	(37.0)
Inventories	(13.3)	(27.6)
Other current assets	(1.5)	4.6
Accounts payable and accrued expenses	(1.0)	(14.7)
Income taxes and other current liabilities	(4.7)	7.0
Other noncurrent liabilities	1.2	0.3

Net Cash Used for Operating Activities—Continuing Operations	(55.1)	(32.8)
Net Income (Loss)—Discontinued Operations	(5.1)	3.9
Net Operating Activities—Discontinued Operations	6.0	4.3

Net Cash Provided by Operating Activities—Discontinued Operations	0.9	8.2

Net Cash Used for Operating Activities	$(54.2)	$(24.6)

INVESTING ACTIVITIES
Plant and equipment additions	$(18.1)	$(40.4)
Business combinations, net of cash acquired	—	(30.0)
Proceeds from sale of assets	—	0.5
Other	1.6	1.0

Net Cash Used for Investing Activities—Continuing Operations	(16.5)	(68.9)
Net Cash (Used for) Provided by Investing Activities—Discontinued Operations	(10.3)	2.1

Net Cash Used for Investing Activities	$(26.8)	$(66.8)

FINANCING ACTIVITIES
Net repayments on short-term credit lines	$(2.1)	$(3.9)
Net proceeds from (repayments on) commercial paper and long-term borrowings	53.1	(4.5)
Cash dividends paid	(4.0)	(4.0)
Other	(1.5)	0.8

Net Cash Provided by (Used for) Financing Activities—Continuing Operations	45.5	(11.6)
Net Cash Provided by (Used for) Financing Activities—Discontinued Operations	9.2	(3.6)

Net Cash Provided by (Used for) Financing Activities	$54.7	$(15.2)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1.4)	(5.7)

Decrease in Cash and Cash Equivalents	(27.7)	(112.3)
Change in Cash and Cash Equivalents—Discontinued Operations	—	(1.5)

Cash and Cash Equivalents at Beginning of Year	63.1	219.2

Cash and Cash Equivalents at End of Period	$35.4	$105.4

See notes to consolidated financial statements

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

        For further information, refer to the consolidated financial statements included in the Company's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2:    New Accounting Standards and Reclassifications

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of "Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business". As a result of the application of FAS 144 and the classification of the Energy Services and Products business unit, OSCA, as discontinued operations (see Note 6), the Company was required to restate its financial position, results of operations and cash flows for all periods presented.

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rule, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their estimated useful lives. The Company adopted FAS 142 effective January 1, 2002.

        With the adoption of FAS 142, the Company ceased amortization of goodwill as of January 1, 2002. The following table provides a reconciliation of previously reported net income and earnings per share to amounts adjusted to reflect the exclusion of goodwill amortization, net of related income taxes.

	Three Months Ended March 31,
	2002	2001
Net income—Continuing Operations:
Reported net income—continuing operations	$3.6	$16.3
Add: Goodwill amortization, net of related income taxes	—	1.7

Adjusted net income—continuing operations	$3.6	$18.0

Basic and Diluted Earnings Per Share:
Reported net income per share—continuing operations	$0.07	$0.32
Add: Goodwill amortization, net of related income taxes	—	0.03

Adjusted net income per share—continuing operations	$0.07	$0.35

        Prior to June 30, 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effects of these tests, if any, will be on the Company's consolidated financial position or results of operations.

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," effective for fiscal years beginning after December 15, 2001. Under the Statement, the pooling of interest method is no longer permitted for business combinations initiated after June 30, 2001. The Company adopted this new standard beginning January 1, 2002.

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," (FAS 143) which requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, which is adjusted to its present value each period. In addition, the companies must capitalise a corresponding amount by increasing the carrying amount of the related long-lived asset, which is depreciated over the useful life of the related asset. A gain or loss may be incurred upon settlement of the liability. FAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of adopting this statement.

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

NOTE 3:    Income Taxes

        A reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate is as follows:

	Three Months Ended March 31,
	2002	2001
U.S. federal income tax rate	35.0%	35.0%
Changes resulting from:
State income taxes	0.9	1.7
International operations	2.2	(1.3)
Other	(6.0)	(10.2)

Effective income tax rate	32.1%	25.2%

        The increase in the Company's effective tax rate from 2001 to 2002 is due to the change in profitability in continuing operations along with the reduction of certain permanent tax benefits.

NOTE 4:    Comprehensive Income (Loss)

        Comprehensive income (loss) for the three months ended March 31 is as follows:

	Three Months Ended March 31,
	2002	2001
Net income—continuing operations	$3.6	$16.3
Change in fair value of derivatives, net of tax	1.0	—
Currency translation adjustment	(7.7)	(23.2)

Comprehensive income (loss)	$(3.1)	$(6.9)

NOTE 5:    Earnings Per Share

        The computation of basic and diluted earnings per share is determined by dividing net income as reported as the numerator, by the number of shares included in the denominator as follows:

	Three Months Ended March 31,
	2002	2001
Denominator for basic earnings per share (weighted-average shares)	50.2	50.3
Effect of dilutive securities	—	0.1

Denominator for diluted earnings per share	50.2	50.4

NOTE 6:    Discontinued Operations

        On February 20, 2002, the Company announced that its Energy Services and Products business unit, OSCA, entered into a definitive merger agreement with BJ Services Company. Under the terms of the agreement, BJ Services will acquire all of the outstanding shares of OSCA, including the Company's 53.2% holding, for $28.00 per share in cash. This transaction is expected to provide the Company with net proceeds of approximately $200 million in cash, all or a part of which will be used to reduce the Company's debt position. As a result of the announcement, the Company has reflected OSCA as discontinued operations for all periods presented.

        The Company has delivered its written stockholder consent approving the transaction with BJ Services, which constitutes sufficient action by OSCA stockholders to approve the transaction.

        The transaction is subject to regulatory approvals and OSCA has received those approvals including those under the Hart-Scott-Rodino Antitrust Improvements Act. OSCA has filed an information statement describing the transaction with the Securities and Exchange Commission and mailed such statement to OSCA shareholders on May 2, 2002. OSCA anticipates the merger to close on or around May 31, 2002. There can be no assurance that the merger will be consummated in accordance with the terms of the merger agreement, if at all.

        The operating results from discontinued operations—OSCA presented in the accompanying consolidated statements of operations are as follows:

	Three Months Ended March 31,
	2002	2001
Net sales	$35.6	$43.8
Operating income (loss)	(13.6)	5.7
Pretax income (loss)	(10.0)	7.4
Income tax (benefit)	(4.9)	3.5

Income (loss) from discontinued operations, net of related income taxes	$(5.1)	$3.9

        The assets and liabilities held for sale from discontinued operations—OSCA presented in the accompanying consolidated balance sheets are comprised of:

	March 31, 2002	December 31, 2002
Current Assets:
Cash and cash equivalents	$8.5	$8.5
Accounts receivable, less allowance of $0.7 and $0.6, respectively	32.9	37.3
Inventories	28.4	28.3
Prepaid expenses and other current assets	12.5	2.0

Total current assets	$82.3	$76.1

Non-Current Assets:
Plant and equipment, net	$57.1	$55.5
Goodwill and other assets	10.0	8.0

Total non-current assets	$67.1	$63.5

Current Liabilities:
Accounts payable and accrued expenses	$49.4	$45.7
Current portion, long-term debt	0.1	0.2

Total current liabilities	$49.5	$45.9

Non-Current Liabilities:
Long-term debt, less current portion	$36.0	$27.0
Other non-current liabilities	7.0	2.5

Total non-current liabilities	$43.0	$29.5

Minority Interest	$32.5	$36.8

NOTE 7:    Segment Information

        The Company is organized into three global segments: Polymer Additives, Performance Chemicals, and Water Treatment. These segments are strategic business units that offer products and services that are intended to satisfy specific customer requirements. The units are organized and managed to deliver a distinct group of products, technology, and services.

        The Company evaluates business unit performance and allocates resources based on operating income, which represents net sales less cost of products sold and selling, general and administrative expenses. Each of the Company's segments uses bromine as a raw material in their production processes. Bromine is transferred at cost to all business segments. In addition, assets used in the production of bromine are allocated to each business unit based on the percentage of production consumed.

	Three Months Ended March 31,
	2002	2001
Net Sales by Segment to External Customers:
Polymer Additives	$138.2	$167.5
Performance Chemicals	61.4	87.8
Water Treatment	111.8	110.1

Total sales of reportable segments	311.4	365.4
Corporate and Other	3.9	1.1

	$315.3	$366.5

Segment Profit (Loss):
Polymer Additives	$1.0	$4.9
Performance Chemicals	7.1	21.9
Water Treatment	15.0	15.2

Total profits of reportable segments	23.1	42.0
Corporate and Other	(8.6)	(10.1)

Operating Income	14.5	31.9
Interest income (expense)—net	(8.5)	(8.6)
Other income (expense)—net	(0.7)	(1.5)

Income before income taxes	$5.3	$21.8

	March 31, 2002	December 31, 2001
Segment Assets:
Polymer Additives	$715.3	$711.4
Performance Chemicals	233.7	244.0
Water Treatment	471.9	393.4
Corporate and Other	184.8	215.3

	$1,605.7	$1,564.1

        The increase in Water Treatment assets results from the seasonal nature of recreational water treatment sales and the related impact on working capital.

NOTE 8:    Acquisitions

        On February 14, 2001 the Company finalized its acquisition of the Optical Monomers business from Akzo Nobel Polymer Chemicals LLC for approximately $30 million in cash, which was funded with available cash and borrowing capacity. The Optical Monomers business operates at a leased manufacturing site in Pasadena, TX and has sales and support networks throughout the United States, Europe and Asia. This acquisition was accounted for using the purchase method of accounting with its results of operations included since the date of acquisition. Goodwill resulting from the acquisition amounted to approximately $11.5 million.

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

        The Company has been cooperating with the United States Department of Justice (DOJ) and the European Commission since the spring of 1998 in their respective investigations of the bromine and brominated products industry. Both investigations were initiated after the Company self-reported to those agencies certain business practices that raised questions under anti-trust laws. As a result of the Company's cooperation, the Company and its current directors and employees have been accepted into the DOJ's amnesty program. As a result, the Company will be exempt from United States federal criminal prosecution and fines relating to the practices in question if the Company complies with certain conditions, including its full cooperation with the DOJ's investigation and policy regarding reasonable remedial efforts. Concurrently, the Company is seeking favorable treatment under a program in the European Union that also rewards self-reporting and cooperation.

        The Company believes it has fully complied with all applicable conditions to date and has continued to cooperate with the DOJ in connection with certain follow-up matters arising out of the investigation, all of which are covered by the Company's acceptance into the amnesty program. The Company intends to continue full compliance with the DOJ and European Union programs.

        Participation in the above programs does not provide the Company with immunity from civil liability, including restitution claims. To date, 10 federal purported class action lawsuits and five California purported class action lawsuits have been filed against the Company, each claiming treble damages. These suits claim, among other things, that the Company conspired with others in violation of the antitrust laws regarding the pricing of bromine and brominated products. The federal lawsuits have been consolidated in the District Court for the Southern District of Indiana. The plaintiffs filed a motion to certify a class of purchasers of three particular brominated products, and the Company opposed the motion. In September 2001, the district court preliminarily certified a litigation class, and the Company promptly filed an application with the U.S. Court of Appeals for the Seventh Circuit in Chicago, requesting an interlocutory review and reversal of the class certification. That appeal was denied and the class was certified. The Company will continue to defend that litigation. The California cases remain stayed pending resolution of the federal cases.

        Currently, OSCA is a party to certain pending litigation regarding a blowout of a well in the Gulf of Mexico operated by Newfield Exploration Company. In the lawsuit, the plaintiffs claimed that OSCA and the other defendants breached their contracts to perform work over operations on the well and were negligent in performing those operations. On April 4, 2002, a jury reached a verdict on those claims, finding OSCA and the other defendants responsible for those claims and finding OSCA's share of the damages to be approximately $13.3 million. A charge of $13.5 million has been recorded in the first quarter of 2002 by OSCA, which includes the $13.3 million of damages as well as $0.2 million of legal fees. The liability for the verdict is included in the current liabilities of discontinued operations-OSCA as presented in Note 6. In connection with the lawsuit, OSCA asserted claims against its insurers and insurance brokers in support of insurance coverage for this incident. A related trial on these insurance coverage claims is scheduled to begin on May 20, 2002. The court has not yet entered a final judgment on the liability claims and OSCA does not expect final judgment to be entered until completion of the related insurance trial. Pursuant to an indemnification agreement between Great Lakes and BJ Services, Great Lakes has agreed to pay BJ Services subject to completion of the merger, as described in Note 6, a certain percentage of any uninsured cash damages in excess of a certain amount paid by OSCA upon any settlement or final determination of this pending litigation.

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

        The Company provides reserves for environmental liabilities that management considers probable for which a reasonable estimate of the liability can be made. Accordingly, the Company's reserves for environmental liabilities, including reserves associated with restructuring charges, were approximately $55.2 million and $59.1 million at March 31, 2002 and December 31, 2001, respectively. While it is not possible to predict or determine the outcome of actions brought against the Company or the ultimate cost of environmental matters, the Company believes that the unreserved costs associated with all such matters will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations and Other Matters

        This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and Management's Discussion and Analysis contained in the 2001 Annual Report on Form 10-K and the unaudited interim consolidated financial statements included elsewhere in this report. All references to earnings per share contained in this report are diluted earnings per share unless otherwise noted.

        The following table sets forth the percentage relationship to net sales of certain income statement items for the Company's continuing operations:

	Three Months Ended March 31,
	2002	2001
Net Sales	100.0%	100.0%
Gross Profit	21.0	24.9
Selling, General and Administrative Expenses	16.4	16.2

Operating Income	4.6	8.7
Interest Income (Expense)—net	(2.7)	(2.3)
Other Income (Expense)—net	(0.2)	(0.4)

Income before Income Taxes	1.7	6.0
Income Taxes	0.5	1.5

Net Income	1.2%	4.5%

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

        Net sales decreased to $315.3 million from $366.5 million in the prior year primarily due to slowing end markets and lower selling prices in the Polymer Additives and Performance Chemicals business units. Sales volumes decreased 12% in the quarter, pricing was down 3%, and acquisitions added 1%. In addition, first quarter 2001 net sales benefited by $7.9 million from a customer's decision to prematurely terminate a take or pay supply contract.

        Gross profit margins decreased to 21.0% from 24.9% in the prior year. The gross margin decrease reflects the volume and selling price declines combined with a reduction from the prior year of $7.9 million in the amount of gross profit recognized from a customer's decision to prematurely terminate a take or pay supply contract.

        Selling, general and administrative expenses decreased $7.5 million to $51.8 million, however, as a percent of net sales remained consistent with prior year. The decrease reflects the expected benefits of repositioning efforts undertaken in the second half of 2001 as well as lower information technology and legal spending.

        Operating income decreased $17.4 million to $14.5 million from $31.9 million in the prior year. The decrease in operating income reflects the above mentioned volume and selling price declines which were offset in part by a $7.5 million decrease in selling, general and administrative expenses.

        Interest Income (expense)—net remained in line with the prior year. Lower interest income resulting from lower average cash balances was substantially offset by reduced debt levels and lower average interest rates.

        Other income (expense)—net decreased $0.8 million from a net other expense of $(1.5) million in the prior year to a net other expense of $(0.7) million. As of January 1, 2002, the Company has ceased amortization of goodwill in accordance with the adoption of FAS 142 (See Note 2 to the Consolidated Financial Statements). Excluding the $2.4 million (pre-tax) of amortization expense recognized in the first quarter of 2001, other income (expense)—net decreased $1.6 million from net other income of $0.9 million in 2001 to $(0.7) million net other expense in 2002. The net other income in 2001 benefited from higher earnings from affiliates in the prior year.

        Income taxes were 32.1% and 25.2% of income before taxes for the first quarter of 2002 and 2001. Income tax expense decreased $3.8 million to $1.7 million due to lower levels of pre-tax income and the reduction in certain permanent tax benefits.

        Net income from continuing operations was $3.6 million or $0.07 per share in 2002, as compared to $16.3 million or $0.32 per share in 2001.

Segment Information

        Set forth below is a discussion of the operations of the Company's business segments: Polymer Additives, Performance Chemicals, and Water Treatment. Operating income, which is the income measure the Company uses to evaluate business segment performance, represents net sales less costs of products sold and selling, general and administrative expenses. Each of the Company's segments uses bromine as a raw material in their production process. Bromine is transferred at cost to all business. In addition, assets used in the production of bromine are allocated to each business unit based on the percentage of production consumed.

Polymer Additives

        The Polymer Additives segment produces bromine-, phosphorus- and antimony-based flame retardants; antioxidants; UV absorbers; light stabilizers; optical monomers and patented No Dust Blends (NDBTM). The segment serves suppliers in a wide variety of industries, including electrical and electronic, construction, automotive and furnishings. Results for the first quarter are as follows:

	2002	2001
Net Sales	$138.2	$167.5
Operating Income	$1.0	$4.9

        Net sales decreased $29.3 million or 17.5% compared to the prior year. A weakening in demand in several key end markets affected both volumes and price in this business unit. This decrease was partially offset by the acquisition of the optical monomer business on February 14, 2001.

        Operating income decreased $3.9 million to $1.0 million compared to prior year. Lower raw material costs and productivity gains were more than offset by the declines in sales volumes and lower selling prices.

Performance Chemicals

        The Performance Chemicals segment produces chemicals to exact specifications or to meet specific applications requirements. The product offering is characterized by technology-based product solutions that benefit specific customers. The businesses included in the segment are: agricultural products; brominated intermediates; fluorine chemicals for use in fire suppression systems, refrigerants and medical and pharmaceutical products; fine chemicals for pharmaceuticals and life sciences companies; and toxicological testing services for pharmaceutical, chemical and biotechnology customers. Results for the first quarter are as follows:

	2002	2001
Net Sales	$61.4	$87.8
Operating Income	$7.1	$21.9

        Net sales decreased $26.4 million or 30.1% in the first quarter. This decrease reflects the slowing in information technology infrastructure and telecommunications spending which impacts sales volumes in the Fluorine business and sharply lower sales in the Fine Chemicals business. In addition, first quarter 2001 net sales benefited by $7.9 million from a customer's decision to prematurely terminate a take or pay supply contract in the Fine Chemicals business.

        Operating income decreased $14.8 million or 67.6% compared to prior year. This decrease in operating income reflects the decline in sales volumes and lower selling prices combined with the impact of unabsorbed manufacturing costs during the quarter. Operating income in 2001 includes the benefit associated with termination of the take or pay supply contract noted above.

Water Treatment

        The Water Treatment segment is a producer of water treatment chemicals for the recreational and commercial swimming pool and spa water treatment industry. These products are sold to pool and spa dealers, distributors and mass market retailers. The Water Treatment segment also produces specialty biocides, antiscalants, corrosion inhibitors and other products for use in cooling tower water treatment; wastewater treatment; pulp and paper processing; and desalination products. Results for the first quarter are as follows:

	2002	2001
Net Sales	$111.8	$110.1
Operating Income	$15.0	$15.2

        Water Treatment net sales increased 1.5% to $111.8 million from $110.1 million in the prior year. Sales volumes increased by 2.5% but were offset by a 1% decrease in pricing.

        Operating income of $15.0 million was consistent with the operating income of $15.2 million in 2001. While higher sales volumes were offset by lower sales prices, lower raw material costs were offset by higher selling costs necessary to drive future growth in the mass market channel.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents at March 31, 2002 were $35.4 million, which is a decrease of $27.7 million from year-end and a decrease of $70.0 million from the previous year quarter.

        Cash used for operating activities—continuing operations was $55.1 million in the current quarter compared to $32.8 million in the prior year quarter. Current quarter operating activities reflect a significantly lower net income when compared to prior year as well as the increase in account receivable and inventory levels consistent with seasonal trends in the Water Treatment Business.

        Cash used for investing activities—continuing operations in the current quarter was $16.5 million, which is a decrease of $52.4 million from investing activities of $68.9 million in the prior year quarter. The decrease reflects the Company's emphasis on controlling capital expenditures as capital expenditures were $22.3 million lower than prior year quarter levels. The prior year quarter also includes the acquisition of the optical monomers business.

        Financing activities—continuing operations provided $45.5 million of cash in the current quarter compared to a use of cash of $11.6 million in the previous year quarter. The current quarter includes $51.0 million of net borrowings. Dividends were consistent with previous quarter levels.

        The Company anticipates that cash provided by operating activities in the future will be sufficient to fund its operating expenses, debt service obligations, dividend payments to common shareholders and capital expenditures. In addition, as described in Note 6, the Company expects to receive net cash proceeds from the sale of OSCA of approximately $200 million in the second quarter of 2002. All or a part of these proceeds will be used to reduce the Company's debt position.

        Long-term debt, less current portion, increased $53.1 million from year-end to $553.9 million at March 31, 2002, reflecting the activity noted above.

        Capital spending during the quarter amounted to $18.1 million, which was in line with budget. Spending for the year is expected to be approximately $80 million.

OTHER MATTERS

ACQUISITIONS

        Refer to Note 8 of the Notes to the Consolidated Financial Statements for a discussion of acquisitions.

SPECIAL CHARGES

2001

        On June 27, 2001, the Company's Board of Directors approved a detailed repositioning plan that provided for a series of cost reduction initiatives to further streamline operations, strengthen the Company's competitive position and continue to provide a strong platform for future growth. Additionally, on September 15 and December 6, 2001, the Company's Board of Directors approved an additional series of cost reduction initiatives developed to minimize the effects of then current economic conditions. The major components of these repositioning plans included the consolidation of certain Polymer Additives and Fine Chemicals operations, resulting in three planned plant closures and the shutdown of two unprofitable product lines; elimination of approximately 630 manufacturing, research and development, sales and other management positions; and the impairment of certain under-performing and non-strategic long-lived assets, including goodwill. The Company expects to realize approximately $47 million in annual pretax savings as a result of these repositioning actions.

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

        A progression of the reserve balance by business unit to March 31, 2002 is as follows:

Description	Reserve Balance at December 31, 2001	2002 Activity	Reserve Balance at March 31, 2002
Severance Costs:
Polymer Additives	$16.4	$(5.7)	$10.7
Performance Chemicals	6.0	(0.2)	5.8
Water Treatment	0.1	—	0.1
Corporate	1.7	(0.4)	1.3

	$24.2	$(6.3)	$17.9
Plant Closure and Environmental:
Polymer Additives	$15.4	$(1.8)	$13.6
Performance Chemicals	5.0	—	5.0

	$20.4	$(1.8)	$18.6
Other (Corporate)	$2.8	$(0.6)	$2.2

	$47.4	$(8.7)	$38.7

        As of March 31, 2002, $38.7 million of the $272.1 million charge remains. The major components of this remaining reserve relate to severance and plant closure costs for the three plant closures and the shutdown of two unprofitable product lines. The majority of the severance costs are expected to be paid out by the end of 2002 and the plant closure and environmental costs by 2005.

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

        A progression of the reserve balance to March 31, 2002 by business unit is as follows:

Description	Reserve Balance at December 31, 2001	2002 Activity	Reserve Balance at March 31, 2002
Severance Costs—Polymer Additives	$0.2	$0.1	$0.1
Plant Closure and Environmental—Polymer Additives	4.5	—	4.5

	$4.7	$0.1	$4.6

DISPOSITIONS

        Refer to Note 6 of the Notes to the Consolidated Financial Statements for a discussion of disposition activity.

ACCOUNTING CHANGES

        Refer to Note 2 of the Notes to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.

FORWARD-LOOKING STATEMENTS

        This quarterly report, including Management's Discussion and Analysis, contains both historical information and forward-looking statements. Whenever possible, the Company has identified these forward-looking statements by such forward-looking terminology as "believes", "expects", "may", "will likely result", "estimates", "anticipates", "should", or the negative thereof, or other variations in comparable terminology. Such forward-looking statements are based on management's current views and assumptions regarding future events; future business conditions and the outlook for the Company based on currently available information. These forward-looking statements involve risks and uncertainties that could affect the Company's operations, markets, products, services, prices and other factors. These risks and uncertainties include, but are not limited to, economic, competitive, governmental and technological factors. Accordingly, there can be no assurance that the Company's expectations will be realized.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

        In the first quarter of 2002, the Company entered into a fixed-to-variable interest rate swap to manage interest expense on $75 million of fixed-rate debt. A 1% increase in interest rates would reduce pre-tax income for the three months ended March 31, 2002 by $0.2 million. There were no interest rate swaps in place for the three months ended March 31, 2001. Actual changes in rates may differ from the assumptions used in computing this exposure.

        There have been no other significant changes in our foreign exchange, interest rate or natural gas price risk management from the information provided in the Company's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

PART II.    Other Information

ITEM 1.    Legal Proceedings

        Currently, OSCA is a party to certain pending litigation regarding a blowout of a well in the Gulf of Mexico operated by Newfield Exploration Company. In the lawsuit, the plaintiffs claimed that OSCA and the other defendants breached their contracts to perform work over operations on the well and were negligent in performing those operations. On April 4, 2002, a jury reached a verdict on those claims, finding OSCA and the other defendants responsible for those claims and finding OSCA's share of the damages to be approximately $13.3 million. A charge of $13.5 million has been recorded in the first quarter of 2002 by OSCA, which includes the $13.3 million of damages as well as $0.2 million of legal fees. The liability for the verdict is included in the current liabilities of discontinued operations-OSCA as presented in Note 6. In connection with the lawsuit, OSCA asserted claims against its insurers and insurance brokers in support of insurance coverage for this incident. A related trial on these insurance coverage claims is scheduled to begin on May 20, 2002. The court has not yet entered a final judgment on the liability claims and OSCA does not expect final judgment to be entered until completion of the related insurance trial.

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

Date:	May 10, 2002	By:	/s/ WILLIAM L. SHERWOOD
William L. Sherwood Vice President and Corporate Controller

QuickLinks

  PART I.—Financial Information
  ITEM 1.
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and Other Matters
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
  PART II. Other Information
  ITEM 1. Legal Proceedings
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES