Form 10-Q
period 2002-06-30
GREAT LAKES CHEMICAL CORP
filed 2002-08-12
CIK 43362

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 1-6450

GREAT LAKES CHEMICAL CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	95-1765035
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
500 East 96th Street, Suite 500 Indianapolis, IN (Address of principal executive offices)	46240 (Zip Code)

Registrant's telephone number, including area code (317) 715-3000

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of July 31, 2002, the Registrant had only one class of common stock, $1.00 par value, of which 50,191,685 shares were outstanding.

GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
INDEX TO JUNE 30, 2002 FORM 10-Q

PART I. Financial Information
ITEM 1.	Financial Statements (Unaudited)
	—Consolidated Balance Sheets	3
	—Consolidated Statements of Operations	4
	—Consolidated Statements of Cash Flows	5
	—Notes to Consolidated Financial Statements	6
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations and Other Matters	13
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	20
PART II. Other Information
ITEM 1.	Legal Proceedings	21
ITEM 4.	Submission of Matters to a Vote of Security Holders	21
ITEM 6.	Exhibits and Reports on Form 8-K	22

PART I.—Financial Information

ITEM 1.

GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(millions)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$172.1	$55.5
Accounts and notes receivable, less allowances of $6.7 and $5.8, respectively	360.1	253.4
Inventories
Finished products	165.5	155.6
Raw materials	40.0	41.6
Supplies	33.0	30.3

Total inventories	238.5	227.5
Prepaid expenses	31.9	20.4
Deferred income taxes	13.7	1.3
Current assets held for sale from discontinued operations	35.9	123.3

Total Current Assets	852.2	681.4

Plant and Equipment	1,369.4	1,313.4
Less allowances for depreciation, depletion and amortization	(745.8)	(690.3)

Net plant and equipment	623.6	623.1
Goodwill	137.5	133.2
Intangible Assets	28.1	29.5
Investments in and Advances to Unconsolidated Affiliates	28.9	27.1
Deferred Income Taxes	—	65.3
Other Assets	38.6	39.0
Non-Current Assets Held for Sale from Discontinued Operations	11.9	90.4

	$1,720.8	$1,689.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$165.5	$151.4
Accrued expenses	155.3	148.8
Income taxes payable	120.2	88.7
Dividends payable	4.0	4.0
Notes payable and current portion of long-term debt	7.7	10.9
Current liabilities held for sale from discontinued operations	19.8	48.8

Total Current Liabilities	472.5	452.6
Long-Term Debt, less Current Portion	428.8	500.8
Deferred Income Taxes	10.6	—
Other Noncurrent Liabilities	53.2	50.5
Non-Current Liabilities Held for Sale from Discontinued Operations	7.4	29.5
Minority Interests
Continuing Operations	6.4	5.3
Discontinued Operations	—	36.8
Stockholders' Equity
Common stock, $1 par value, authorized 200.0 shares, issued 73.0 shares	73.0	73.0
Additional paid-in capital	133.3	133.3
Retained earnings	1,670.6	1,574.2
Accumulated other comprehensive loss	(80.5)	(112.5)
Less treasury stock, at cost, 22.7 shares for 2002 and 2001	(1,054.5)	(1,054.5)

Total Stockholders' Equity	741.9	613.5

	$1,720.8	$1,689.0

See notes to consolidated financial statements

GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net Sales	$408.5	$406.3	$713.5	$748.5
Operating Expenses
Cost of products sold	304.1	316.2	541.9	576.5
Selling, general and administrative expenses	58.6	59.9	109.0	114.4
Special charges	1.7	72.6	1.7	72.6

Total Operating Expenses	364.4	448.7	652.6	763.5

Operating Income (Loss)	44.1	(42.4)	60.9	(15.0)
Interest Income (Expense)—net	(7.1)	(8.8)	(15.6)	(17.4)
Other Income (Expense)—net	(5.0)	(27.1)	(5.6)	(27.5)

Income (Loss) before Income Taxes	32.0	(78.3)	39.7	(59.9)
Income Taxes (Credit)	9.9	(24.6)	12.5	(17.8)

Income (Loss) from Continuing Operations	$22.1	$(53.7)	$27.2	$(42.1)

Discontinued Operations:
Income (Loss) from Discontinued Operations Before Minority Interest and Income Taxes	$137.5	$(127.9)	$120.9	$(115.8)
Minority Interest	1.1	(1.1)	5.5	(2.4)
Income Taxes (Credit)	54.8	(29.0)	49.2	(26.8)

Income (Loss) from Discontinued Operations	$83.8	$(100.0)	$77.2	$(91.4)

Net Income (Loss)	$105.9	$(153.7)	$104.4	$(133.5)

Earnings (Loss) per Share—Basic:
Continuing Operations	$0.44	$(1.07)	$0.54	$(0.84)
Discontinued Operations	1.67	(1.99)	1.54	(1.82)

	$2.11	$(3.06)	$2.08	$(2.66)

Earnings (Loss) per Share—Diluted:
Continuing Operations	$0.44	$(1.07)	$0.54	$(0.84)
Discontinued Operations	1.67	(1.99)	1.54	(1.82)

	$2.11	$(3.06)	$2.08	$(2.66)

Cash Dividends Declared per Share	$0.08	$0.08	$0.16	$0.16

See notes to consolidated financial statements

GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
OPERATING ACTIVITIES
Income (loss) from continuing operations	$27.2	$(42.1)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and depletion	38.5	38.4
Amortization of intangibles	1.6	4.9
Provision for inventory write-downs	—	23.8
Deferred income taxes	4.6	0.8
Net unremitted earnings of affiliates	(0.2)	(2.1)
Loss on disposition of assets	2.4	6.5
Special Charges	1.7	72.6
Other	4.4	(16.1)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(93.7)	(41.7)
Inventories	(0.6)	(28.7)
Other current assets	(16.3)	(1.0)
Accounts payable and accrued expenses	14.7	27.1
Income taxes and other current liabilities	11.7	(60.2)
Other noncurrent liabilities	2.2	1.3

Net Cash Used for Operating Activities—Continuing Operations	(1.8)	(16.5)
Income (Loss) from Discontinued Operations	77.2	(91.4)
Net Operating Activities—Discontinued Operations	(67.0)	135.1

Net Cash Provided by Operating Activities—Discontinued Operations	10.2	43.7

Net Cash Provided by Operating Activities	$8.4	$27.2

INVESTING ACTIVITIES
Plant and equipment additions	$(32.6)	$(75.5)
Business combinations, net of cash acquired	—	(30.5)
Proceeds from sale of assets	—	0.1
Other	11.4	6.9

Net Cash Used for Investing Activities — Continuing Operations	(21.2)	(99.0)
Net Cash Provided by (Used for) Investing Activities—Discontinued Operations	218.1	(2.4)

Net Cash Provided by (Used for) Investing Activities	$196.9	$(101.4)

FINANCING ACTIVITIES
Net repayments on short-term credit lines	$(3.0)	$(0.6)
Net proceeds from (repayments on) commercial paper and long-term borrowings	(72.7)	(4.8)
Proceeds from stock options exercised	—	0.1
Cash dividends paid	(8.0)	(8.1)
Other	(1.3)	6.4

Net Cash Used for Financing Activities—Continuing Operations	(85.0)	(7.0)
Net Cash Provided by (Used for) Financing Activities—Discontinued Operations	0.5	(2.9)

Net Cash Used for Financing Activities	$(84.5)	$(9.9)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(4.4)	(2.9)

Increase (Decrease) in Cash and Cash Equivalents	116.4	(87.0)
Change in Cash and Cash Equivalents — Discontinued Operations	0.2	(0.2)

Cash and Cash Equivalents at Beginning of Year	55.5	218.6

Cash and Cash Equivalents at End of Period	$172.1	$131.4

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

NOTE 2: New Accounting Standards and Reclassifications

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." As a result of the application of FAS 144 and the classification of the Energy Services and Products business unit, OSCA, and the Fine Chemicals portion of the Performance Chemicals business unit as discontinued operations (see Note 6), the Company was required to restate its financial position, results of operations and cash flows for all periods presented.

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (FAS 142), "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the Statement. Other intangible assets continue to be amortized over their estimated useful lives. The Company adopted FAS 142 effective January 1, 2002.

        With the adoption of FAS 142, the Company ceased amortization of goodwill as of January 1, 2002. The following table provides a reconciliation of previously reported net income and earnings per share to amounts adjusted to reflect the exclusion of goodwill amortization, net of related income taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Income (loss)—Continuing Operations:
Reported income (loss)—continuing operations	$22.1	$(53.7)	$27.2	$(42.1)
Add: Goodwill amortization, net of related income taxes	—	1.3	—	2.4

Adjusted income (loss)—continuing operations	$22.1	$(52.4)	$27.2	$(39.7)

Basic and Diluted Earnings Per Share:
Reported income (loss) per share—continuing operations	$0.44	$(1.07)	$0.54	$(0.84)
Add: Goodwill amortization, net of related income taxes	—	0.03	—	0.05

Adjusted income (loss) per share—continuing operations	$0.44	$(1.04)	$0.54	$(0.79)

        The Company has completed the transitional impairment tests required by FAS 142. In connection with that review, the Company determined that the fair values of its reporting units exceeded the carrying value of those reporting units as of January 1, 2002. Accordingly, no impairment loss is being recognized as a result of adopting FAS 142.

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

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (FAS 143), "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, which is adjusted to its present value each period. In addition, the companies must capitalize a corresponding amount by increasing the carrying amount of the related long-lived asset, which is depreciated over the useful life of the related asset. A gain or loss may be incurred upon settlement of the liability. FAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of adopting this statement.

NOTE 3: Income Taxes

        A reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate is as follows:

	Six Months Ended June 30,
	2002	2001
U.S. federal income tax rate	35.0%	(35.0)%
Changes resulting from:
State income taxes	0.9	0.8
International operations	2.3	1.0
Nondeductible goodwill	—	2.1
Change in valuation allowance	(1.7)	6.1
Other	(5.1)	(4.7)

Effective income tax rate	31.4%	(29.7)%

NOTE 4: Comprehensive Income (Loss)

        Comprehensive income (loss) for the three and six months ended June 30 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income (loss)	$105.9	$(153.7)	$104.4	$(133.5)
Change in fair value of derivatives, net of tax	(2.9)	—	(1.8)	—
Currency translation adjustment	42.0	(19.2)	33.8	(42.3)

Comprehensive income (loss)	$145.0	$(172.9)	$136.4	$(175.8)

NOTE 5: Earnings Per Share

        The computation of basic and diluted earnings per share is determined by dividing net income as reported as the numerator, by the number of shares included in the denominator as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Denominator for basic earnings per share (weighted-average shares)	50.2	50.3	50.2	50.3
Effect of dilutive securities	0.1	—	—	—

Denominator for diluted earnings per share	50.3	50.3	50.2	50.3

NOTE 6: Discontinued Operations

        On February 20, 2002, the Company announced that its Energy Services and Products business unit, OSCA, entered into a definitive merger agreement with BJ Services Company. The sale of OSCA was completed on May 31, 2002. Under the terms of the sale, BJ Services acquired all of the outstanding shares of OSCA, including the Company's 53.2% holding, for $28.00 per share in cash or $221 million, resulting in a gain of $175.4 million. This transaction provided the Company with net proceeds of approximately $200 million in cash, a part of which was used to reduce the Company's debt position. As a result of this transaction, the Company has reflected OSCA as discontinued operations for all periods presented.

        During the second quarter, management, with approval of the Board of Directors, committed to a plan to divest the Company's Fine Chemicals business, previously a part of the Performance Chemicals business unit. The Company is now engaged in efforts to sell the net assets of the Fine Chemicals business. As a result of these actions, the Company has reflected the Fine Chemicals business as discontinued operations for all periods presented.

        The operating results from discontinued operations presented in the accompanying consolidated statements of operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net sales
OSCA	$22.5	$41.9	$58.1	$85.7
Fine Chemicals	13.1	13.2	23.5	37.6

	35.6	55.1	81.6	123.3
Special charges—Fine Chemicals	(26.4)	(111.3)	(26.4)	(111.3)
Operating income (loss)
OSCA	(2.6)	4.5	(16.3)	10.2
Fine Chemicals	(33.4)	(134.8)	(35.7)	(130.3)

	(36.0)	(130.3)	(52.0)	(120.1)
Gain on sale of subsidiary stock—OSCA	175.4	5.2	175.4	9.4
Interest income (expense)—net	(0.2)	(0.4)	(0.5)	(0.7)
Other income (expense)—net	(0.6)	(3.5)	3.5	(6.8)

Income (loss) before income taxes	138.6	(129.0)	126.4	(118.2)
Income taxes (credit)	54.8	(29.0)	49.2	(26.8)

Income (loss) from discontinued operations	$83.8	$(100.0)	$77.2	$(91.4)

        Included in special charges for the Fine Chemicals business in 2002 are $22.9 million of fixed asset impairment charges and $3.5 million of severance accruals. These charges were recorded in conjunction with the preparation of the Fine Chemicals business for sale. Fine Chemicals special charges of $111.3 in 2001 consisted of $100.4 million of asset impairments, including $16.4 million of fixed asset impairments and $84.0 million of impaired goodwill, $4.6 million of severance accruals, $5.0 million of plant closure and environmental costs and $1.3 million of other costs. The prior year charges were undertaken as a part of a detailed repositioning plan approved by the Company's Board of Directors in 2001.

        Also included in 2002 operating income for the three months and six months ended June 30, 2002 for Fine Chemicals are $3.7 million of inventory impairment charges. Fine Chemicals operating income for the three months and six months ended June 30, 2001 includes $17.6 million of inventory impairment charges incurred as a part of the 2001 repositioning plan.

        The assets and liabilities held for sale from discontinued operations related to OSCA and Fine Chemicals presented in the accompanying consolidated balance sheets are comprised of:

	June 30, 2002	December 31, 2001
Current Assets:
Cash and cash equivalents	$7.2	$16.2
Accounts receivable, less allowance of $0.7 and $0.6, respectively	7.9	57.1
Inventories	14.0	47.5
Prepaid expenses and other current assets	6.8	2.5

Total current assets	$35.9	$123.3

Non-Current Assets:
Plant and equipment, net	$11.9	$88.5
Goodwill and other assets	—	1.9

Total non-current assets	$11.9	$90.4

Current Liabilities:
Accounts payable and accrued expenses	$5.0	$36.9
Accrued special charges	14.8	11.7
Current portion, long-term debt	—	0.2

Total current liabilities	$19.8	$48.8

Non-Current Liabilities:
Long-term debt, less current portion	$—	$27.0
Other non-current liabilities	7.4	2.5

Total non-current liabilities	$7.4	$29.5

Minority Interest	$—	$36.8

        As of June 30, 2002, $3.7 million of the $26.4 million special charge recorded in 2002 and $11.1 million of the $111.3 million special charges recorded in 2001 remain to be spent. The major components of the remaining reserves relate to severance and plant closure costs.

NOTE 7: Segment Information

        The Company is organized into three global segments: Polymer Additives, Performance Chemicals, and Water Treatment. These segments are strategic business units that offer products and services that are intended to satisfy specific customer requirements. The units are organized and managed to deliver a distinct group of products, technology, and services.

        The Company evaluates business unit performance and allocates resources based on operating income, which represents net sales less cost of products sold and selling, general and administrative expenses. Each of the Company's segments uses bromine as a raw material in its production processes.

Bromine is transferred at cost to all business segments. In addition, assets used in the production of bromine are allocated to each business unit based on the percentage of production consumed.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net Sales by Segment to External Customers:
Polymer Additives	$164.0	$147.7	$302.2	$315.2
Performance Chemicals	54.5	79.6	105.6	143.1
Water Treatment	191.6	175.6	303.4	285.7

Total sales of reportable segments	410.1	402.9	711.2	744.0
Corporate and Other	(1.6)	3.4	2.3	4.5

	$408.5	$406.3	$713.5	$748.5

Segment Profit (Loss):
Polymer Additives	$7.4	$(11.6)	$8.4	$(6.7)
Performance Chemicals	12.9	23.9	22.4	41.3
Water Treatment	38.3	28.3	53.3	43.5

Total profits of reportable segments	58.6	40.6	84.1	78.1
Corporate and Other	(12.8)	(10.4)	(21.5)	(20.5)
Special charges	(1.7)	(72.6)	(1.7)	(72.6)

Operating Income (Loss)	44.1	(42.4)	60.9	(15.0)
Interest income (expense)—net	(7.1)	(8.8)	(15.6)	(17.4)
Other income (expense)—net	(5.0)	(27.1)	(5.6)	(27.5)

Income (loss) before income taxes	$32.0	$(78.3)	$39.7	$(59.9)

	June 30, 2002	December 31, 2001
Segment Assets:
Polymer Additives	$782.3	$711.4
Performance Chemicals	165.6	159.9
Water Treatment	484.8	393.4
Corporate and Other	240.3	210.6

	$1,673.0	$1,475.3

        The increase in Polymer Additives assets reflects the impact of higher sales volumes on working capital. Polymer Additives assets also reflect the strengthening of the Euro and the British Pound against the U.S. dollar as a significant amount of these assets are located in Europe. The increase in Water Treatment assets results from the seasonal nature of recreational water treatment sales and the related impact on working capital. Results of the Fine Chemicals business have been reclassified from Performance Chemicals to discontinued operations.

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

NOTE 9: Commitments and Contingencies

        The Company is subject to various lawsuits and claims with respect to matters such as governmental regulations (including environmental matters), income taxes and other actions arising out of the normal course of business.

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

        Participation in the above programs does not provide the Company with immunity from civil liability, including restitution claims. To date, 10 federal purported class action lawsuits and five California purported class action lawsuits have been filed against the Company, each claiming treble damages. These suits claim, among other things, that the Company conspired with others in violation of the antitrust laws regarding the pricing of bromine and brominated products. The federal lawsuits were consolidated in the District Court for the Southern District of Indiana. Over the Company's opposition, the District Court certified a class of direct purchasers of brominated diphenyl oxides and their blends, tetrabromobisphenol A and its derivatives and all methyl bromide products in the United States between January 1, 1995 and April 30, 1998. The Seventh Circuit denied the Company's application for an interlocutory appeal of the certification order. The Company has continued to defend the federal litigation, and the District Court has set a discovery and trial schedule under which the cases would not be tried, at the earliest, until 2003. The California cases have been stayed pending resolution of the federal cases.

        OSCA, the interest that the Company divested to BJ Services Company as of May 31, 2002, is a party to certain pending litigation regarding a blowout of a well in the Gulf of Mexico operated by Newfield Exploration Company. In the lawsuit, the plaintiffs claimed that OSCA and the other defendants breached their contracts to perform work over operations on the well and were negligent in performing those operations. On April 4, 2002, a jury reached a verdict on those claims, finding OSCA and the other defendants responsible for those claims and finding OSCA's share of the damages to be approximately $13.3 million. In connection with the lawsuit, the Company asserted claims against its insurers and insurance brokers in support of insurance coverage for this incident. A related trial on these insurance coverage claims is being conducted by the submission of legal briefs. The court has not yet entered a final judgment on the liability claims and the Company does not expect final judgment to be entered until completion of the related insurance trial. Pursuant to an indemnification agreement between the Company and BJ Services entered into at the time of the sale of OSCA (see Note 6), Great Lakes has agreed to pay BJ Services, a certain percentage of any uninsured cash damages in excess of a certain amount paid by OSCA upon any settlement or final determination of this pending litigation. At June 30, 2002, a $9.0 million reserve had been recorded for this indemnification liability and is included in discontinued operations.

        While it is not possible to predict or determine the outcome of the various lawsuits and claims as described above, the Company believes that the unreserved costs associated with all such maters will not have a material adverse effect on its consolidated results of operation, financial position, or liquidity.

        On May 28, 2002, Albemarle Corporation filed two complaints against the Company in the United States District Court for the United States District Court for the Middle District of Louisiana, one alleging that the Company had infringed one of three process patents held by Albemarle Corporation relating to bromine vacuum tower technology, and the other alleging that the Company had infringed or contributed or induced the infringement of a patent relating to the use of decabromodiphenyl ethane as a flame retardant in thermoplastics. On motion by the Company and over Albemarle's objection, the cases were consolidated. Motions to dismiss the vacuum tower case, and to transfer the cases to the Southern District of Indiana are presently pending. In addition, the Company has filed a counterclaim in the flame retardant cases, alleging, among other things, that the Albemarle patent is invalid or was obtained as a result of inequitable conduct in the United States Patent and Trademark Office.

        With respect to the Albemarle case, the Company believes that the allegations of the complaints are without basis factually or legally, and intends to defend the cases vigorously. Nevertheless, management is unable to determine whether the outcome of the legal actions will have a material adverse effect on the results of operations in any particular period. However, management does not believe that the outcome will have a material adverse effect on the Company's consolidated financial position or liquidity.

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

        The Company provides reserves for environmental liabilities that management considers probable for which a reasonable estimate of the liability can be made. Accordingly, the Company's reserves for environmental liabilities related to continuing operations, including reserves associated with restructuring charges, were approximately $50.2 million and $53.6 million at June 30, 2002 and December 31, 2001, respectively. The Company does not believe that the unreserved costs associated with environmental liabilities will have a material adverse effect on its consolidated results of operations, financial position, or liquidity.

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

        The following table sets forth the percentage relationship to net sales of certain income statement items for the Company's continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net Sales	100.0%	100.0%	100.0%	100.0%
Gross Profit	25.5	22.2	24.1	23.0
Selling, General and Administrative Expenses	14.3	14.7	15.3	15.3
Special Charges	0.4	17.9	0.2	9.7

Operating Income (Loss)	10.8	(10.4)	8.6	(2.0)
Interest Income (Expense)—net	(1.8)	(2.2)	(2.2)	(2.3)
Other Income (Expense)—net	(1.2)	(6.7)	(0.8)	(3.7)

Income (Loss) before Income Taxes	7.8	(19.3)	5.6	(8.0)
Income Taxes (Credit)	2.4	(6.1)	1.8	(2.4)

Income (Loss)	5.4%	(13.2)%	3.8%	(5.6)%

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

        Net sales increased to $408.5 million from $406.3 million in the prior year. Sales volume increases in Polymer Additives and Water Treatment more than offset lower selling prices in the Polymer Additives business unit and lower volume and selling prices in the Performance Chemicals business unit. Sales volumes for the Company increased 4% in the quarter while pricing was down 3%. Foreign exchange fluctuations affected all business units and reduced sales by 0.5%.

        Gross profit margins increased to 25.5% from 22.2% in the prior year. Excluding inventory write-downs of $6.2 million taken in 2001 in Performance Chemicals and Polymer Additives, gross profit margins increased to 25.5% from 23.7%. The increase in gross margin reflects higher sales volumes and the benefits of focused productivity efforts and lower raw material costs, which more than offset lower selling prices year over year.

        Selling, general and administrative expenses decreased $1.3 million to $58.6 million, reflecting the expected benefits of repositioning efforts undertaken in 2001. As a percent of net sales, these expenses remained consistent with prior year.

        Operating income (loss) increased $86.5 million to $44.1 million of income from a loss of $(42.4) million in the prior year. Excluding special charges of $1.7 million and $72.6 million in 2002 and 2001, respectively, as well as the inventory write-downs of $6.2 million in 2001, operating income increased $9.4 million from $36.4 million in 2001 to $45.8 million in 2002. The increase in operating income reflects the above mentioned increase in gross profit margin.

        Interest Income (expense)—net decreased $1.7 million year over year reflecting reduced net debt levels in the current year and the effects of an interest rate swap entered into during the first quarter of 2002.

        Other income (expense)—net decreased $22.1 million from a net other expense of $(27.1) million in the prior year to a net other expense of $(5.0) million. Other income (expense) in 2001 includes one-time charges of $24.9 million, which consist of $7.2 million of fixed asset write downs, the write-off of a note receivable of $11.6 million and charges of $6.1 million for litigation and other settlements. Excluding these one-time charges recognized in 2001, other income (expense) increased $2.8 million from a net other expense of $(2.2) million to the current year net other expense of $(5.0) million. In addition, as of January 1, 2002, the Company has ceased amortization of goodwill in accordance with the adoption of FAS 142 (see Note 2 to the Consolidated Financial Statements). Excluding the $1.8 million (pre-tax) of goodwill amortization expense recognized in the second quarter of 2001, as well as the one-time charges of $24.9 million, other income (expense)—net increased $4.6 million. This increase reflects $2.5 million of assets write-offs in the second quarter of 2002. In addition, the net other (expense) in 2001 benefited from higher earnings from affiliates and higher foreign exchange gains.

        Income taxes were 31.4% and 31.4% of income (loss) before taxes for 2002 and 2001, respectively.

        Income from continuing operations was $22.1 million or $0.44 per share in 2002, as compared to $(53.7) million or $(1.07) per share in 2001.

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

        Net sales decreased to $713.5 million from $748.5 million in the prior year. Strong volume gains reported by the Water Treatment business were more than offset by lower sales in Performance Chemicals related to the Fluorine business and lower selling prices in Polymer Additives. Sales volumes for Polymer Additives were essentially in line with the same period last year. For the Company as a whole, sales volumes decreased 3% while pricing was down 3% and acquisitions added 1%.

        Gross profit margins increased to 24.1% from 23.0% in the prior year. Excluding inventory write-downs of $6.2 million taken in 2001 in Performance Chemicals and Polymer Additives, gross profit margins increased to 24.1% from 23.8%. The gross margin increase reflects the benefits of productivity gains and lower raw material costs, which more than offset the impact of lower sales volumes and reduced selling prices.

        Selling, general and administrative expenses decreased $5.4 million to $109.0 million, however, as a percent of net sales remained consistent with prior year. The decrease reflects the expected benefits of repositioning efforts undertaken in the second half of 2001 as well as lower information technology and legal spending.

        Operating income (loss) increased $75.9 million to $60.9 million of income from a loss of $(15.0) million in the prior year. Excluding special charges of $1.7 million and $72.6 million in 2002 and 2001, respectively, as well as the inventory write-downs of $6.2 million in 2001, operating income (loss) decreased $1.2 million from $63.8 million in 2001 to $62.6 million in 2002, but as a percent of sales remained consistent year over year. The slight decrease in operating income reflects the above mentioned volume and selling price declines which were for the most part offset by productivity efforts, lower raw material costs, and a $5.4 million decrease in selling, general and administrative expenses.

        Interest Income (expense)—net decreased $1.8 million year over year reflecting reduced net debt levels in the current year and the effects of an interest rate swap entered into during the first quarter of 2002.

        Other income (expense)—net decreased $21.9 million from a net other expense of $(27.5) million in the prior year to a net other expense of $(5.6) million. Other income (expense) in 2001 includes one-time charges of $24.9 million, which consist of $7.2 million of fixed asset write downs, the write-off of a note receivable of $11.6 million and charges of $6.1 million for litigation and other settlements. Excluding these one-time charges recognized in 2001, other income (expense) increased $3.0 million from a net other expense of $(2.6) million to the current year net other expense of $(5.6) million. In addition, as of January 1, 2002, the Company has ceased amortization of goodwill in accordance with the adoption of FAS 142 (see Note 2 to the Consolidated Financial Statements). Excluding the $3.5 million (pre-tax) of goodwill amortization expense recognized in the second quarter of 2001, as well as the one-time charges of $24.9 million, other income (expense)—net increased $6.5 million. This increase reflects $2.5 million of assets write-offs in the second quarter of 2002. In addition, the net other (expense) in 2001 benefited from higher earnings from affiliates and higher foreign exchange gains.

        Income taxes were 31.4% and 29.7% of income (loss) before taxes for 2002 and 2001, respectively.

        Income (loss) from continuing operations was $27.2 million or $0.54 per share in 2002, as compared to $(42.1) million or $(0.84) per share in 2001.

Segment Information

        Set forth below is a discussion of the operations of the Company's business segments: Polymer Additives, Performance Chemicals, and Water Treatment. Performance Chemicals excludes the Fine Chemicals business as the Fine Chemicals business has been reported as discontinued operations for all periods presented (see Note 6 to the Consolidated Financial Statements). Operating income, which is the income measure the Company uses to evaluate business segment performance, represents net sales less costs of products sold and selling, general and administrative expenses. Each of the Company's segments uses bromine as a raw material in its production process. Bromine is transferred at cost to all business segments. In addition, assets used in the production of bromine are allocated to each business unit based on the percentage of production consumed.

Polymer Additives

        The Polymer Additives segment produces bromine-, phosphorus- and antimony-based flame retardants; antioxidants; UV absorbers; light stabilizers; optical monomers and patented No Dust Blends (NDBTM). The segment serves suppliers in a wide variety of industries, including electrical and electronics, construction, automotive and furnishings. Results for the second quarter and year-to-date are as follows:

	Second Quarter		Year-to-Date
	2002	2001	2002	2001
Net Sales	$164.0	$147.7	$302.2	$315.2
Operating Income	$7.4	$(11.6)	$8.4	$(6.7)

        Second quarter net sales increased 11.0% to $164.0 million from $147.7 million one year ago reflecting strong volume growth throughout the second quarter offset in part by lower selling prices. Year to date sales declined 4.1%. The sharp increase in demand that was evident throughout the second quarter did not entirely offset the adverse comparison in the first quarter of 2002. In addition, the year-to-date decrease was partially offset by the acquisition of the optical monomer business on February 14, 2001.

        Operating income (loss) increased $19.0 million and $15.1 million to income of $7.4 million and $8.4 million for the second quarter and year-to-date, respectively, compared to prior year. Excluding special charges and inventory write-downs taken in the prior year quarter of $3.8 million, operating income (loss) increased $15.2 million and $11.4 million for the second quarter and year-to-date, respectively. These increases reflect the benefits of repositioning activities undertaken in 2001, productivity gains and lower raw material costs, which more than offset the effect of lower selling prices.

Performance Chemicals

        The Performance Chemicals segment produces chemicals to exact specifications or to meet specific applications requirements. The product offering is characterized by technology-based product solutions that benefit specific customers. The businesses included in the segment are: agricultural products;

brominated intermediates; fluorine chemicals for use in fire suppression systems, refrigerants and medical and pharmaceutical products; and toxicological testing services for pharmaceutical, chemical and biotechnology customers. Performance Chemicals excludes the Fine Chemicals business as the Fine Chemicals business has been reported as discontinued operations for all periods presented (see Note 6 to the Consolidated Financial Statements). Results for the second quarter and year-to-date are as follows:

	Second Quarter		Year-to-Date
	2002	2001	2002	2001
Net Sales	$54.5	$79.6	$105.6	$143.1
Operating Income (Loss)	$12.9	$23.9	$22.4	$41.3

        Net sales decreased $25.1 million or 31.5% in the second quarter and $37.5 million or 26.2% year-to-date as compared to the same periods in the prior year. This decrease reflects the slowing in information technology infrastructure and telecommunications spending which impacts sales volumes in the Fluorine business.

        Operating income (loss) decreased $11.0 million or 46.0% to $12.9 million and $18.9 million or 45.8% to $22.4 million for the second quarter and year-to-date, respectively, compared to prior year. Excluding special charges and inventory write-downs of $2.4 million in the prior year, operating income (loss) decreased $26.3 million or 51.0% for the second quarter and $21.4 million or 48.9% year-to-date. These decreases in operating income reflect the decline in sales volumes and lower selling prices combined with the impact of unabsorbed manufacturing costs.

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

	Second Quarter		Year-to-Date
	2002	2001	2002	2001
Net Sales	$191.6	$175.6	$303.4	$285.7
Operating Income	$38.3	$28.3	$53.3	$43.5

        Water Treatment net sales increased 9.1% to $191.6 million and 6.2% to $303.4 in the second quarter and year-to-date from $175.6 million and $285.7 million in the prior year, respectively. Customer acceptance of important new technologies drove the year over year increases in sales volumes offset by slightly lower selling prices and unfavorable foreign exchange effects.

        Operating income increased from $28.3 million and $43.5 million in 2001 to $38.3 million and $53.3 million in 2002 for the second quarter and year-to-date, respectively. These increases reflect higher sales volumes, lower raw material costs and gains in productivity, which more than offset slightly lower selling prices.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents at June 30, 2002 were $172.1 million, which is an increase of $116.6 million from year-end and an increase of $138.3 million from the previous year second quarter.

        Cash used for operating activities—continuing operations for the six months ended June 30, 2002 was $1.8 million compared to $16.5 million in the prior year, an improvement of $14.7 million. This decrease in cash used for operating activities reflects the higher net income in the current year as well as the Company's continued focus on working capital improvements.

        Cash used for investing activities—continuing operations for the six months ended June 30, 2002 was $21.2 million, which is a decrease of $77.8 million used for investing activities in the prior year period. The decrease reflects the Company's emphasis on controlling capital expenditures as capital expenditures were $42.9 million lower than in the prior year. The prior year period also includes the acquisition of the optical monomers business.

        Financing activities—continuing operations used $85.0 million of cash in the current six-month period compared to a use of cash of $7.0 million in the previous year period. Net repayments of outstanding borrowings increased $70.3 million from net repayments of $5.4 million in the prior year to $75.7 million in the current year. Dividends were consistent with previous year levels.

        In addition, as described in Note 6, the Company received net cash proceeds from the sale of OSCA of approximately $200 million in the second quarter of 2002. The proceeds from the sale of OSCA and the related gain from the transaction have been reflected in the Consolidated Statements of Cash Flow as operating and financing activities from discontinued operations, respectively. All or a part of these proceeds were used to reduce the Company's debt position as reflected in the increase in net repayments on borrowings noted above.

        The Company anticipates that cash provided by operating activities in the future will be sufficient to fund its operating expenses, debt service obligations, dividend payments to common shareholders and capital expenditures.

        Long-term debt, less current portion, decreased $72.0 million from year-end to $428.8 million at June 30, 2002, reflecting the activity noted above.

        Capital spending during the second quarter and year-to-date amounted to $16.3 million and $32.6 million, respectively, which was in line with budget. Spending for the year is expected to be approximately $80 million.

OTHER MATTERS

ACQUISITIONS

        Refer to Note 8 of the Notes to the Consolidated Financial Statements for a discussion of acquisitions.

SPECIAL CHARGES

2001

        On June 27, 2001, the Company's Board of Directors approved a detailed repositioning plan that provided for a series of cost reduction initiatives to further streamline operations, strengthen the Company's competitive position and continue to provide a strong platform for future growth. Additionally, on September 15 and December 6, 2001, the Company's Board of Directors approved an additional series of cost reduction initiatives developed to minimize the effects of then current economic conditions. The major components of these repositioning plans in continuing operations included the consolidation of certain Polymer Additives operations, resulting in two planned plant closures and the shutdown of an unprofitable product line; elimination of approximately 485 manufacturing, research and development, sales and other management positions; and the impairment of certain under-performing and non-strategic long-lived assets, including goodwill. The Company expects to realize approximately $32 million in annual pretax savings from continuing operations as a result of these repositioning actions.

        The special charges related to this repositioning plan and included in continuing operations totaled $153.6 million, $118.9 million after income taxes, or $2.36 per share, for the year ended December 31, 2001. The special charges consisted of $106.1 million of asset impairments, including $61.3 million for fixed asset impairments and $44.8 million of impaired goodwill, $25.6 million of severance costs, $15.3 million for plant closure and environmental costs and $6.6 million of other costs.

        Net special charges for the year ended December 31, 2001, totaled $148.8 million, $115.4 million after income taxes, or $2.29 per share. This reflects the $153.6 million of charges recorded in 2001 offset by a reversal of $3.5 million related to changes in estimates in the 2001 special charge and certain reversals of the special charges taken in 2000 totaling $1.3 million, as detailed below. The net effect of the special charge reversals after income taxes was $3.5 million or $0.07 per share. The net of the 2001 special charges and reversals are reflected in the 2001 consolidated statement of operations as a separate component of operating income.

        In the second quarter of 2002, an additional charge of $1.7 million (net of reversals) was recorded due to changes in estimates relating to the 2001 restructuring plan. Net special charges related to the 2001 restructuring plan and included in 2001 and 2002 operations total $155.3 million.

        A progression of the reserve balance in continuing operations by business unit to June 30, 2002 is as follows:

Description	Reserve Balance at December 31, 2001	2002 Charges	2002 Reversals	2002 Activity	Reserve Balance at June 30, 2002
Asset Impairments:
Polymer Additives	$—	$3.6	$—	$(3.6)	$—
Severance Costs:
Polymer Additives	16.4	—	(1.0)	(7.1)	8.3
Performance Chemicals	0.2	—	—	(0.1)	0.1
Water Treatment	0.1	—	—	(0.1)	—
Corporate	1.7	—	—	(0.9)	0.8

	18.4	—	(1.0)	(8.2)	9.2
Plant Closure and Environmental:
Polymer Additives	15.4	0.2	(0.8)	(2.5)	12.3

	15.4	0.2	(0.8)	(2.5)	12.3
Other (Corporate)	2.1	—	(0.3)	(1.0)	0.8

	$35.9	$3.8	$(2.1)	$(14.3)	$22.3

        As of June 30, 2002, $22.3 million of the $155.3 million charge remains. The major components of this remaining reserve relate to severance and plant closure costs for the two plant closures and the shutdown of an unprofitable product line. The majority of the severance costs are expected to be paid out by the end of 2002 and the plant closure and environmental costs by 2005.

        During the second quarter of 2000 the Company announced cost reduction initiatives to further streamline operations, strengthen the Company's competitive position and continue to provide a strong platform for future growth. The major components of this repositioning plan in continuing operations included consolidation of the Company's three antimony manufacturing operations, elimination of approximately 309 manufacturing and research and development positions, primarily in the Polymer Additives business unit and impairment or disposal of certain under-performing and nonstrategic assets.

The asset impairments related to four Polymer Additives manufacturing locations, including sites in Europe and the United States, and two Performance Chemicals locations, including sites in the United States and the United Kingdom. The special charges related to the 2000 repositioning plan and included in continuing operations totaled $56.4 million and consisted of $38.0 million for asset impairments, $12.2 million for severance costs and $6.2 million for plant closure and environmental costs.

        A progression of the reserve balance to June 30, 2002 by business unit is as follows:

Description	Reserve Balance at December 31, 2001	2002 Activitiy	Reserve Balance at June 30, 2002
Severance Costs—Polymer Additives	$0.2	$(0.1)	$0.1
Plant Closure and Environmental—Polymer Additives	4.5	(0.5)	4.0

	$4.7	$(0.6)	$4.1

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

        In the first quarter of 2002, the Company entered into a fixed-to-variable interest rate swap to manage interest expense on $75 million of fixed-rate debt. A 1% increase in interest rates would reduce pre-tax income for the three and six months ended June 30, 2002 by $0.2 million and $0.4 million, respectively. There were no interest rate swaps in place for the three and six months ended June 30, 2001. Actual changes in rates may differ from the assumptions used in computing this exposure.

        There have been no other significant changes in our foreign exchange, interest rate or natural gas price risk management from the information provided in the Company's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

PART II.    Other Information

ITEM 1. Legal Proceedings

        OSCA, the interest that the Company divested to BJ Services Company as of May 31, 2002, is a party to certain pending litigation regarding a blowout of a well in the Gulf of Mexico operated by Newfield Exploration Company. In the lawsuit, the plaintiffs claimed that OSCA and the other defendants breached their contracts to perform work over operations on the well and were negligent in performing those operations. On April 4, 2002, a jury reached a verdict on those claims, finding OSCA and the other defendants responsible for those claims and finding OSCA's share of the damages to be approximately $13.3 million. In connection with the lawsuit, the Company asserted claims against its insurers and insurance brokers in support of insurance coverage for this incident. A related trial on these insurance coverage claims is being conducted by the submission of legal briefs. The court has not yet entered a final judgment on the liability claims and the Company does not expect final judgment to be entered until completion of the related insurance trial. Pursuant to an indemnification agreement between the Company and BJ Services entered into at the time of the sale of OSCA (see Note 6), the Company has agreed to pay BJ Services, a certain percentage of any uninsured cash damages in excess of a certain amount paid by OSCA upon any settlement or final determination of this pending litigation. At June 30, 2002, a $9.0 million reserve had been recorded for this indemnification liability and is included in discontinued operations.

        On May 28, 2002, Albemarle Corporation filed two complaints against the Company in the United States District Court for the Middle District of Louisiana, one alleging that the Company had infringed one of three patents held by Albemarle Corporation relating to bromine vacuum tower technology, and the other alleging that the Company had infringed or contributed or induced the infringement of a patent relating to the use of decabromodiphenyl ethane as a flame retardant in thermoplastics. On motion by the Company and over Albemarle's objection, the cases were consolidated. Motions to dismiss the vacuum tower case, and to transfer the cases to the Southern District of Indiana are presently pending. In addition, the Company has filed a counterclaim in the flame retardant cases, alleging, among other things, that the Albemarle patent is invalid or was obtained as a result of inequitable conduct in the United States Patent and Trademark Office.

ITEM 4. Submission of Matters to a Vote of Security Holders

        The 2002 Annual Meeting of Shareholders of the Company was held on May 2, 2002. The following are the voting results for each matter voted upon at the meeting:

  1.
  ELECTION OF DIRECTORS: The three nominees listed below were elected to serve as directors for three-year terms until the 2005 Annual Meeting:

Nominee	Votes For	Votes Withheld
Mark P. Bulriss	34,475,349	11,069,514
Thomas M. Fulton	34,585,038	10,959,825
John C. Lechleiter	34,579,825	10,965,038

    The term of office of the following directors continued after the meeting: Nigel D. T. Andrews, James W. Crownover, Martin M. Hale, Louis E. Lataif, Mack G. Nichols, and Jay D. Proops.

  2.
  ADOPTION OF THE 2002 STOCK OPTION AND INCENTIVE PLAN: The 2002 Stock Option and Incentive Plan (the "Plan") was approved by the Board of Directors and recommended for approval by the shareholders. A summary of the Plan is set forth in the

    Company's proxy statement dated March 28, 2002. The proposal to adopt the plan passed as follows:

Votes For	Votes Against	Abstain
41,815,566	3,446,894	282,402
  3.
  BOARD CLASSIFICATION: A shareholder proposal urging the Board of Directors to eliminate the classification of the Board of Directors and require that all directors stand for election annually passed as follows:

Votes For	Votes Against	Abstain	Broker Non-Votes
30,853,174	7,992,971	988,192	5,710,526

ITEM 6. Exhibits and Reports on Form 8-K

(a)
Exhibits filed as part of the report are listed below:

(99)
(i)(a)        Statement of Chief Executive Officer

(99)
(i)(b)        Statement of Chief Financial Officer

(b)
The Company filed a report with the SEC on Form 8-K on June 14, 2002, describing the disposition of its entire 53.2% ownership interest in OSCA. See Note 6 of the financial statements included herein.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2002	By:	/s/ WILLIAM L. SHERWOOD William L. Sherwood Vice President and Corporate Controller

QuickLinks

INDEX TO JUNE 30, 2002 FORM 10–Q
  PART I.—Financial Information
  ITEM 1.
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and Other Matters
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 1. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 6. Exhibits and Reports on Form 8-K
  SIGNATURES