Form 10-Q
period 2002-09-30
GREAT LAKES CHEMICAL CORP
filed 2002-11-08
CIK 43362

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2002
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

Yes ☒

No ☐

        As of October 31, 2002, the Registrant had only one class of common stock, $1.00 par value, of which 50,192,685 shares were outstanding.

GREAT LAKES CHEMICAL CORPORATION
INDEX TO SEPTEMBER 30, 2002 FORM 10-Q

PART I.	Financial Information
	ITEM 1.	Financial Statements (Unaudited)
		—Consolidated Balance Sheets	3
		—Consolidated Statements of Operations	4
		—Consolidated Statements of Cash Flows	5
		—Notes to Consolidated Financial Statements	6
	ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations and Other Matters	13
	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	20
	ITEM 4.	Controls and Procedures	20
PART II.	Other Information
	ITEM 1.	Legal Proceedings	21
	ITEM 6.	Exhibits and Reports on Form 8-K	21

PART I.—Financial Information

ITEM 1.    Financial Statements

GREAT LAKES CHEMICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(millions, except per share data)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$232.1	$55.5
Accounts and notes receivable, less allowances of $5.7 and $5.8, respectively	269.2	253.4
Inventories
Finished products	170.7	155.6
Raw materials	32.9	41.6
Supplies	33.8	30.3

Total inventories	237.4	227.5
Prepaid expenses	38.9	20.4
Deferred income taxes	14.8	1.3
Current assets held for sale from discontinued operations	31.5	123.3

Total Current Assets	823.9	681.4

Plant and Equipment	1,320.6	1,313.4
Less allowances for depreciation, depletion and amortization	(703.2)	(690.3)

Net plant and equipment	617.4	623.1
Goodwill	137.0	133.2
Intangible Assets	27.0	29.5
Investments in and Advances to Unconsolidated Affiliates	27.9	27.1
Deferred Income Taxes	—	65.3
Other Assets	40.0	39.0
Non-Current Assets Held for Sale from Discontinued Operations	12.8	90.4

	$1,686.0	$1,689.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$138.4	$151.4
Accrued expenses	140.3	148.8
Income taxes payable	116.1	88.7
Dividends payable	4.0	4.0
Notes payable and current portion of long-term debt	7.4	10.9
Current liabilities held for sale from discontinued operations	16.4	48.8

Total Current Liabilities	422.6	452.6

Long-Term Debt, less Current Portion	433.5	500.8
Deferred Income Taxes	11.4	—
Other Noncurrent Liabilities	51.7	50.5
Non-Current Liabilities Held for Sale from Discontinued Operations	7.5	29.5
Minority Interests
Continuing operations	5.2	5.3
Discontinued operations	—	36.8
Stockholders' Equity
Common stock, $1 par value, authorized 200.0 shares, issued 73.0 shares	73.0	73.0
Additional paid-in capital	133.5	133.3
Retained earnings	1,679.6	1,574.2
Accumulated other comprehensive loss	(77.5)	(112.5)
Less treasury stock, at cost, 22.7 shares for 2002 and 2001	(1,054.5)	(1,054.5)

Total Stockholders' Equity	754.1	613.5

	$1,686.0	$1,689.0

See notes to consolidated financial statements

GREAT LAKES CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(millions, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net Sales	$360.6	$321.0	$1,074.1	$1,069.5
Operating Expenses
Cost of products sold	276.6	299.6	818.5	876.1
Selling, general and administrative expenses	54.3	56.5	163.3	170.9
Special charges (credit)	(0.4)	71.4	1.3	144.0

Total Operating Expenses	330.5	427.5	983.1	1,191.0

Operating Income (Loss)	30.1	(106.5)	91.0	(121.5)
Interest Income (Expense)—net	(6.2)	(7.5)	(21.8)	(24.9)
Other Income (Expense)—net	(4.3)	(11.3)	(9.9)	(38.8)

Income (Loss) before Income Taxes	19.6	(125.3)	59.3	(185.2)
Income Taxes (Credit)	5.9	(27.0)	18.4	(44.8)

Income (Loss) from Continuing Operations	$13.7	$(98.3)	$40.9	$(140.4)

Discontinued Operations:
Income (Loss) from Discontinued Operations Before Minority Interest and Income Taxes	$(0.9)	$(6.4)	$120.0	$(122.2)
Minority Interest	—	(2.0)	5.5	(4.4)
Income Taxes (Credit)	(0.2)	(0.1)	49.0	(26.9)

Income (Loss) from Discontinued Operations	$(0.7)	$(8.3)	$76.5	$(99.7)

Net Income (Loss)	$13.0	$(106.6)	$117.4	$(240.1)

Earnings (Loss) per Share—Basic:
Continuing Operations	$0.27	$(1.95)	$0.81	$(2.79)
Discontinued Operations	(0.02)	(0.17)	1.52	(1.99)

	$0.25	$(2.12)	$2.33	$(4.78)

Earnings (Loss) per Share—Diluted:
Continuing Operations	$0.27	$(1.95)	$0.81	$(2.79)
Discontinued Operations	(0.02)	(0.17)	1.52	(1.99)

	$0.25	$(2.12)	$2.33	$(4.78)

Cash Dividends Declared per Share	$0.08	$0.08	$0.24	$0.24

See notes to consolidated financial statements

GREAT LAKES CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(millions)

	Nine Months Ended September 30,
	2002	2001
OPERATING ACTIVITIES
Income (loss) from continuing operations	$40.9	$(140.4)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and depletion	57.6	57.8
Amortization of intangibles	2.5	8.2
Provision for inventory write-downs	—	32.2
Deferred income taxes	4.2	(77.9)
Net unremitted earnings of affiliates	0.6	(0.9)
Loss on disposition of assets	5.0	10.2
Special charges	1.3	144.0
Other	7.5	6.5
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(5.6)	51.8
Inventories	(0.7)	14.5
Other current assets	(24.6)	0.2
Accounts payable and accrued expenses	(25.6)	5.1
Income taxes and other current liabilities	11.5	13.0
Other noncurrent liabilities	1.4	1.1

Net Cash Provided by Operating Activities—Continuing Operations	76.0	125.4
Income (Loss) from Discontinued Operations	76.5	(99.7)
Net Operating Activities—Discontinued Operations	(74.9)	140.2

Net Cash Provided by Operating Activities—Discontinued Operations	1.6	40.5

Net Cash Provided by Operating Activities	$77.6	$165.9

INVESTING ACTIVITIES
Plant and equipment additions	$(47.9)	$(109.1)
Business combinations, net of cash acquired	—	(30.7)
Proceeds from sale of assets	0.1	0.8
Other	11.8	3.1

Net Cash Used for Investing Activities—Continuing Operations	(36.0)	(135.9)
Net Cash Provided by Investing Activities—Discontinued Operations	217.4	3.0

Net Cash Provided by (Used for) Investing Activities	$181.4	$(132.9)

FINANCING ACTIVITIES
Net proceeds from (repayments on) short-term credit lines	$(3.1)	$0.8
Net repayments on commercial paper and long-term borrowings	(67.8)	(18.4)
Proceeds from stock options exercised	—	0.1
Cash dividends paid	(12.0)	(12.1)
Repurchase of common stock	—	(2.2)
Other	(1.2)	1.7

Net Cash Used for Financing Activities—Continuing Operations	(84.1)	(30.1)
Net Cash Provided by (Used for) Financing Activities—Discontinued Operations	0.5	(3.5)

Net Cash Used for Financing Activities	$(83.6)	$(33.6)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1.1	(0.5)

Increase (Decrease) in Cash and Cash Equivalents	176.5	(1.1)
Change in Cash and Cash Equivalents—Discontinued Operations	0.1	(5.1)

Cash and Cash Equivalents at Beginning of Year	55.5	218.6

Cash and Cash Equivalents at End of Period	$232.1	$212.4

See notes to consolidated financial statements

GREAT LAKES CHEMICAL CORPORATION

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

NOTE 2: New Accounting Standards and Reclassifications

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." As a result of the application of FAS 144 and the classification of the Energy Services and Products business unit, OSCA, and the Fine Chemicals portion of the Performance Chemicals business unit as discontinued operations (see Note 6), the Company was required to restate its consolidated financial position, results of operations and cash flows for all periods presented.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Income (loss)—Continuing Operations:
Reported income (loss)—continuing operations	$13.7	$(98.3)	$40.9	$(140.4)
Add: Goodwill amortization, net of related income taxes	—	1.4	—	3.8

Adjusted income (loss)—continuing operations	$13.7	$(96.9)	$40.9	$(136.6)

Basic and Diluted Earnings Per Share:
Reported income (loss) per share—continuing operations	$0.27	$(1.95)	$0.81	$(2.79)
Add: Goodwill amortization, net of related income taxes	—	0.03	—	0.08

Adjusted income (loss) per share—continuing operations	$0.27	$(1.92)	$0.81	$(2.71)

        The Company has completed the transitional impairment tests required by FAS 142. In connection with that review, the Company determined that the fair values of its reporting units exceeded the carrying value of those reporting units as of January 1, 2002. Accordingly, no impairment loss was recognized as a result of adopting

FAS 142. The Company will complete the annual impairment tests required by FAS 142 in the fourth quarter of 2002.

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

NOTE 3: Income Taxes

        A reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate is as follows:

	Nine Months Ended September 30,
	2002	2001
U.S. federal income tax rate	35.0%	(35.0)%
Changes resulting from:
State income taxes	1.0	0.6
International operations	5.0	(1.0)
Nondeductible goodwill	—	3.1
Change in valuation allowance	(1.0)	6.2
Low income housing credit	(4.4)	(1.0)
Other	(4.6)	2.9

Effective income tax rate	31.0%	(24.2)%

NOTE 4: Comprehensive Income (Loss)

        Comprehensive income (loss) for the three and nine months ended September 30 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income (loss)	$13.0	$(106.6)	$117.4	$(240.1)
Change in fair value of derivatives, net of tax	1.5	(1.4)	(0.3)	(1.4)
Currency translation adjustment	1.5	28.1	35.3	(14.2)

Comprehensive income (loss)	$16.0	$(79.9)	$152.4	$(255.7)

NOTE 5: Earnings Per Share

        The computation of basic and diluted earnings per share is determined by dividing net income as reported as the numerator, by the number of shares included in the denominator as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Denominator for basic earnings per share (weighted-average shares)	50.2	50.3	50.2	50.3
Effect of dilutive securities	0.1	—	0.1	—

Denominator for diluted earnings per share	50.3	50.3	50.3	50.3

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

        During the second quarter of 2002, management, with approval of the Board of Directors, committed to a plan to divest the Company's Fine Chemicals business, previously a part of the Performance Chemicals business unit. The Company is now engaged in efforts to sell the net assets of the Fine Chemicals business. As a result of these actions, the Company has reflected the Fine Chemicals business as discontinued operations for all periods presented.

        The operating results from discontinued operations presented in the accompanying consolidated statements of operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net sales
OSCA	$—	$48.5	$58.1	$134.2
Fine Chemicals	13.0	10.9	36.5	48.5

	13.0	59.4	94.6	182.7
Special charges—Fine Chemicals	(0.3)	(6.9)	(26.7)	(118.2)
Operating income (loss)
OSCA	—	7.2	(16.3)	17.4
Fine Chemicals	(0.9)	(13.9)	(36.6)	(144.2)

	(0.9)	(6.7)	(52.9)	(126.8)
Gain on sale of subsidiary stock—OSCA	—	—	175.4	9.4
Interest income (expense)—net	—	(0.3)	(0.5)	(1.0)
Other income (expense)—net	—	(1.4)	3.5	(8.2)

Income (loss) before income taxes	(0.9)	(8.4)	125.5	(126.6)
Income taxes (credit)	(0.2)	(0.1)	49.0	(26.9)

Income (loss) from discontinued operations	$(0.7)	$(8.3)	$76.5	$(99.7)

        Included in special charges for the Fine Chemicals business for the three months ended September 30, 2002 are $0.3 million of severance accruals. Special charges for the Fine Chemicals business for the nine months ended September 30, 2002 include $22.9 million of fixed asset impairment charges and $3.8 million of severance accruals. These charges were recorded in conjunction with the preparation of the Fine Chemicals business for sale. Fine Chemicals special charges for the three months ended September 30, 2001 of $6.9 million consisted of $5.5 million of fixed asset impairments and $1.4 million of severance accruals. Fine Chemicals special charges for the nine months ended September 30, 2001 of $118.2 million consisted of $105.9 million of asset impairments, including $21.9 million of fixed asset impairments and $84.0 million of impaired goodwill, $6.0 million of severance accruals, $5.0 million of plant closure and environmental costs and $1.3 million of other costs. The prior year charges were undertaken as a part of a detailed repositioning plan approved by the Company's Board of Directors in 2001.

        Also included in 2002 operating income for the nine months ended September 30, 2002 for Fine Chemicals are $3.7 million of inventory write-downs. Fine Chemicals operating income for the nine months ended September 30, 2001 includes $17.6 million of inventory write-downs recorded as a part of the 2001 repositioning plan.

        The assets and liabilities held for sale from discontinued operations related to OSCA and Fine Chemicals presented in the accompanying consolidated balance sheets are comprised of:

	September 30, 2002	December 31, 2001
Current Assets:
Cash and cash equivalents	$2.8	$16.2
Accounts receivable, less allowances of $— and $0.6, respectively	9.3	57.1
Inventories	12.7	47.5
Prepaid expenses and other current assets	6.7	2.5

Total current assets	$31.5	$123.3

Non-Current Assets:
Plant and equipment, net	$12.8	$88.5
Goodwill and other assets	—	1.9

Total non-current assets	$12.8	$90.4

Current Liabilities:
Accounts payable and accrued expenses	$3.1	$36.9
Accrued special charges	13.3	11.7
Current portion, long-term debt	—	0.2

Total current liabilities	$16.4	$48.8

Non-Current Liabilities:
Long-term debt, less current portion	$—	$27.0
Other non-current liabilities	7.5	2.5

Total non-current liabilities	$7.5	$29.5

Minority Interest	$—	$36.8

        As of September 30, 2002, $4.0 million of the $26.7 million of special charges recorded in 2002 and $9.3 million of the $111.3 million of special charges recorded in 2001 remain to be spent. The major components of the remaining reserves relate to severance and plant closure and environmental costs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net Sales by Segment to External Customers:
Polymer Additives	$158.2	$135.3	$460.4	$450.5
Performance Chemicals	59.8	54.9	165.4	198.0
Water Treatment	140.0	127.7	443.4	413.4

Total sales of reportable segments	358.0	317.9	1,069.2	1,061.9
Corporate and Other	2.6	3.1	4.9	7.6

	$360.6	$321.0	$1,074.1	$1,069.5

Segment Profit (Loss):
Polymer Additives	$2.2	$(44.4)	$10.6	$(51.1)
Performance Chemicals	15.1	9.3	37.5	50.6
Water Treatment	19.8	10.1	73.1	53.6

Total profits of reportable segments	37.1	(25.0)	121.2	53.1
Corporate and Other	(7.4)	(10.1)	(28.9)	(30.6)
Special charges	0.4	(71.4)	(1.3)	(144.0)

Operating Income (Loss)	30.1	(106.5)	91.0	(121.5)
Interest income (expense)—net	(6.2)	(7.5)	(21.8)	(24.9)
Other income (expense)—net	(4.3)	(11.3)	(9.9)	(38.8)

Income (loss) before income taxes	$19.6	$(125.3)	$59.3	$(185.2)

	September 30, 2002	December 31, 2001
Segment Assets:
Polymer Additives	$781.3	$711.4
Performance Chemicals	171.3	159.9
Water Treatment	385.1	393.4
Corporate and Other	304.0	210.6

	$1,641.7	$1,475.3

        The increase in Polymer Additives assets reflects the impact of higher sales volumes on working capital. Polymer Additives assets also reflect the strengthening of the Euro and the British Pound against the U.S. dollar as a significant amount of these assets are located in Europe. Corporate assets at September 30, 2002 reflect higher cash and cash equivalent balances. Results of the Fine Chemicals business have been reclassified from Performance Chemicals to discontinued operations.

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

        Participation in the above programs did not provide the Company with immunity from civil liability, including restitution claims. Ten federal purported class action lawsuits and five California purported class action lawsuits were filed against the Company, each claiming treble damages. These suits claimed, among other things, that the Company conspired with others in violation of the antitrust laws regarding the pricing of bromine and brominated products. The federal lawsuits were consolidated in the District Court for the Southern District of Indiana. Over the Company's opposition, the District Court certified a class of direct purchasers of brominated diphenyl oxides and their blends, tetrabromobisphenol A and its derivatives and all methyl bromide products in the United States between January 1, 1995 and April 30, 1998. The Seventh Circuit denied the Company's application for an interlocutory appeal of the certification order.

        On September 10, 2002, the Company agreed to settle all of the federal class actions, subject to an option on the part of the Company to withdraw from the settlement, which option has now expired without being exercised, and subject to approval by the federal court. The settlement agreement affects direct purchasers from Great Lakes of brominated diphenyl oxides (decabromodiphenyl oxide, octabromodiphenyl oxide and pentabromodiphenyl oxide) and their blends, tetrabromobisphenol-A and its derivatives and all methyl bromide products and their derivatives in the United States between January 1, 1995 and April 30, 1998. The Company agreed to a $4.1 million cash payment and $2.6 million in vouchers for the future purchase of decabromodiphenyl oxide and/or tetrabromobisphenol-A, to be distributed to class members. The settlement will be presented to the federal court for approval during the fourth quarter 2002. The settlement has been reflected in third quarter 2002 as a reduction to litigation reserves previously recorded in prior periods.

        The California cases purport to allege violations of California competition laws and were stayed pending resolution of the federal cases. The cases are not impacted by the federal settlement. The Company has denied that they were legitimately filed as class actions, denies all liability and intends to defend the cases vigorously.

        OSCA, the interest that the Company divested to BJ Services Company as of May 31, 2002, is a party to certain pending litigation regarding a blowout of a well in the Gulf of Mexico operated by Newfield Exploration Company. In the lawsuit, the plaintiffs claimed that OSCA and the other defendants breached their contracts to perform work-over operations on the well and were negligent in performing those operations. On April 4, 2002, a jury reached a verdict on those claims, finding OSCA and the other defendants responsible for those claims and finding OSCA's share of the damages to be approximately $13.3 million. In connection with the lawsuit, the Company asserted claims against its insurers and insurance brokers in support of insurance coverage for this incident. A related trial on these insurance coverage claims is being conducted by the submission of legal briefs. The court has not yet entered a final judgment on the liability claims and the Company does not expect final judgment to be entered until completion of the related insurance trial. Pursuant to an indemnification agreement between the Company and BJ Services entered into at the time of the sale of OSCA (see Note 6), Great Lakes has agreed to pay BJ Services, a certain percentage of any uninsured cash damages in excess of a certain amount paid by OSCA upon any settlement or final determination of this pending litigation. During the second quarter of 2002, a $9.0 million reserve was recorded for this indemnification liability and continues to be included in discontinued operations at September 30, 2002.

        While it is not possible to predict or determine the outcome of the various lawsuits and claims as described above, the Company believes that the unreserved costs associated with all such matters will not have a material adverse effect on its consolidated results of operation, financial position, or liquidity.

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

        With respect to the Albemarle case, the Company believes that the allegations of the complaints are without basis factually or legally, and intends to defend the cases vigorously. While management is unable to determine whether the outcome of the legal actions will have a material adverse effect on the results of operations in any particular period, management does not believe that the outcome will have a material adverse effect on the Company's consolidated financial position or liquidity.

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

        The Company provides reserves for environmental liabilities that management considers probable for which a reasonable estimate of the liability can be made. Accordingly, the Company's reserves for environmental liabilities related to continuing operations, including reserves associated with restructuring charges, were approximately $47.2 million and $53.6 million at September 30, 2002 and December 31, 2001, respectively. The Company does not believe that the unreserved costs, if any, associated with environmental liabilities will have a material adverse effect on its consolidated results of operations, financial position, or liquidity.

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

        The following table sets forth the percentage relationship to net sales of certain income statement items for the Company's continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net Sales	100.0%	100.0%	100.0%	100.0%
Gross Profit	23.3	6.6	23.8	18.1
Selling, General and Administrative Expenses	15.1	17.6	15.2	16.0
Special Charges (Credit)	(0.1)	22.2	0.1	13.5

Operating Income (Loss)	8.3	(33.2)	8.5	(11.4)
Interest Income (Expense)—net	(1.7)	(2.3)	(2.0)	(2.3)
Other Income (Expense)—net	(1.2)	(3.5)	(0.9)	(3.6)

Income (Loss) before Income Taxes	5.4	(39.0)	5.6	(17.3)
Income Taxes (Credit)	1.6	(8.4)	1.7	(4.2)

Income (Loss)	3.8%	(30.6)%	3.9%	(13.1)%

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

        Net sales increased to $360.6 million or 12% from $321.0 million in the prior year. Sales volume increases across all business units more than offset lower selling prices in the Polymer Additives and Performance Chemicals business units. While sales volumes for the Company increased 12% in the quarter, the effects of pricing and foreign exchange fluctuations were offsetting. Pricing was down 2% while foreign exchange fluctuations increased sales by a corresponding 2%.

        Gross profit margins increased to 23.3% from 6.6% in the prior year. Excluding inventory write-downs of $8.3, environmental remediation costs of $24.5 million, $4.6 million of announced plant shutdown operating inefficiencies and $1.0 million of contract cancellation costs taken in 2001, gross profit margins increased to 23.3% from 18.6%. The increase in gross margin reflects higher sales volumes, the benefits of focused productivity efforts and lower raw material costs, which more than offset lower selling prices.

        Selling, general and administrative expenses decreased $2.2 million to $54.3 million, reflecting the benefits of repositioning efforts undertaken in 2001 and lower information technology and legal spending. As a percent of net sales, these expenses decreased from 17.6% to 15.1%.

        Operating income (loss) increased $136.6 million to $30.1 million of income from a loss of $(106.5) million in the prior year. Excluding the impact of special charges (credits) and repositioning activities, operating income increased $25.5 million from $4.2 million in 2001 to $29.7 million in 2002. The increase in operating income reflects the above-mentioned increase in sales and gross profit margins combined with reduced selling, general and administrative expenses.

        Interest income (expense)—net decreased $1.3 million year over year reflecting reduced net debt levels and higher cash balances in the current year and the effects of an interest rate swap entered into during the first quarter of 2002.

        Other income (expense)—net decreased $7.0 million from a net other expense of $(11.3) million in the prior year to a net other expense of $(4.3) million. Other income (expense) in 2002 includes $2.1 million of fixed assets write-downs net of a reversal of ($2.7) million for litigation and other settlements. Other income (expense) in 2001 includes one-time charges of $4.8 million, which consist of $3.5 million of fixed asset write-downs and $1.3 million of other costs. In addition, as of January 1, 2002, the Company ceased amortization of goodwill in accordance with the adoption of FAS 142 (see Note 2 to the Consolidated Financial Statements). Excluding the $2.1 million (pre-tax) of goodwill amortization expense recognized in the third quarter of 2001, as well as the net reversal and charges in 2002 and 2001 of ($0.6) and $4.8 million, other income (expense)—net increased $0.5 million. This increase reflects higher unconsolidated affiliate earnings in the prior year.

        Income taxes (credit) were 30.1% and (21.5)% of income (loss) before taxes for 2002 and 2001, respectively.

        Income from continuing operations was $13.7 million or $0.27 per share in 2002, as compared to $(98.3) million or $(1.95) per share in 2001.

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

        Net sales increased to $1,074.1 million from $1,069.5 million in the prior year. Strong volume gains reported by the Water Treatment and Polymer Additives businesses were offset by lower sales in Performance Chemicals related to the Fluorine business and lower selling prices in Polymer Additives and Performance Chemicals. For the Company as a whole, sales volumes increased 3% while pricing was down 3% and acquisitions added 1%.

        Gross profit margins increased to 23.8% from 18.1% in the prior year. Excluding inventory write-downs of $14.5 million, environmental remediation costs of $24.5 million, $4.6 million of announced plant shutdown operating inefficiencies, and $1.0 million of contract cancellation costs taken in 2001, gross profit margins increased to 23.8% from 22.3%. The gross margin increase reflects the benefits of productivity gains and lower raw material costs, which more than offset the impact of lower sales volumes in Performance Chemicals and reduced selling prices in Polymer Additives and Performance Chemicals.

        Selling, general and administrative expenses decreased $7.6 million to $163.3 million and as a percent of net sales decreased to 15.2% from 16.0% year over year. The decrease reflects the benefits of repositioning efforts undertaken in the second half of 2001 as well as lower information technology and legal spending. Included in 2001 are $0.9 million of accounts receivable write-offs related to repositioning activities.

        Operating income (loss) increased $212.5 million to $91.0 million of income from a loss of $(121.5) million in the prior year. Excluding the impact of special charges and repositioning activities, operating income (loss) increased $24.3 million from $68.0 million in 2001 to $92.3 million in 2002. As a percent of sales, operating income increased from 6.4% to 8.6%. This reflects higher sales volumes, productivity efforts, lower raw material costs, and a $7.6 million decrease in selling, general and administrative expenses, which more than offset lower selling prices.

        Interest income (expense)—net decreased $3.1 million year over year reflecting reduced net debt levels in the current year and the effects of an interest rate swap entered into during the first quarter of 2002.

        Other income (expense)—net decreased $28.9 million from a net other expense of $(38.8) million in the prior year to a net other expense of $(9.9) million. Other income (expense) in 2002 includes $4.6 million of fixed asset write-downs net of a reversal of ($2.7) million for litigation and other settlements. Other income (expense) in 2001 includes one-time charges of $29.7 million, which consist of $10.7 million of fixed asset write downs, the write-off of a note receivable of $11.6 million, charges of $6.1 million for litigation and other settlements and $1.3 million of other costs. In addition, as of January 1, 2002, the Company ceased amortization of goodwill in accordance with the adoption of FAS 142 (see Note 2 to the Consolidated Financial Statements). Excluding the $5.5 million (pre-tax) of goodwill amortization expense recognized in the first three quarters of 2001, as well as the reversals and one-time charges in 2002 and 2001, other income (expense)—net increased $4.4 million. Net other (expense) in 2001 benefited from higher earnings from unconsolidated affiliates and higher foreign exchange gains.

        Income taxes (credit) were 31.0% and (24.2)% of income (loss) before taxes for 2002 and 2001, respectively.

        Income (loss) from continuing operations was $40.9 million or $0.81 per share in 2002, as compared to $(140.4) million or $(2.79) per share in 2001.

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

	Third Quarter		Year-to-Date
	2002	2001	2002	2001
Net Sales	$158.2	$135.3	$460.4	$450.5
Operating Income (Loss)	$2.2	$(44.4)	$10.6	$(51.1)

        Third quarter net sales increased 16.9% to $158.2 million from $135.3 million one year ago while year-to-date sales increased 2.2% to $460.4 million. Strong year over year volume growth evident in the second quarter continued into the third quarter. The higher volumes were offset in part by lower selling prices.

        Operating income (loss) increased $46.6 million and $61.7 million to $2.2 million and $10.6 million for the third quarter and year-to-date, respectively. Excluding special charges, inventory write-downs, and other charges taken in the prior year quarter of $29.6 million and prior year-to-date of $33.3 million, operating income (loss) increased $17.0 million and $28.4 million for the third quarter and year-to-date, respectively. These increases reflect higher sales volumes, productivity gains, lower raw material costs and the benefits of repositioning activities undertaken in 2001, which more than offset lower selling prices.

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

	Third Quarter		Year-to-Date
	2002	2001	2002	2001
Net Sales	$59.8	$54.9	$165.4	$198.0
Operating Income	$15.1	$9.3	$37.5	$50.6

        Net sales increased $4.9 million or 8.9% in the third quarter, reflecting an upswing in volumes in the Fluorine and Bromine Intermediates businesses. Net sales, however, decreased $32.6 million or 16.5% year-to-date as compared to the same period in the prior year. This year-to-date decrease reflects the slowing in information technology infrastructure and telecommunications spending beginning in the second quarter of 2001, which affected sales volumes in the Fluorine business.

        Operating income (loss) increased $5.8 million or 62.4% to $15.1 million in the third quarter, but decreased $13.1 million or 25.9% to $37.5 million year-to-date compared to prior year. Excluding special charges and inventory write-downs of $5.0 million and $7.5 million in the prior year quarter and prior year-to-date, respectively, operating income (loss) increased $0.8 million or 5.6% for the third quarter, reflecting the higher sales, but decreased $20.6 million or 35.5% year-to-date. The decrease in year-to-date operating income reflects the decline in sales volumes and lower selling prices versus last year combined with the impact of unabsorbed manufacturing costs in the first two quarters of the year.

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

	Third Quarter		Year-to-Date
	2002	2001	2002	2001
Net Sales	$140.0	$127.7	$443.4	$413.4
Operating Income	$19.8	$10.1	$73.1	$53.6

        Water Treatment net sales increased 9.6% to $140.0 million and 7.3% to $443.4 in the third quarter and year-to-date from $127.7 million and $413.4 million in the prior year, respectively. Customer acceptance of important new technologies drove the year over year increases in sales volumes while selling prices remained flat.

        Operating income increased from $10.1 million and $53.6 million in 2001 to $19.8 million and $73.1 million in 2002 for the third quarter and year-to-date, respectively. These increases reflect higher sales volumes noted above combined with the impact of productivity gains and process improvements and lower raw material costs.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents at September 30, 2002 were $232.1 million, which is an increase of $176.6 million from year-end and an increase of $19.7 million from the previous year third quarter.

        Cash provided by operating activities—continuing operations for the nine months ended September 30, 2002 was $76.0 million compared to $125.4 million in the prior year. Cash provided by operating activities in 2001 benefited from a higher level of cash provided by working capital improvements.

        Cash used for investing activities—continuing operations for the nine months ended September 30, 2002 was $36.0 million, which is a decrease of $99.9 million from the cash used for investing activities in the prior year period. The decrease reflects the Company's emphasis on controlling capital expenditures, which were $61.2 million lower than in the prior year. The prior year period also includes the acquisition of the optical monomers business.

        Financing activities—continuing operations used $84.1 million of cash in the current nine-month period compared to a use of cash of $30.1 million in the previous year period. Net repayments of outstanding borrowings increased $53.3 million from net repayments of $17.6 million in the prior year to $70.9 million in the current year. Dividends were consistent with previous year levels.

        In addition, as described in Note 6, the Company received net cash proceeds from the sale of OSCA of approximately $200 million in the second quarter of 2002. The proceeds from the sale of OSCA and the related gain from the transaction have been reflected in the Consolidated Statements of Cash Flows as operating and financing activities from discontinued operations, respectively. These proceeds were used to reduce the Company's debt position as reflected in the increase in net repayments on borrowings noted above and to increase cash and cash equivalents from year-end.

        The Company anticipates that cash provided by operating activities in the future will be sufficient to fund its operating expenses, debt service obligations, dividend payments to common shareholders and capital expenditures.

        Long-term debt, less current portion, decreased $67.3 million from year-end to $433.5 million at September 30, 2002, reflecting the activity noted above. Net debt to capital at September 30, 2002 was 22% which is a 21 percentage point decrease from year-end.

        Capital spending for the third quarter and year-to-date amounted to $15.3 million and $47.9 million, respectively, which was in line with budget. Spending for the year is expected to be approximately $75 million.

        In addition, on October 3, 2002, the Company renewed the 364-day portion of its unsecured revolving credit facility established on October 4, 2001, subject to certain conditions. Under the combined facility, the Company may borrow up to $462.5 million. The facility is used to support the Company's commercial paper program and for general corporate purposes. The facility contains certain covenants that include, among others, requirements for a maximum ratio of debt to EBITDA, as defined in the agreement. Interest on borrowings outstanding under the agreement is based upon a variable rate tied to LIBOR.

        As a result of continuing declines in interest rates and the market value of the assets held in the Company's defined benefit pension plans, the Company believes that it will be required to record a minimum pension liability as of December 31, 2002 and that the pension expense for 2003 will be significantly increased. The minimum pension liability reflects the amount by which the plans' accumulated benefit obligations exceed the value of the plans' assets less amounts previously accrued for pension costs. While the amount of minimum pension liability and 2003 pension expense will be finalized based on actuarial calculations in the fourth quarter of 2002, the Company anticipates that the minimum pension liability to be recognized at December 31, 2002 will be approximately $46 million ($32 million, net of tax) as a charge to stockholder's equity, and pension expense will increase approximately $7 to $8 million in 2003.

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

        In the second quarter of 2002, an additional charge of $1.7 million (net of reversals) was recorded due to changes in estimates relating to the 2001 restructuring plan. In the third quarter of 2002, an additional $(0.4) was reversed due to changes in estimates. Net special charges related to the 2001 restructuring plan and included in 2001 and 2002 operations total $154.9 million.

        A progression of the reserve balance in continuing operations to September 30, 2002 by business unit is as follows:

Description	Reserve Balance at December 31, 2001	2002 Charges	2002 Reversals	2002 Activity	Reserve Balance at September 30, 2002
Asset Impairments:
Polymer Additives	$—	$3.6	$(0.4)	$(3.2)	$—
Severance Costs:
Polymer Additives	16.4	—	(1.0)	(8.5)	6.9
Performance Chemicals	0.2	—	—	(0.1)	0.1
Water Treatment	0.1	—	—	(0.1)	—
Corporate	1.7	—	—	(1.2)	0.5

	18.4	—	(1.0)	(9.9)	7.5
Plant Closure and Environmental:
Polymer Additives	15.4	0.2	(0.8)	(4.4)	10.4

	15.4	0.2	(0.8)	(4.4)	10.4
Other (Corporate)	2.1	—	(0.3)	(1.1)	0.7

	$35.9	$3.8	$(2.5)	$(18.6)	$18.6

        As of September 30, 2002, $18.6 million of the $154.9 million charge remains. The major components of this remaining reserve relate to severance and plant closure costs for the two plant closures and the shutdown of an unprofitable product line. The majority of the severance costs are expected to be paid out by the end of 2002 and the plant closure and environmental costs by 2005.

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

        A progression of the reserve balance to September 30, 2002 by business unit is as follows:

Description	Reserve Balance at December 31, 2001	2002 Activitiy	Reserve Balance at September 30, 2002
Severance Costs—Polymer Additives	$0.2	$(0.1)	$0.1
Plant Closure and Environmental—Polymer Additives	4.5	(0.5)	4.0

	$4.7	$(0.6)	$4.1

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

        In the first quarter of 2002, the Company entered into a fixed-to-variable interest rate swap to manage interest expense on $75 million of fixed-rate debt. A 1% increase in interest rates would reduce pre-tax income for the three and nine months ended September 30, 2002 by $0.2 million and $0.6 million, respectively. There were no interest rate swaps in place for the three and nine months ended September 30, 2001. Actual changes in rates may differ from the assumptions used in computing this exposure.

        There have been no other significant changes in the foreign exchange, interest rate or natural gas price risk management from the information provided in the Company's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

ITEM 4.    Controls and Procedures

        Within the 90 days prior to the filing of this report, management, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective, in all material respects, in ensuring that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on a timely basis.

        There have been no significant changes in the Company's internal controls or in other factors subsequent to the date of the evaluation that could significantly affect these controls.

PART II.    Other Information

ITEM 1.    Legal Proceedings

        In 1998, the Company self-reported certain business practices that raised questions under anti-trust laws to the United States Department of Justice (DOJ) and European Union amnesty programs. Participation in these programs did not provide the Company with immunity from civil liability, including restitution claims. Ten federal purported class action lawsuits and five California purported class action lawsuits were filed against the Company, each claiming treble damages. These suits claimed, among other things, that the Company conspired with others in violation of the antitrust laws regarding the pricing of bromine and brominated products. The federal lawsuits were consolidated in the District Court for the Southern District of Indiana. Over the Company's opposition, the District Court certified a class of direct purchasers of brominated diphenyl oxides and their blends, tetrabromobisphenol A and its derivatives and all methyl bromide products in the United States between January 1, 1995 and April 30, 1998. The Seventh Circuit denied the Company's application for an interlocutory appeal of the certification order.

        On September 10, 2002, the Company agreed to settle all of the federal class actions, subject to an option on the part of the Company to withdraw from the settlement, which option has now expired without being exercised, and subject to approval by the federal court. The settlement agreement affects direct purchasers from Great Lakes of brominated diphenyl oxides (decabromodiphenyl oxide, octabromodiphenyl oxide and pentabromodiphenyl oxide) and their blends, tetrabromobisphenol-A and its derivatives and all methyl bromide products and their derivatives in the United States between January 1, 1995 and April 30, 1998. The Company agreed to a $4.1 million cash payment and $2.6 million in vouchers for the future purchase of decabromodiphenyl oxide and/or tetrabromobisphenol-A, to be distributed to class members. The settlement will be presented to the federal court for approval during the fourth quarter 2002. The settlement has been reflected in third quarter 2002 results as an adjustment to litigation reserves.

ITEM 6.    Exhibits and Reports on Form 8-K

(a)
Exhibits filed as part of the report are listed below:

  (99)(i)(a)    Statement of Chief Executive Officer

  (99)(i)(b)    Statement of Chief Financial Officer

(b)
None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 8, 2002	By:	/s/ WILLIAM L. SHERWOOD William L. Sherwood Vice President and Corporate Controller

I, Mark P. Bulriss, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Great Lakes Chemical Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:	November 8, 2002	/s/ MARK P. BULRISS Mark P. Bulriss, Chief Executive Officer

I, John J. Gallagher III, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Great Lakes Chemical Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:	November 8, 2002	/s/ JOHN J. GALLAGHER III John J. Gallagher III, Chief Financial Officer

QuickLinks

INDEX TO SEPTEMBER 30, 2002 FORM 10–Q
PART I.—Financial Information
  ITEM 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and Other Matters
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 4. Controls and Procedures
  PART II. Other Information
  ITEM 1. Legal Proceedings
  ITEM 6. Exhibits and Reports on Form 8-K
  SIGNATURES