Form 10-K
period 2002-12-31
GREAT LAKES CHEMICAL CORP
filed 2003-03-10
CIK 43362

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to

Commission file number 1-6450

GREAT LAKES CHEMICAL CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	95-1765035 (IRS Employer Identification No.)

500 EAST 96TH STREET, SUITE 500
INDIANAPOLIS, INDIANA 46240
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code 317-715-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common stock, $1.00 par value	Name of each exchange on which registered New York Stock Exchange Pacific Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for the past 90 days.    Yes    ☒    No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes    ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

As of June 28, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,329,445,286 based on the last reported sales price on the New York Stock Exchange.

As of March 3, 2003, 50,200,485 shares of the registrant's stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on May 1, 2003 are incorporated by reference into Part III.

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

Great Lakes is a customer-focused supplier of innovative specialty chemical solutions and consumer products. The Company serves customers and markets through a global network of integrated sales, production, research, technical service and distribution facilities. The Company is organized into three global business units:

Polymer Additives  - The Polymer Additives business unit is a leading developer, producer and marketer of bromine-, phosphorus- and antimony-based flame retardants and synergists; value-added antioxidants; UV absorbers; light stabilizers; performance additives and fluids; and optical monomers. These compounds are integrated into customer solutions that resist ignition and ensure the stability of products during processing or while in use.

Performance Chemicals  - The Performance Chemicals business unit is a collection of individual businesses that apply their expertise in fire suppression for mission critical and high-value assets; fluorinated intermediates; bromine and brominated intermediates; soil, crop and pest control; and all phases of nonclinical toxicological testing. As a result of the Company's decision in 2002 to sell its Fine Chemicals business, which provides complex chemical synthesis and process development for the pharmaceutical and agrochemical markets, the net assets of Fine Chemicals have been reclassified as assets held for sale, with operating results reported in Discontinued Operations for all periods presented

Water Treatment  - The Water Treatment business unit is the world's premier formulator of water treatment biocides and related specialty chemicals for recreational and commercial pools and spas. This business unit extends innovative recreational water treatment products across the value chain to mass merchants, wholesale distributors, specialty store owners and retail customers. Its bromine-based biocides and proprietary polymer-based antiscalants, corrosion inhibitors, dispersants, antifoam, hydantoin derivatives, formulated oxidizers and biocide dispensing equipment are used by industrial customers in global cooling processing, industrial and municipal wastewater, pulp and paper, food processing and desalination industries.

Segment data for the Company's operations for the three years ended December 31, 2002 are presented in Note 15 to the Consolidated Financial Statements.

PRODUCTS AND SERVICES

The following is a list of the principal products and services, markets and production facilities of the Company:

POLYMER ADDITIVES

Products and Services	Principal Markets	Production Facilities

Flame Retardants
Bromine-, phosphorus- and antimony-based flame retardants and synergists marketed under the trade names Firemaster®, Kronitex®, Reofos®, Reogard®, Ongard®, Oncor™, Pyrobloc®, Smokebloc® and Timonox®, as well as flame retardant physical for compounds and blends sold under the trade name Fyrebloc®	Building and construction materials; electrical components; wire and cable; information technology and consumer equipment including computers, television cabinetry and textiles; printed wiring boards; automotive applications; and polymer processing	El Dorado, AR; Reynosa, Mexico; Newton Aycliffe, U.K.; Trafford Park (Manchester), U.K.
Polymer Stabilizers
Antioxidants, UV absorbers, light stabilizers, marketed under the trade names Alkanox®, Anox™, Lowilite® and Lowinox®; non-dusting blends sold under the trade name Anox™ NDB™; and optical monomers	Fibers, cables, household appliances, communications equipment, computer and business machines, automotive, packaging, textiles, building and construction, cosmetics and optical lenses	Newport, TN; Pasadena, TX; Catenoy, France; Waldkraiburg, Germany; Pedrengo, Italy; Ravenna, Italy; Pyongtaek, Korea

PERFORMANCE CHEMICALS

Products and Services	Principal Markets	Production Facilities

Agricultural Products
Methyl bromide	Soil, crop and structural pest control	El Dorado, AR
Bromine Intermediates
Bromine, bromine derivatives and bromine-based specialty chemicals	Electronics, photographic papers and films, rubber compounds, detergents and pharmaceuticals	El Dorado, AR; Amlwch, U.K.
Fire Suppression
FM-200® fire suppression agent	Information technology including computer and control rooms; telecommunications and emergency response centers; transportation such as airplanes, military vehicles and marine vessels; medical equipment; laboratories; hazardous and flammable liquid storage facilities; document vaults and archives; and art galleries and museums	El Dorado, AR
Fluorine Specialties
Organo-fluorine compounds and fluorinated intermediates	Refrigerants, pharmaceuticals and automotive components	El Dorado, AR
Toxicological Services
All phases of nonclinical toxicological testing and bioanalytical services; design of specialized toxicological, metabolic and analytical chemistry programs	Pharmaceutical, chemical and biotechnology industries	Ashland, OH
Fine Chemicals (classified as discontinued operations)
Specialty and fine chemical intermediates	Pharmaceuticals and agrochemicals	Halebank, U.K.; Holywell, U.K.

WATER TREATMENT

Products and Services	Principal Markets	Production Facilities

Recreational (BioLab Inc.)
Water treatment sanitizers AquaBrom®, AquaChem®, Bayrol®, BioGuard®, Guardex®, Hydrotech™, Miami®, OMNI™, Pool Season™, Pool Time®, Spa Guard®, Sun® and Vantage®; algicides, biocides oxidizers, pH balancers, mineral balancers and specialty chemicals	Pool and spa dealers and distributors, mass market retailers, residential and commercial pools, pool service companies, residential and commercial builders	Conyers, GA; Lake Charles, LA; Adrian, MI; Melbourne, Australia; Toronto, Canada; Le Chambre, France; Barbera Del Valles, Spain; Kyalami, South Africa; Andoversford, U.K.
Industrial (BioLab Water Additives)
Antiscalants, biocides, corrosion inhibitors, dispersants, antifoams, hydantoin derivatives, formulated oxidizers and biocide dispensing equipment	Industrial cooling water treatment, industrial and municipal wastewater treatment, municipal desalination, pulp and paper processing, food processing and preservative intermediates	Adrian, MI; El Dorado, AR; Conyers, GA; Trafford Park (Manchester), U.K.

RAW MATERIALS

The sources of essential raw materials for bromine are the brine from Company-owned wells in Arkansas and a sea water extraction plant in Europe. The Arkansas properties are located atop the Smackover lime deposits, which constitute a vast underground sea of bromine-rich brine. The 35-mile area between El Dorado and Magnolia, Arkansas, provides the best known geological location for bromine production in the United States, and both major domestic bromine manufacturers are located in this area. Based on projected production rates, the Company's brine reserves are estimated to be adequate.

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

INTERNATIONAL OPERATIONS

Great Lakes has a significant presence in foreign markets, principally Western Europe and Asia. Approximately one-third of the Company's assets and sales are outside the United States. The geographic segment data is set forth in Note 15, "Segment Information," of the Notes to Consolidated Financial Statements.

CUSTOMERS AND DISTRIBUTION

During the last three years, no single customer accounted for more than 10% of Great Lakes' total consolidated sales. The Company has no material contracts or subcontracts with government agencies. A major portion of the Company's sales are to industrial or commercial businesses for use in the production of other products. Some products, such as recreational water treatment chemicals and supplies, are sold to a large number of retail pool stores, mass merchandisers and distributors. Some export sales are marketed through distributors and brokers.

The Company's business does not normally reflect any significant backlog of orders.

COMPETITION

Great Lakes is in competition with businesses producing the same or similar products, as well as businesses producing products intended for similar use. There is one other major bromine producer in the United States, which competes with the Company to varying degrees, depending on the product. In addition, the Company competes with only one major overseas manufacturer of bromine and brominated products, which competes with the Company's products primarily in Europe and Asia. Several small producers in the United States and overseas are competitors for several individual products. Furthermore, there are numerous manufacturers that compete with the Company by offering alternatives to Great Lakes products. In Polymer Stabilizers, the Company competes with a significantly larger supplier across this entire product line and with a number of smaller companies in individual product areas. Within Performance Chemicals, the Fluorine business competes with a global manufacturer producing similar products, as well as manufacturers with products intended for similar use. The Company's Water Treatment business competes with several manufacturers and distributors of swimming pool and spa chemicals.

Principal methods of competition are innovation, price, product quality and purity, technical services and service delivery. The Company is able to move quickly in providing new products to meet identified market demands. Management believes these factors, combined with highly qualified technical personnel, allow the Company to compete effectively.

SEASONALITY AND WORKING CAPITAL

The Company's products sold to the swimming pool industry exhibit some seasonality. The Company experiences higher sales and profits in the second and third quarters for pool products. Seasonality also requires that the Company build inventories for rapid delivery at certain times of the year. In particular, sales related to the pool product season require a build-up of inventory at the beginning of the year. Certain arrangements with mass market customers permit returns of unsold material at the end of a season. The effect of the these items on working capital and liquidity requirements is not material.

RESEARCH AND DEVELOPMENT, PATENTS AND TRADEMARKS

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

Research and development expenditures are described in Note 14, "Research and Development Expenses," of the Notes to Consolidated Financial Statements.

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

EMPLOYEES

The Company currently employs approximately 4,600 people, 40% of whom are employed outside the United States. Approximately 190 U.S. employees are represented by collective bargaining agreements. The Company maintains good employee relations and is currently in negotiations with its one union whose contract expires in the first quarter of 2003. While the Company has successfully completed its past labor negotiations without a work stoppage, it cannot predict the outcome of current or future contract negotiations.

AVAILABLE INFORMATION

The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports, are available free of charge on the Company's Internet website at http://www.greatlakes.com as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission.

ITEM 2.    Properties

The Company leases its principal executive offices in Indianapolis, Indiana, and owns its principal corporate facility in West Lafayette, Indiana. The Company operates 24 production facilities in 11 countries. The Company has distribution facilities at all of its manufacturing sites. Listed under "Item I. Business" above in the table captioned "Products and Services" are the production facilities by business unit. The Company's principal research facilities are in West Lafayette, Indiana; Decatur, Georgia; and Trafford Park (Manchester), U.K. Most principal locations are owned.

In addition, the Company owns or leases warehouses, distribution centers and office space for administrative and sales activities throughout the world. All of the Company's facilities are in good repair, suitable for the Company's businesses, and have sufficient capacity to meet present market demands at an efficient operating level.

ITEM 3.    Legal Proceedings

The Company has been cooperating with the United States Department of Justice (DOJ) and the European Commission since the spring of 1998 in their respective investigations of the bromine and brominated products industry. Both investigations were initiated after the Company self-reported to those agencies certain business practices that raised questions under antitrust laws. As a result of the Company's cooperation, the Company and its current directors and employees were accepted into the DOJ's amnesty program. Concurrently, the Company sought favorable treatment under a program in the European Union that also rewards self-reporting and cooperation. To the Company's knowledge, no proceedings have ever been instituted in the European Union in connection with the investigation.

The Company believes it has fully complied with all applicable conditions to date and has continued to cooperate with the DOJ in connection with certain follow-up matters arising out of the investigation, all of which are covered by the Company's acceptance into the amnesty program. Although, to the Company's knowledge, there have been no additional matters that have arisen in connection with the investigations, the Company intends to continue to be in full compliance with the DOJ and European Union programs.

There were ten federal purported class action lawsuits and five California purported class actions naming the Company, each claiming treble damages arising out of an alleged conspiracy concerning the pricing of bromine and brominated products. The federal lawsuits were consolidated in the District Court for the Southern District of Indiana, which, over the Company's opposition, certified a class of direct purchasers of certain brominated products.

On September 10, 2002, the Company agreed to settle all of the federal class actions. The settlement agreement affects direct purchasers from the Company of brominated diphenyl oxides (decabromodiphenyl oxide, octabromodiphenyl oxide and pentabromodiphenyl oxide) and their blends, tetrabromobisphenol-A and its derivatives and all methyl bromide products and their derivatives in the United States between January 1, 1995 and April 30, 1998. The Company agreed to a $4.1 million cash payment and $2.6 million in vouchers for the future purchase of decabromodiphenyl oxide and/or tetrabromobisphenol-A, to be distributed to class members. The settlement was reflected in the third quarter of 2002 as a reduction to litigation reserves previously recorded in prior periods.

Pursuant to the settlement agreement, the Company remitted the cash portion to an escrow account on November 8, 2002, subject to final approval of the settlement agreement by the federal court. After notice to class members, the federal court gave final approval to the settlement in January 2003. In addition, the plaintiffs submitted a plan of distribution for court approval. The plan included a form of voucher agreed to by the Company.

The California cases pending in the Superior Court for San Francisco County claim alleged violations of California competition laws and were stayed pending resolution of the federal cases. The cases are not impacted by the federal settlement. The Company has denied that the cases were legitimately filed as class actions, denies all liability and intends to defend the cases vigorously.

OSCA, the interest in which the Company divested to BJ Services Company as of May 31, 2002, is a party to certain pending litigation regarding a blowout of a well in the Gulf of Mexico operated by Newfield Exploration Company. In the lawsuit, the plaintiffs claimed that OSCA and the other defendants breached their contracts to perform work-over operations on the well and were negligent in performing those operations. On April 4, 2002, a jury reached a verdict on those claims, finding OSCA and the other defendants responsible for those claims and determining OSCA's share of the damages. In connection with the lawsuit, the Company asserted claims against its insurers and insurance brokers in support of insurance coverage for this incident. A related trial on these insurance coverage claims was conducted by the submission of legal briefs. Thereafter, the court issued its final judgments on the underlying liability claims and the insurance coverage claims, entering judgment against OSCA for a net amount of approximately $13.3 million plus interest, and finding that such amount was only partially covered by insurance. Pursuant to an indemnification agreement between the Company and BJ Services entered into at the time of the sale of OSCA (see Note 4 to the Consolidated Financial Statements), Great Lakes has agreed to pay BJ Services a certain percentage of any uninsured cash damages in excess of an amount paid by OSCA upon settlement or final determination of this pending litigation. As of December 31, 2002, the Company recorded a $9.0 million reserve in discontinued operations for this indemnification liability. Great Lakes and BJ expect to appeal some or all of the liability and insurance coverage decisions.

On May 28, 2002, Albemarle Corporation filed two complaints against the Company in the United States District Court for the Middle District of Louisiana, one alleging that the Company infringed on three process patents held by Albemarle Corporation relating to bromine vacuum tower technology, and the other alleging that the Company had infringed or contributed or induced the infringement of a patent relating to the use of decabromodiphenyl ethane as a flame retardant in thermoplastics. On a motion by the Company and over Albemarle's objection, the cases were consolidated. In addition, the Company has filed a counterclaim with the District Court in the flame retardant cases, alleging, among other things, that the Albemarle patent is invalid or was obtained as a result of inequitable conduct in the United States Patent and Trademark Office.

With respect to the Albemarle case, the Company believes that the allegations of the complaints are without basis factually or legally, and intends to defend the cases vigorously.

There are also various other lawsuits and claims, other than those mentioned above, pending against the Company and certain of its consolidated subsidiaries. While it is not possible to predict or determine the outcome of legal actions brought against the Company or the ultimate cost of these actions, the Company believes the costs associated with all such actions in the aggregate will not have a material adverse effect on its consolidated financial position, liquidity or results of operations. Furthermore, no director, officer or affiliate of the Company, or any associate of any director or officer is involved, or has a material interest in, any proceeding that would have a material adverse effect on the Company.

ITEM 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

PART II

ITEM 5.    Market for the Registrant's Common Equity and Related Stockholder Matters

The common stock of Great Lakes Chemical Corporation is traded on the New York Stock Exchange (the "NYSE") under the trading symbol GLK. The following table sets forth the quarterly dividends paid per share and the ranges of high and low market prices per share on the NYSE for the last two fiscal years, based upon information supplied by the NYSE.

2002	March 31	June 30	September 30	December 31
Cash dividends paid per share	$0.08	$0.08	$0.08	$0.08

Stock Price Data
High	$28.59	$28.40	$29.31	$26.75
Low	21.55	23.70	21.24	22.51
Year-end close				23.88
2001	March 31	June 30	September 30	December 31
Cash dividends paid per share	$0.08	$0.08	$0.08	$0.08

Stock Price Data
High	$37.63	$34.75	$32.01	$25.12
Low	29.40	29.85	20.00	20.16
Year-end close				24.28

As of March 3, 2003, there were approximately 2,128 stockholders of record of the Company's common stock.

ITEM 6.    Selected Financial Data

(millions, except per share data) Year Ended December 31,	2002	2001	2000	1999	1998
Statement of Operations Data
Net sales	$1,401.5	$1,352.8	$1,449.8	$1,291.1	$1,233.1
Operating income before special charges	116.3	7.2	200.5	190.0	187.0
Operating income (loss)(1)	111.2	(141.4)	146.2	171.0	74.3
Income (loss) from continuing operations before income taxes	68.7	(221.0)	117.4	187.5	70.9
Income taxes (credit)	21.3	(39.8)	36.6	39.7	8.8
Effective income tax rate	31.0%	(18.0)%	31.2%	21.2%	12.4%
Income (loss) from continuing operations	$47.4	$(181.2)	$80.8	$147.8	$62.1
Income (loss) from discontinued operations	77.6	(108.3)	46.2	(8.2)	26.9

Net income (loss)	$125.0	$(289.5)	$127.0	$139.6	$89.0
Balance Sheet Data - Year-End(2)
Working capital (excluding cash and cash equivalents)	$150.3	$116.2	$294.8	$282.6	$163.6
Current ratio	2.0	1.4	2.5	3.7	2.8
Capital expenditures	$64.8	$131.2	$132.9	$94.9	$125.2
Total assets	1,663.6	1,475.3	1,782.4	1,888.2	1,691.4
Noncurrent liabilities	103.1	67.9	28.4	29.9	32.1
Debt (net of cash and cash equivalents)	181.5	456.2	444.4	420.8	119.6
Debt	440.6	511.7	663.0	889.1	519.6
Percent of total capitalization	37.1%	45.5%	41.1%	47.2%	33.0%
Stockholder's equity	$745.7	$613.5	$949.7	$994.1	$1,054.3
Share Data
Basic earnings (loss) per share
Continuing operations(2)	$0.94	$(3.60)	$1.54	$2.56	$1.05
Discontinued operations	1.54	(2.16)	0.88	(0.14)	0.46

Total	$2.48	$(5.76)	$2.42	$2.42	$1.51
Diluted earnings (loss) per share
Continuing operations(3)	$0.94	$(3.60)	$1.54	$2.55	$1.05
Discontinued operations	1.54	(2.16)	0.88	(0.14)	0.45

Total	$2.48	$(5.76)	$2.42	$2.41	$1.50
Cash dividends per share
Declared during year	$0.33	$0.32	$0.32	$0.32	$0.40
Paid during year	0.32	0.32	0.32	0.32	0.48
Payout as a percent of net income (loss)	12.9%	(5.6)%	13.2%	13.2%	26.5%
Shares outstanding (basic)
Average during year	50.2	50.3	52.4	57.8	59.0
At year-end	50.2	50.2	50.3	54.5	58.4
Stock price(4)
At year-end	$23.88	$24.28	$37.19	$38.19	$40.00

(1)
After special charges of $5.1 million, $148.6 million, $54.3 million, $19.0 million and $112.7 million in 2002, 2001, 2000, 1999 and 1998, respectively.
(2)
Amounts reflect balances for continuing operations.
(3)
Earnings per share from continuing operations for 2002 were reduced by $0.01 per share, reflecting adjustments made subsequent to the Company's press release issued January 28, 2003, as described in Management's Discussion and Analysis of Financial Condition and Results of Operations.
(4)
Stock prices prior to May 22, 1999, do not reflect the Octel spin-off.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following provides a review of the consolidated financial position of Great Lakes Chemical Corporation ("the Company"), at December 31, 2002 and 2001, the consolidated results of operations for the three years ended December 31, 2002, and where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements, notes and selected consolidated financial data. As described in Note 3 to the Consolidated Financial Statements, the results of the Fine Chemicals business as a part of the Performance Chemicals business unit and OSCA, formerly the Energy Services and Products business unit, are reported in Discontinued Operations for all periods presented.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The Company is including the following cautionary statement to make applicable and take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 with respect to any forward-looking statement made by, or on behalf of, the Company. Forward-looking statements generally may be identified by words such as "believes," "expects," "intends," "may," "will likely result," "estimates," "anticipates," "should," and other similar expressions, or the negative of such words or expressions. The factors identified in this cautionary statement are important factors (but do not necessarily constitute all important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

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

Taking into account the foregoing, certain factors, including, but not limited to, those listed below, may cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

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

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. See Note 1 to the Company's audited Consolidated Financial Statements for a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements. We believe the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our consolidated financial condition and results of operations.

GENERAL

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. The most significant estimates and assumptions relate to special charges, impairment of goodwill and intangible assets, income taxes, pensions and contingencies related to litigation and environmental matters. Actual amounts could differ significantly from these estimates.

SPECIAL CHARGES

The Company recorded special charges, net of adjustments, of $5.1 million, $148.6 million and $54.3 million in 2002, 2001 and 2000, respectively. These charges and adjustments were made in connection with detailed repositioning and restructuring plans, which provided for a series of cost reduction initiatives to further streamline operations, strengthen the Company's competitive position and provide a platform for future growth. The charges associated with these plans included estimates for amounts related to asset impairments, employee severance costs, plant closure and related environmental costs and the settlements of various contractual obligations resulting from these repositioning and restructuring actions. When it is determinable that the actual costs differ from the original estimates, adjustments, either additional charges or reversals, are made to the remaining special charge reserves at that time.

IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS

The Company evaluates long-lived assets, including goodwill and other intangible assets, annually or when events occur or circumstances change that may result in a potential impairment. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of acquired businesses. If impairment indicators are present, the Company is required to assess the recoverability of these assets. In assessing the recoverability of the Company's goodwill and other intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to adjust the impairment charges for these assets.

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires that deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. The statement also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

At December 31, 2002, the Company had deferred tax assets in excess of deferred tax liabilities of $9.9 million. At December 31, 2002 and 2001, management determined that it is more likely than not that $35.7 million and $49.4 million, respectively, of certain deferred tax assets will not be realized, requiring the Company to establish a valuation allowance for those amounts.

The Company evaluates on a quarterly basis its ability to realize its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the Company's forecast of future taxable income and available tax planning strategies that could be implemented to support realization of certain deferred tax assets.

Failure to achieve forecasted taxable income might affect the ultimate realization of certain deferred tax assets. Factors that may affect the Company's ability to achieve sufficient forecasted taxable income include, but are not limited to, increased competition, general economic conditions, a decline in sales or earnings, loss of market share or delays in product availability.

In addition, the Company operates within multiple taxing jurisdictions and is subject to audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. In management's opinion, adequate provisions for income taxes have been made.

DEFINED BENEFIT PENSION PLANS

The Company sponsors various non-contributory and contributory defined benefit pension plans which have significant pension benefit costs developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets and rates of increases in compensation levels. The Company is required to consider current market conditions, including changes in interest rates and plan asset investment returns in determining these assumptions. At October 1, 2002 (the annual plan measurement date), appropriate changes were made in the discount rates and expected return on plan assets assumptions for all plans. See Note 13 to the Company's Consolidated Financial Statements for detail of these assumptions. The Company currently expects pension costs to increase approximately $8 million to $9 million in 2003 compared to 2002. The Company has no funding requirements for 2003 as actuarially determined for the U.S. plans. The Company does expect, however, to make a voluntary contribution to the U.S. qualified plan of approximately $7 million. It is anticipated that this contribution will consist primarily of Company stock. Company contributions to the non-U.S. plans in 2003 are expected to be approximately $3 million, in line with 2002 amounts.

An increase in either the discount rate or expected return on plan assets of one-fourth of 1 percentage point, holding all other assumptions constant, would decrease the Company's pension expense by $1.7 million and $0.5 million, respectively. Correspondingly, a decrease in these assumptions of one-fourth of 1 percentage point, holding all other assumptions constant, would increase the Company's pension expense by $1.7 million and $0.5 million, respectively.

CONTINGENCIES

The Company is subject to legal proceedings, lawsuits and other claims related to environmental, labor, product and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes related to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The Company records a reserve when management considers the likelihood of an unfavorable outcome probable and when a reasonable estimate of the liability can be made. At December 31, 2002, the Company had accrued $16.8 million and $45.2 million related to litigation and environmental liabilities, respectively. These accruals are estimates and may change in the future as new developments arise as changes are made in settlement strategy.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to net sales of certain income statement items for the Company's continuing operations:

Year Ended December 31	2002	2001	2000
Net sales	100.0%	100.0%	100.0%
Cost of products sold	76.3	82.9	71.3

Gross profit	23.7	17.1	28.7
Selling, general and administrative expenses	15.3	16.6	14.9

Operating contribution	8.4	0.5	13.8
Special charges	0.4	(11.0)	3.7

Operating income (loss) - Continuing operations	8.0	(10.5)	10.1
Interest income (expense) - net	(2.0)	(2.4)	(2.2)
Other income (expense) - net	(1.1)	(3.5)	0.2

Income (loss) before income taxes	4.9	(16.4)	8.1
Income taxes (credit)	1.5	(3.0)	2.5

Net income (loss) - Continuing operations	3.4%	(13.4)%	5.6%

2002 COMPARED WITH 2001

Continuing Operations

Net sales increased 3.6% to $1,401.5 million from $1,352.8 million in the prior year. Strong volume gains in the Water Treatment and Polymer Additives business units were offset by lower sales in Performance Chemicals related to the Fluorine business and lower selling prices in the Polymer Additives and Performance Chemicals business units. For the Company as a whole, sales volumes increased 5% while pricing was down 2%.

Gross profit margins increased to 23.7% from 17.1% in the prior year. Included in the gross profit margin in 2001 are $59.7 million of repositioning activity costs (see Note 2 to the Consolidated Financial Statements). Excluding these costs, gross profit margins increased to 23.7% from 21.5%. The increase reflects the benefits realized from improved manufacturing efficiencies, lower raw material costs and productivity gains associated with the repositioning efforts undertaken in the second half of 2001. These items more than offset reduced selling prices in Polymer Additives and Performance Chemicals.

Selling, general and administrative expenses decreased $9.5 million to $215.0 million. As a percent of sales, selling, general and administrative expenses decreased from 16.6% to 15.3%. These decreases reflect the benefits of repositioning efforts undertaken in the second half of 2001, as well as lower information technology and legal spending, which more than offset higher pension and insurance costs. Included in 2001 are $0.9 million of repositioning activity costs (see Note 2 to the Consolidated Financial Statements).

Special charges of $5.1 million in 2002 reflect net adjustments to special charge activities recorded in 2001 based on changes in original estimates. The $148.6 million of special charges in 2001 reflects $153.6 million of charges recorded during 2001 for a series of cost reduction initiatives undertaken by the Company, offset by $3.5 million of reversals of special charges taken in the second quarter of 2001 and $1.5 million of reversals of special charges taken in 2000. The net of the 2002 and 2001 special charges and reversals are reflected in the consolidated statement of operations as a separate component of operating income.

Operating income (loss) was $111.2 million compared to $(141.4) million in the prior year. Included in operating income in 2002 are $5.1 million of special charges and $1.0 million of reversals of previously recorded repositioning items. Operating income in 2001 includes the effects of $209.7 million of special charges and other repositioning activities. Excluding the impact of special charges and repositioning items, operating income increased $47.0 million year over year. This increase reflects the higher sales volumes, productivity gains, lower raw material costs and the decrease in selling, general and administrative expenses, all of which more that offset lower selling prices.

Interest income (expense) - net decreased $5.2 million to $(27.6) million in 2002 reflecting reduced net debt levels in the current year and the effects of an interest rate swap entered into during the first quarter of 2002, which reduced interest expense by $2.1 million in 2002.

Other income (expense) - net decreased $31.9 million from other expense - net of $(46.8) million in the prior year to $(14.9) million in 2002. Other income (expense) in 2002 includes $4.6 million of fixed asset write-downs net of a reversal of $(2.7) million for litigation and other settlements. Included in the fixed asset write-downs of $4.6 million is a $1.6 million impairment of the Water Treatment business unit's BioLab corporate facility as a part of a management plan to move to a leased facility in 2003. The existing facility was sold in January 2003. Other income (expense) in 2001 includes one-time charges of $33.8 million (see Note 2 to the Consolidated Financial Statements). In addition, as of January 1, 2002, the Company ceased amortization of goodwill in accordance with the adoption of SFAS No. 142 (see Note 1 to the Consolidated Financial Statements.) Goodwill amortization of $6.5 million was recognized in 2001. The absence of $6.5 million in goodwill amortization in other income (expense) - net in 2002 was more than offset by lower earnings of affiliates and higher foreign exchange losses due to the weakening of the U.S. dollar against the euro and the British pound.

Income tax expense (credit) for the year ended December 31, 2002, amounted to an expense of $21.3 million or an effective tax rate of 31.0% compared to a credit of $(39.8) million or effective tax rate of (18.0)% in the prior year. The 2002 effective income tax rate of 31% was higher than the Company's 2001 income tax rate due primarily to the increase in the valuation allowance and non-deductible goodwill write-offs related to the 2001 repositioning activities.

Income (loss) from continuing operations was $47.4 million or $0.94 per share in 2002, as compared to $(181.2) million or $(3.60) per share in 2001.

The Company had reported in a press release on January 28, 2003, income from continuing operations of $48.0 million or $0.95 per share in 2002. The $0.6 million decrease is attributable to adjustments for inventory and employee benefit accruals, which arose subsequent to the issuance of the news release.

SEGMENT INFORMATION

Set forth below is a discussion of the operations of the Company's business segments: Polymer Additives, Performance Chemicals and Water Treatment. Operating income, which is the income measure the Company uses to evaluate business segment performance, represents net sales less costs of products sold and selling, general and administrative expenses. The operating income data presented below is before special charges. Each of the Company's segments uses bromine as a raw material in their production process. Bromine is transferred at cost to all business segments. In addition, assets used in the production of bromine are allocated to each business unit based on the percentage of production consumed.

Polymer Additives

The Polymer Additives business unit is a leading provider of flame retardants, polymer stabilizers and optical monomers and brings the most comprehensive product basket to the global marketplace. Polymer Additives provides its customers an array of integrated polymer additive solutions that meet specific, well-defined customer needs in a variety of products including consumer electronics, computers and business equipment, automotive, furniture, fibers, wire and cable, household appliances, communications equipment, building and construction materials, packaging, textiles, polymers, cosmetics and optical monomers.

	2002	2001
Net sales	$618.2	$581.7
Operating income (loss)	16.4	(70.8)

Net sales increased $36.5 million or 6.3% in 2002. New product introductions and stronger end market demand drove an increase in sales volumes of 8%. This volume growth was partially offset by a 3% decline in selling prices. Roughly one-half of the 8% volume growth, or $25 million, is attributable to new product growth.

Operating income (loss) increased $87.2 million to $16.4 million for the year. Excluding inventory write-downs, environmental remediation costs and other repositioning items of $41.6 million included in operating income (loss) in 2001(see Note 2 to the Consolidated Financial Statements), operating income increased $45.6 million. Higher sales volumes and new product growth contributed $25 million to the increase. In addition, benefits derived from restructuring activities, lower raw material costs and focused productivity efforts added $39 million. These benefits more than offset the decrease in selling prices of $18 million in the current year.

Performance Chemicals

The Performance Chemicals business unit is a global supplier of fluorine-based fire suppression agent FM-200®, fluorine-based intermediates, bromine and brominated derivatives and all phases of nonclinical toxicological testing to broad and diverse markets that include information technology; telecommunications; transportation; medical; automotive; electronics; photographic paper and films;

rubber compounds; detergents; soil, crop and structural pest control; pharmaceuticals; and the chemical and biotechnology industry.

	2002	2001
Net sales	$232.7	$250.2
Operating income	52.6	60.9

Net sales decreased $17.5 million or 7.0% in the current year. Sales decreased 3% from lower volumes and 4% from a decline in selling prices, primarily in the Fluorine business. These decreases reflect the continued slow-down in information technology and telecommunication infrastructure spending.

Operating income decreased $8.3 million or 13.6% in the current year. Excluding inventory write-downs, environmental remediation costs and other repositioning items of $8.8 million included in operating income in 2001 (see Note 2 to the Consolidated Financial Statements), operating income decreased $17.1 million. Lower sales volumes contributed $10 million to the decrease while lower selling prices added $6 million to the decrease.

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

	2002	2001
Net sales	$543.0	$507.0
Operating income	83.1	54.1

Water Treatment net sales increased 7% to $543.0 million in the current year. Market penetration led by growing consumer acceptance of innovative product offerings and warmer weather patterns throughout most of the 2002 pool season drove the increase.

Operating income increased from $54.1 million in 2001 to $83.1 million in 2002. Included in 2002 are reversals of $1.0 million of previously recorded reserves for contract cancellation and other costs. Excluding these 2002 reversals and inventory write-downs, contract cancellation costs and other repositioning items of $10.7 million included in operating income in 2001 (see Note 2 to the Consolidated Financial Statements), operating income increased $17.3 million. The positive impact of higher sales volumes and the strength of the new product portfolio contributed $10 million. In addition, focused productivity efforts and lower raw material costs each added $5 million. Acquisitions also added $1 million. The positive impact of these items more than offset the effect of slightly lower selling prices of $4 million.

2001 COMPARED WITH 2000

Continuing Operations

Net sales decreased 6.7% to $1,352.8 million from $1,449.8 million in the prior year. Volume growth in the Water Treatment business unit, which includes the effects of the acquisition of Aqua Clear, was offset by slowing end markets and lower selling prices in the Polymer Additives and Performance Chemical business units. Additionally, unfavorable foreign exchange impacted all business units.

Gross profit margins decreased to 17.1% from 28.7% in the prior year. Included in gross profit margin in 2001 are $59.7 million of repositioning activity costs (see Note 2 to the Consolidated Financial Statements). The adverse effects of price and volume decreases in the Polymer Additives business unit, efforts to reduce inventory levels across all business units and volume decreases in the Performance Chemicals business unit also contributed to the decrease.

Selling, general and administrative expenses increased $8.4 million to $224.5 million. As a percent of sales, selling, general and administrative expenses increased from 14.9% to 16.6%. These increases reflect higher sales and marketing costs in the Water Treatment business unit, including the impact of the Aqua Clear acquisition, and increased information technology and legal expenses partially offset by several cost containment efforts undertaken by the Company. Included in 2001 are $0.9 million of repositioning activities.

Special charges of $148.6 million reflect $153.6 million of charges recorded during 2001 for a series of cost reduction initiatives undertaken by the Company, offset by $3.5 million of reversals of special charges taken in the second quarter of 2001 and $1.5 million of special charges taken in 2000. The net of the 2001 special charges and reversals is reflected in the consolidated statement of operations as a separate component of operating income.

Operating income (loss) in 2001 decreased $287.6 million to $(141.4) million compared to $146.2 million in the prior year. Included in operating income in 2001 and 2000 are $209.7 million and $54.3 million of special charges and repositioning activities, respectively (see Note 2 to the Consolidated Financial Statements). Excluding the impact of these special charges and repositioning activities, operating decreased $132.2 million year over year. This decrease reflects the impact of lower sales volumes and prices, inventory reduction efforts and higher selling, general and administrative expenses.

Interest income (expense) - net increased $1.2 million to $(32.8) million in 2001 reflecting a slightly higher average net debt level.

Other income (expense) - net increased $49.6 million from other income - net of $2.8 million in the prior year to other expense - net of $(46.8) million in 2001. The increase is primarily attributable to lower earnings from affiliates and $33.8 million of repositioning activities recorded in 2001 (see Note 2 to the Consolidated Financial Statements).

Income tax expense (credit) for the year ended December 31, 2001, amounted to a credit of $(39.8) million or an effective tax rate of (18.0%) compared to an expense of $36.6 million or an effective tax rate of 31.2% in the prior year. The 2001 effective income tax rate is lower than the Company's expected ongoing effective income tax rate of 31% due primarily to the increase in the valuation allowance and non-deductible goodwill write-offs

Income (loss) from continuing operations was $(181.2) million or $(3.60) per share in 2001, as compared to $80.8 million or $1.54 per share in 2000.

SEGMENT INFORMATION

Set forth below is a discussion of the operations of the Company's business segments: Polymer Additives, Performance Chemicals and Water Treatment. Operating income, which is the income measure the Company uses to evaluate business segment performance, represents net sales less costs of products sold and selling, general and administrative expenses. The operating income data presented below is before the special charges. Each of the Company's segments uses bromine as a raw material in their production process. Bromine is transferred at cost to all business segments. In addition, assets used in the production of bromine are allocated to each business unit based on the percentage of production consumed.

Polymer Additives

	2001	2000
Net sales	$581.7	$690.1
Operating income (loss)	(70.8)	52.4

Net sales decreased $108.4 million or 15.7% in 2001. A sharp decline in demand in several key end markets, particularly consumer electronics, automotive and information technology, affected both volume and price in 2001. The acquisition of the optical monomers business partially offset the decrease.

Operating income (loss) decreased $123.2 million to a loss of $(70.8) million for the year. Excluding the inventory write-downs, environmental costs and other repositioning items of $41.6 million included in operating income (loss) in 2001 (see Note 2 to the Consolidated Financial Statements), operating income (loss) decreased $81.6 million. This decrease was attributable to lower sales levels, production cutbacks to align inventories with customer order patterns and higher raw material and energy costs in the first half of 2001. These items more than offset the cost savings resulting from productivity and cost savings initiatives.

Performance Chemicals

	2001	2000
Net sales	$250.2	$280.5
Operating income	60.9	100.2

Net sales decreased $30.3 million or 10.8% from 2000 to 2001. This decrease was driven by lower than expected sales in the Fluorine business, predominately due to the significant slow-down in information technology and telecommunication infrastructure spending.

Operating income decreased $39.3 million or 39.2% in the current year. Excluding inventory write-downs, environmental costs and other repositioning items of $8.8 million included in operating income in 2001 (see Note 2 to the Consolidated Financial Statements), operating income decreased $30.5 million. This decrease in operating income reflects the impact of the sharply lower sales volumes in the Fluorine businesses. These lower sales volumes had a negative impact on unabsorbed manufacturing costs throughout the year. These items more than offset the record- setting performance of WIL Research Laboratories in 2001.

Water Treatment

	2001	2000
Net sales	$507.0	$474.5
Operating income	54.1	85.0

Water Treatment net sales increased 6.8% to $507.0 million in the current year. New products capturing increased market share as well as the effects of the Aqua Clear acquisition drove the increase.

Operating income declined from $85.0 million in 2000 to $54.1 million in 2001. Excluding inventory write-downs, contract cancellation costs and other repositioning items included in operating income in 2001 of $10.7 million (see Note 2 to the Consolidated Financial Statements), operating income declined $20.2 million. The positive impact of increased sales was more than offset by higher raw material costs and production cutbacks to lower inventory levels. Higher selling and marketing costs necessary to drive future growth in the mass market channel also contributed to the decrease.

Discontinued operations

The sale of the Company's Energy Services and Products business unit, OSCA, to BJ Services Company was completed on May 31, 2002. Under the terms of the sale, BJ Services acquired all outstanding shares of OSCA, including the Company's 53.2% holding, for $28.00 per share in cash, or $221 million, resulting in a gain of $175.4 million. This transaction provided the Company with net proceeds of approximately $200 million in cash, a part of which was used to reduce the Company's debt position. As a result of this transaction, the Company has reflected OSCA as discontinued operations for all periods presented.

During the second quarter of 2002, management, with the approval of the Board of Directors, committed to a plan to divest the Company's Fine Chemicals business, previously a part of the Performance Chemicals business unit. The Company is now engaged in efforts to sell the net assets of the Fine Chemicals business. As a result of these actions, the Company has reflected the Fine Chemicals business as discontinued operations for all periods presented.

Net sales and operating income (loss) relating to OSCA and Fine Chemicals for 2002, 2001 and 2000, are as follows:

Year ended December 31	2002	2001	2000
Net sales
OSCA	$58.1	$175.9	$131.9
Fine Chemicals	55.2	66.0	88.7
Operating income (loss)
OSCA	(16.3)	18.1	13.1
Fine Chemicals	(33.7)	(154.0)	(19.2)

Included in operating income (loss) in 2002 are special charges for the Fine Chemicals business of $26.7 million, which include $22.9 million of fixed asset impairment charges and $3.8 million of severance accruals. These charges were recorded in conjunction with the intended sale of the Fine Chemicals business. Net special charges recorded in 2001for Fine Chemicals totaled $118.5 million and consisted of $106.0 million of asset impairments, including $22.0 million of fixed asset impairments and $84.0 million of impaired goodwill, $5.8 million of severance accruals, $5.1 million of plant closure and environmental costs and $1.4 million of other costs, as well as adjustments of $0.2 million related to special charges taken in 2000. The 2001 charges were undertaken as a part of a detailed repositioning plan approved by the Company's Board of Directors in 2001. Included in 2000 operating income (loss) in 2000 are net special charges of $9.1 million, which reflect $10 million of charges recorded in 2000 offset by a reversal of $0.9 million related to reversals of certain charges taken in 1999 and 1998. The 2000 charges of $10 million included $5.8 million of asset impairments and $4.2 million of severance accruals.

As of December 31, 2002, $2.9 million of the $26.7 million of special charges recorded in 2002 and $7.9 million of the $118.3 million of charges recorded in 2001 remains to be spent. There are no amounts outstanding related to charges taken in 2000.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at December 31, 2002 were $259.1 million, which represents an increase of $203.6 million from $55.5 million at year-end 2001.

Cash provided by operating activities - continuing operations was $152.3 million in the current year compared to $128.6 million in the prior year. Cash provided by operating activities in 2002 benefited from higher earnings and the Company's continued focus on working capital improvement. Included in operating activities - continuing operations in 2002 was approximately $20 million of spending related to 2001 and 2000 repositioning plans.

Cash used for investing activities - continuing operations amounted to $77.3 million in 2002 compared to $161.6 million in the prior year. The decrease reflects the Company's emphasis on controlling capital expenditures, which were $66.4 million lower than in the prior year. The current year investing activities also include the Flexsys acquisition of $11.1 million. Investing activities in the prior year reflect the acquisition of the optical monomers business of approximately $30 million.

Financing activities - continuing operations used $101.9 million of cash in 2002 compared to a use of $167.6 million in 2001. Net repayments of debt were $80.5 million in the current year and $156.8 million in 2001. The Company paid dividends of approximately $16 million in both years. No repurchases of common stock were made in the current year. Repurchases of common stock totaled $2.2 million in 2001.

In addition, as described in Note 3 to the Consolidated Financial Statements, the Company received net cash proceeds from the sale of OSCA of approximately $200 million in the second quarter of 2002. The proceeds from the sale of OSCA and the related gain from the transaction have been reflected in the consolidated statements of cash flows as operating and financing activities from discontinued operations, respectively. These proceeds were used to reduce the Company's debt position, as reflected in the net repayments on borrowings, and to increase cash and cash equivalents from the prior year-end.

The Company anticipates that cash provided by operating activities in the future will be sufficient to fund its operating costs and expenses, debt service obligations, dividend payments to common shareholders and capital expenditures.

Long-term debt, less current portion decreased $68.2 million to $432.6 million from $500.8 million at the end of the prior year reflecting the cash activity noted above. The Company's total long-term debt, including the current portion, as a percentage of total capitalization at December 31, 2002, was 37.1%. This compares to 45.5% at December 31, 2001. The Company's net debt, defined as total long-term debt less cash and cash equivalents, was $181.5 million or 19.6% of capitalization at December 31, 2002. This compares to 42.6% at December 31, 2001.

On October 3, 2002, the Company renewed the 364-day portion of its unsecured revolving credit facility established on October 4, 2001. This 364-day credit facility was originally established along with a facility with a five-year term. Under these combined facilities, the Company may borrow up to $462.5 million. These facilities are used to support the Company's commercial paper program. These facilities contain certain covenants that include, among others, requirements to limit the maximum ratio of Debt to EBITDA to 3.5 to 1, as defined in the agreement. Debt to EBITDA, as defined in the agreement, was 1.3 as of December 31, 2002. Interest on borrowings outstanding under the agreement is based upon a variable rate tied to LIBOR. There were no outstanding borrowings on these facilities as of December 31, 2002 and 2001.

During 1999, the Company sold $400 million of 7% notes due July 15, 2009. The notes were sold under a shelf registration process. Under this process, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission and may sell various debt securities, common stock or rights or warrants to purchase common stock individually or in combination up to $750 million. The unissued securities remaining on the registration statement is $350 million at December 31, 2002. The registration provides the Company with increased flexibility to finance its growth. The amount and timing of any borrowings will depend on the Company's specific cash requirements.

At December 31, 2002, the Company's senior debt rating with Standard & Poor's and Moody's was A- and A2, respectively, and its commercial paper rating was A2 and P1, respectively.

As of December 31, 2002, the Company had the following contractual obligations for continuing operations:

Contractual Obligations:

	Payments Due by Period
	Total	2003	2004 and 2005	2006 and 2007	2008 and beyond
Long-term debt	$440.6	$8.0	$5.6	$2.6	$424.4
Operating leases	48.9	10.7	14.0	11.4	12.8
Purchase obligations	38.5	11.0	22.0	5.5	—
Other noncurrent liabilities	60.0	6.5	5.9	4.0	43.6

Total contractual cash obligations	$588.0	$36.2	$47.5	$23.5	$480.8

As of December 31, 2002, the Company had a long-term arrangement that requires the purchase of raw materials to be used in operations. The arrangement requires the purchase of a supplier's output up to a maximum quantity of material at prices negotiated during the term of the contract. It is expected that all purchases under this arrangement will be utilized in production. Other noncurrent liabilities primarily relate to environmental liabilities and long-term employee benefit obligations.

No common stock share repurchases were made in the current year. The Company purchased approximately 0.1 million shares of common stock during 2001 at an average price of $22 per share. At December 31, 2002, a total of 2.8 million shares remain available for repurchase under existing Board authorizations. Management continues to analyze share repurchases as cash flow, market conditions and investment opportunities warrant.

At December 31, 2002, the Company had guaranteed $22.2 million of debt of an unconsolidated affiliate. The unconsolidated affiliate was in violation of several covenants related to its debt that the Company guarantees. The affiliate is currently negotiating with the respective lenders to amend its loan agreements. The banks have not called the loan, and the Company believes that a waiver or amendment will be received and has not recorded a liability as of December 31, 2002.

Capital expenditures (excluding acquisitions) in 2002 of $64.8 million were significantly lower than the $131.2 million spent a year ago. Major projects for which capital expenditures were incurred in 2001 included the replacement of the bromine extraction towers at the Company's El Dorado, Arkansas, facility, the expansion of a Polymer Additives manufacturing site in Ravenna, Italy, to achieve backward integration of a key raw material and the expansion of Water Treatment's Lake Charles, Louisiana, plant. Capital spending is expected to be above depreciation levels in 2003, with expenditures estimated to be in the $85 million-$90 million range. Future capital spending, including amounts for environmental and safety projects, is expected to be financed primarily with cash provided by operating activities and, if necessary, with available debt financing. Great Lakes continues to evaluate potential acquisitions of facilities and/or businesses, particularly in the segments in which the Company currently does business or in market segments in which the Company believes it has synergistic competencies.

OTHER MATTERS

Special Charges and Repositioning

2001

On June 27, 2001, the Company's Board of Directors approved a detailed repositioning plan which provides for a series of cost reduction initiatives which were intended to streamline operations, to strengthen the Company's competitive position and to continue to provide a strong platform for future growth. Additionally, on September 15 and December 6, 2001, the Company's Board of Directors approved an additional series of cost reduction initiatives developed to minimize the effects of the current economic conditions. The major components of these repositioning plans included the consolidation of certain Polymer Additives and Fine Chemicals operations, resulting in three planned plant closures; elimination of approximately 485 manufacturing, research and development, sales and other management positions; and the impairment of certain underperforming and non-strategic long-lived assets, including goodwill.

The special charges related to this repositioning plan totaled $153.6 million, $118.9 million after income taxes or $2.36 per share for the year ended December 31, 2001. The special charges consisted of $106.1 million of asset impairments, including $61.3 million for fixed asset impairments and $44.8 million of impaired goodwill, $25.6 million of severance costs, $15.3 million for plant closure and environmental costs and $6.6 million of other costs.

Net special charges for the year ended December 31, 2001 totaled $148.6 million, $115.4 million after income taxes or $2.29 per share. This reflects the $153.6 million of charges recorded 2001 offset by a reversal of $3.5 million related to changes in estimates in the 2001 special charge and certain reversals of the special charges taken in 2000 totaling $1.5 million, as detailed below. The net effect of the special charge reversals after income taxes was $3.7 million or $0.07 per share. The net of the 2001 special charges and reversals are reflected in the 2001 consolidated statement of operations as a separate component of operating income. Additional information regarding the 2001 special charges is provided in Note 2 to the Consolidated Financial Statements.

As of December 31, 2002, $15.7 million of the $148.6 million charge remains to be spent. This remaining amount includes the effects of $5.1 million of net special charges recorded in 2002 related to changes in estimates in the special charge reserves recorded in 2001. The major components of this remaining reserve relate to severance and plant closure costs yet to be spent for the two plant closures and the shutdown of two unprofitable product lines. The majority of the severance costs are expected to be paid out by the second quarter of 2003 and the plant closure and environmental costs by the end of 2005.

Also, during 2001 the Company recorded lower of cost or market inventory write-downs totaling $25.7 million. These write-downs were recorded as a component of cost of products sold and resulted primarily from significant declines in forecasted revenue for the Polymer Additives business unit. In addition, the Water Treatment business incurred some lower of cost or market valuation adjustments due to some unsuccessful promotional inventory buys.

Additionally, as part of these repositioning actions, the Company recorded a $24.5 million liability for environmental remediation costs, $7.4 million for plant shutdown operating inefficiencies, a $1.5 million cumulative U.K. pension liability, $0.9 million of accounts receivable write-offs and $1.0 million of contract cancellation costs. These items amounted to $35.3 million and were recorded in the 2001 consolidated statement of operations as follows: $33.9 million to cost of products sold and $1.4 million as a component of selling, general and administrative expenses.

Certain other charges were also recorded during 2001. These charges, which netted to $33.8 million, included $11.6 million related to the write-off of an uncollectible note receivable from the sale of a previously owned business, $10.7 million for losses incurred on fixed asset replacement activities, primarily at one of the Company's U.S. plants, $13.4 million of increases in litigation accruals resulting from estimated settlement amounts on outstanding litigation matters, a $(3.2) million net foreign exchange gain arising from the repatriation of cash from a foreign subsidiary partially offset by a loss from a fair value adjustment on an intercompany loan of a foreign subsidiary and $1.3 million of other costs. All of these charges are reflected in the 2001 consolidated statement of operations as a component of other income (expense) - net.

2000

The major components of the repositioning plan included the consolidation of the Company's three antimony manufacturing operations, elimination of approximately 309 manufacturing and research and development positions, primarily in the Polymer Additives business unit, and impairment or disposal of certain underperforming and nonstrategic assets. The asset impairments related to four Polymer Additives manufacturing locations, including sites in Europe and the United States, and two Performance Chemicals locations, including sites in the United States and the United Kingdom. The special charges related to this repositioning plan totaled $56.4 million, $38.9 million after income taxes or $0.77 per share for 2000. The $56.4 million special charge consisted of $38.0 million for asset impairments, $12.2 million for severance costs and $6.2 million for plant closure and environmental costs. Additional information regarding the 2000 special charges is provided in Note 2 to the Consolidated Financial Statements.

Net special charges for the year ended December 31, 2000 totaled $54.3 million. This reflects the $56.4 million charge offset by a reversals of $2.1 million, which related to a change in estimate in the 2000 special charge and certain reversals of the special charges taken in 1999 and 1998. The net effect of the special charge reversals after income taxes was $1.5 million or $0.03 per share. The net of the 2000 special charges and reversals are reflected in the 2000 consolidated statement of operations as a separate component of operating income.

The 2000 repositioning plan has now been substantially completed, with only $4.1 million of the original $56.4 million remaining to be spent. The primary component of this remaining reserve, or $4.0 million, relates to costs yet to be incurred for the closure of a brine pond in El Dorado, Arkansas. All of the 2000 remaining reserves are expected to be fully utilized by the end of 2005.

Cash outlays for all remaining special charge reserves are expected to be substantially complete by the end of 2005. Operating cash flows are expected to be sufficient to fund the remaining repositioning activities.

Acquisitions

On December 3, 2002, the Company acquired certain assets of Flexsys America's non-staining phenolic antioxidants business for approximately $11 million. Assets acquired included inventory, other intangibles and the process technology associated with Santonox® TBMC, Santovar® TAHQ and Santowhite® BBMC. Great Lakes will market these products under the Company's established line of Lowinox® non-staining antioxidants. Goodwill resulting from the acquisition amounted to approximately $3 million.

On February 14, 2001, the Company acquired the Optical Monomers business from Akzo Nobel Polymer Chemicals LLC for approximately $30 million in cash. The Optical Monomers business operates at a leased manufacturing site in Pasadena, Texas, and has sales and support networks throughout the United States, Europe and Asia. This acquisition was accounted for using the purchase method of accounting with its results of operations included since the date of acquisition. Goodwill resulting from the acquisition amounted to $11.5 million.

On July 14, 2000, the Company acquired Aqua Clear for $40.7 million. Aqua Clear, a manufacturer and distributor of specialty pool chemical products, operated a manufacturing site in Watervliet, New York, which was closed in 2001. Aqua Clear continues to operate distribution sites in St. Louis, Missouri, and Waterford, New York, as well as sales and support networks throughout the United States and Canada. Goodwill resulting from the acquisition amounted to $37.8 million.

These acquisitions were funded with available cash and borrowing capacity.

Dispositions

The sale of the Company's Energy Services and Products business unit, OSCA, to BJ Services Company was completed on May 31, 2002. Under the terms of the sale, BJ Services acquired all outstanding shares of OSCA, including the Company's 53.2% holding, for $28.00 per share in cash, or $221 million, resulting in a gain of $175.4 million. This transaction provided the Company with net proceeds of approximately $200 million in cash, a part of which was used to reduce the Company's debt position. As a result of this transaction, the Company has reflected OSCA as discontinued operations for all periods presented.

In each of the first and second quarters of 2001, the Company sold 250,000 shares of its Class B common stock of OSCA pursuant to Rule 144 under the Securities Act of 1933 for a total of 500,000 shares being sold for the year ended December 31, 2001. The terms of these transactions provided that upon the sale of these Class B shares, the shares were automatically converted to OSCA Class A common stock. Net proceeds were $5.4 million and $6.3 million and the related taxable gains were $4.2 million and $5.2 million for the first and second quarters of 2001, respectively. There were no sales in the third or fourth quarters of 2001.

Effective June 15, 2000, the Company had sold 40% of its ownership in OSCA through an initial public offering. Net proceeds of approximately $79 million from the initial sale were paid to the Company by OSCA to satisfy indebtedness. The initial sale resulted in a $51.9 million gain to the Company, which was recognized in the second quarter of 2000. Subsequently, on July 13, 2000, the over-allotment option granted to the underwriters was exercised and resulted in an additional $12 million of net proceeds. The over-allotment exercise resulted in an additional gain to the Company of $8.5 million, which was recorded in the third quarter of 2000. The initial sale and the over-allotment option exercise resulted in the Company selling a total of 43.4% of its ownership interest in this subsidiary.

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

The Company provides reserves for environmental liabilities that management considers probable and for which a reasonable estimate of the liability can be made. Accordingly, the Company's reserves for environmental liabilities, including reserves associated with restructuring charges, were approximately $45.2 million and $53.7 million at December 31, 2002 and 2001, respectively. While it is difficult to predict or determine the outcome of actions brought against the Company or the ultimate cost of environmental matters, management believes that the ultimate cost, if any, in excess of the amounts already provided is not likely to have a material adverse effect on its consolidated financial position, consolidated results of operations or liquidity.

The Company's operating costs relating to environmental compliance and safety charged directly to expense were approximately $30 million, $40 million and $36 million in 2002, 2001 and 2000, respectively.

Inflation

Inflation has not been a significant factor for the Company over the last several years. Management believes that the effect of inflation on Company operations will continue to be moderate for the foreseeable future.

New Accounting Standards

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 148, "Accounting for Stock-Based Compensation -Transition and Disclosure." The statement amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 requires disclosure in the Summary of Significant Accounting policies of the effects of the Company's accounting policy with respect to stock-based employee compensation on net income and earnings per share in annual and interim financial statements accounted for using the intrinsic value method prescribed by Accounting Principles Board Opinon (APB) 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure requirements of SFAS 148 as of December 31, 2002.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred rather than when an entity commits to an exit plan. SFAS 146 also provides that the liability be initially measured at fair value. The statement is effective for the Company beginning January 1, 2003. Management expects the new standard to have an impact on the timing of recognition of any future restructuring charges.

In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 as of January 1, 2002. As a result of the application of SFAS 144 and the classification of the Energy Services and Products business unit (OSCA) and the Fine Chemicals portion of the Performance Chemicals business unit as discontinued operations (see Note 3 to the Consolidated Financial Statements), the Company was required to restate its consolidated financial position, results of operations and cash flows for all periods presented.

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." The statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, the cost is capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company will adopt the new rules on asset retirement obligations effective January 1, 2003. The Company currently has legal obligations to plug bromine supply and disposal wells, as well as waste disposal wells, at the end of the assets' useful lives. Upon adoption, the Company will record an increase in plant and equipment, net of $0.6 million and recognize an asset retirement obligation of $5.7 million, resulting in a cumulative effect from a change in accounting principle upon adoption that will reduce net income and stockholders' equity by $3.5 million, net of income taxes.

In June 2001, the FASB issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the statements. Intangible assets having finite lives will continue to be amortized over their useful lives. The pooling of interest method is no longer permitted for business combinations initiated after June 30, 2001. The Company adopted these new standards January 1, 2002.

The Company completed the transitional impairment tests required by SFAS 142 and determined that no impairment loss was incurred as a result of adopting the standard. The Company conducted its annual impairment testing during the fourth quarter of 2002 and determined that the fair values of its reporting units exceed the carrying values of those units.

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

International operations, including U.S. export sales, constitute a significant portion of the Company's revenues and identifiable assets. These operations result in a large volume of foreign currency commitment and transaction exposures and foreign currency net asset exposures. At December 31, 2002 and 2001, the Company's primary net foreign currency market exposures were dispersed through various countries and primarily included the euro and its legacy currencies, the British pound and the Japanese yen. Exposure to variability in currency exchange rates is mitigated, when possible, through the use of natural hedges, whereby purchases and sales in the same foreign currency and with similar maturity dates offset one another. The amount of hedging activity and management of commitment and transaction exposures is coordinated at the corporate level. Hedges are set to mature concurrently with the estimated timing of settlement of the underlying transactions.

Considering the Company's operating profile, at December 31, 2002, the result of a uniform 10% change in the value of the dollar relative to the currencies in which the Company's sales are denominated would result in a change in operating income of approximately $4.5 million. A similar change in 2001 would have had approximately a $1.7 million effect on operating income. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar, and does not factor in any potential changes in sales levels or local currency prices that may result from changes in exchange rates.

The Company uses commercial paper as a source of financing, which exposes the Company to changes in short-term interest rates. The Company manages its ratio of fixed to floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this mix in a cost effective manner, the Company, from time to time, enters into interest rate swap agreements in which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed-upon notional amounts that are supported by the Company's current debt position. In the first quarter of 2002, the Company entered into fixed-to-variable interest rate swaps to manage interest expense on $75 million of fixed rate debt. No interest rate swaps were in place during 2001. Based on the Company's debt position at December 31, 2002, a hypothetical change in interest rates of 1 percentage point for a one-year period would change income (loss) from continuing operations before income taxes by approximately $1.0 million. This analysis does not consider any effect that a change in interest rates would have on overall economic activity or management actions to mitigate interest rate changes.

As of December 31, 2002, the Company had investments of $154.8 million representing investment securities with maturities of three months or less. A hypothetical change in interest rates of 1 percentage point earned on these deposits for a one-year period would change income before income taxes by $1.6 million.

Since the second quarter of 2001, as part of its risk management strategy, the Company has entered into fixed price swap and option contracts, including caps and floors, to manage its exposure to changes in natural gas prices. These natural gas contracts obligate the Company to make or receive a payment equal to the net change in the value of the contracts at their maturity. Such contracts are designated as hedges of the Company's forecasted purchases through 2003 and are effective in hedging the Company's exposure to changes in natural gas prices during this period.

The natural gas contracts that qualify as cash flow hedges under SFAS 133 are marked to market with unrealized gains and losses deferred through other comprehensive income (loss) and recognized in earnings when realized as an adjustment to cost of products sold. The fair value of these contracts at December 31, 2002 was immaterial to the Company's consolidated financial position.

Based on the Company's natural gas exposure at December 31, 2002, a hypothetical 10% change in natural gas prices for a one-year period would change income before income taxes by approximately $1.0 million.

ITEM 8.    Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF OPERATIONS

(millions, except per share data) Year Ended December 31	2002	2001	2000
Net Sales	$1,401.5	$1,352.8	$1,449.8
Operating Expenses
Cost of products sold	1,070.2	1,121.1	1,033.2
Selling, general and administrative expenses	215.0	224.5	216.1
Special charges	5.1	148.6	54.3

	1,290.3	1,494.2	1,303.6

Operating Income (Loss)	111.2	(141.4)	146.2
Interest Income (Expense) - net	(27.6)	(32.8)	(31.6)
Other Income (Expense) - net	(14.9)	(46.8)	2.8

Income (Loss) from Continuing Operations before Income Taxes	68.7	(221.0)	117.4
Income Taxes (Credit)	21.3	(39.8)	36.6

Income (Loss) from Continuing Operations	$47.4	$(181.2)	$80.8

Discontinued Operations
Income (Loss) from Discontinued Operations
Before Minority Interest and Income Taxes	$121.6	$(131.4)	$49.8
Minority Interest	5.5	(4.5)	(2.3)
Income Taxes (Credit)	49.5	(27.6)	1.3

Income (Loss) from Discontinued Operations	$77.6	$(108.3)	$46.2
Net Income (Loss)	$125.0	$(289.5)	$127.0

Earnings (Loss) per Share:
Basic and Diluted
Continuing Operations	$0.94	$(3.60)	$1.54
Discontinued Operations	1.54	(2.16)	0.88

Net Income (Loss)	$2.48	$(5.76)	$2.42

Cash Dividends Declared per Share	$0.33	$0.32	$0.32

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(millions) December 31	2002	2001
Assets
Current Assets
Cash and cash equivalents	$259.1	$55.5
Accounts and notes receivable, less allowances of $4.7 and $5.8, respectively	262.2	253.4
Inventories	252.2	227.5
Prepaid expenses	33.2	20.4
Deferred income taxes	6.4	1.3
Current assets held for sale from discontinued operations	34.0	123.3

Total current assets	847.1	681.4

Plant and Equipment, Net	621.6	623.1
Goodwill	143.6	133.2
Intangible Assets	33.0	29.5
Investments in and Advances to Unconsolidated Affiliates	27.2	27.1
Other Assets	21.6	39.0
Deferred Income Taxes	3.5	65.3
Non-Current Assets Held for Sale from Discontinued Operations	20.1	90.4

Total Assets	$1,717.7	$1,689.0

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$165.9	$151.4
Accrued expenses	117.0	131.4
Income taxes payable	108.3	88.7
Dividends payable	4.5	4.0
Notes payable and current portion of long-term debt	8.0	10.9
Current liabilities held for sale from discontinued operations	14.5	43.7

Total current liabilities	418.2	430.1

Long-Term Debt, less Current Portion	432.6	500.8
Other Noncurrent Liabilities	103.1	67.9
Non-Current Liabilities Held for Sale from Discontinued Operations	12.1	34.6
Minority Interest
Continuing Operations	6.0	5.3
Discontinued Operations	—	36.8
Stockholders' Equity
Common Stock, $1 par value, authorized 200.0 shares; issued 73.0 shares in 2002 and 2001	73.0	73.0
Additional paid-in capital	133.7	133.3
Retained earnings	1,682.7	1,574.2
Treasury stock, at cost; 22.8 shares in 2002 and 2001	(1,054.5)	(1,054.5)
Accumulated other comprehensive loss	(89.2)	(112.5)

Total stockholders' equity	745.7	613.5

Total Liabilities and Stockholders' Equity	$1,717.7	$1,689.0

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(millions) Year Ended December 31	2002	2001	2000
Operating Activities
Income (loss) from continuing operations	$47.4	$(181.2)	$80.8
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities - continuing operations:
Depreciation and depletion	76.7	70.9	71.7
Amortization of intangible assets	3.4	9.2	8.7
Provision for inventory write-downs	—	33.4	—
Deferred income taxes	(2.8)	(96.7)	11.5
Net (unremitted) earnings of affiliates	2.3	(0.7)	(5.6)
Loss on disposition of assets	5.5	10.2	0.2
Special charges	5.1	148.6	54.3
Other	13.4	8.4	9.0
Changes in operating assets and liabilities, net of effects from business combinations:
Accounts receivable	9.4	71.3	(43.6)
Inventories	(10.4)	35.8	(41.8)
Other current assets	(2.3)	(3.3)	5.6
Accounts payable and accrued expenses	(12.0)	(5.9)	33.1
Income taxes and other current liabilities	11.5	5.9	45.5
Other noncurrent liabilities	5.1	22.7	2.0

Net Cash Provided by Operating Activities - Continuing Operations	152.3	128.6	231.4
Income (loss) from Discontinued Operations	77.6	(108.3)	46.2
Net operating activities - Discontinued Operations	(85.1)	166.8	(71.8)

Net Cash (Used for) Provided by Operating Activities - Discontinued Operations	(7.5)	58.5	(25.6)
Net Cash Provided by Operating Activities	144.8	187.1	205.8
Investing Activities
Plant and equipment additions	(64.8)	(131.2)	(132.9)
Business combinations, net of cash acquired	(11.1)	(30.4)	(40.7)
Proceeds from sale of assets	0.4	1.5	(5.3)
Other	(1.8)	(1.5)	(4.4)

Net Cash Used for Investing Activities - Continuing Operations	(77.3)	(161.6)	(183.3)
Net Cash Provided by (Used for) Investing Activities - Discontinued Operations	221.3	(12.3)	76.1
Net Cash Provided by (Used for) Investing Activities	144.0	(173.9)	(107.2)
Financing Activities
Net (repayments) borrowings under short-term credit lines	(1.1)	5.2	3.0
Net repayments of commercial paper and other long-term obligations	(80.5)	(156.8)	(228.7)
Proceeds from stock options exercised	—	0.2	2.6
Cash dividends paid	(16.5)	(15.9)	(16.6)
Repurchase of common stock	—	(2.2)	(135.1)
Other	(3.8)	1.9	(0.7)

Net Cash Used for Financing Activities - Continuing Operations	(101.9)	(167.6)	(375.5)
Net Cash (Used for) Provided by Financing Activities - Discontinued Operations	(0.3)	(4.0)	30.7
Net Cash Used for Financing Activities	(102.2)	(171.6)	(344.8)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	9.7	7.3	(9.4)

Increase (Decrease) in Cash and Cash Equivalents	196.3	(151.1)	(255.6)
Change in Cash and Cash Equivalents - Discontinued Operations	7.3	(12.0)	5.9
Cash and Cash Equivalents at Beginning of Year	55.5	218.6	468.3

Cash and Cash Equivalents at End of Year	$259.1	$55.5	$218.6

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(millions)	Shares	2002 Amount	Shares	2001 Amount	Shares	2000 Amount
Common Stock
Balance at January 1	73.0	$73.0	73.0	$73.0	72.9	$72.9
Exercise of stock options net of shares exchanged	—	—	—	—	0.1	0.1

Balance at December 31	73.0	73.0	73.0	73.0	73.0	73.0

Additional Paid-In Capital
Balance at January 1		133.3		132.5		132.0
Exercise of stock options net of shares exchanged		—		0.1		1.6
Tax benefits of early disposition of stock by optionees		—		—		0.2
Restricted stock activity		0.9		0.7		1.0
Termination of shareholder's rights plan		(0.5)		—		—
Employee stock plan activity		—		—		(2.3)

Balance at December 31		133.7		133.3		132.5

Retained Earnings
Balance at January 1		1,574.2		1,879.6		1,769.2
Net income		125.0		(289.5)		127.0
Dividends		(16.5)		(15.9)		(16.6)

Balance at December 31		1,682.7		1,574.2		1,879.6

Treasury Stock
Balance at January 1	(22.8)	(1,054.5)	(22.7)	(1,052.3)	(18.4)	(923.5)
Shares repurchased	—	—	(0.1)	(2.2)	(4.5)	(135.1)
Employee stock plan activity	—	—	—	—	0.2	6.3

Balance at December 31	(22.8)	(1,054.5)	(22.8)	(1,054.5)	(22.7)	(1,052.3)

Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance at January 1		(109.4)		(82.0)		(55.5)
Translation adjustment		54.1		(27.4)		(26.4)
Other		—		—		(0.1)

Balance at December 31		(55.3)		(109.4)		(82.0)

Minimum Pension Liability
Balance at January 1		(1.8)		(1.1)		(1.0)
Minimum pension liability adjustment [net of taxes (credit) of $(15.0), $(0.4) and $(0.1)]		(32.1)		(0.7)		(0.1)

Balance at December 31		(33.9)		(1.8)		(1.1)

Unrealized gain (loss) on derivative instruments
Balance at January 1		(1.3)		—		—
Derivative activity [net of taxes (credit) of $0.7 and $(0.7)]		1.3		(1.3)		—

Balance at December 31		—		(1.3)		—

Total Balance at December 31		(89.2)		(112.5)		(83.1)

Total Stockholders' Equity	50.2	$745.7	50.2	$613.5	50.3	$949.7

Comprehensive Income (Loss)
Net income (loss)		$125.0		$(289.5)		$127.0
Translation adjustment		54.1		(27.4)		(26.4)
Minimum pension liability adjustment		(32.1)		(0.7)		(0.1)
Unrealized gain (loss) on derivative instruments		1.3		(1.3)		—

Total Comprehensive Income (Loss)		$148.3		$(318.9)		$100.5

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except as indicated)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company is a diversified specialty chemical company. Primary manufacturing operations are located in the United States, Europe and Asia. The Company manages its business and reports segment information based on the nature of its products and services. The Company's segments include Polymer Additives, Performance Chemicals and Water Treatment. The Company's products are sold globally. The principal markets include: computer and business equipment, consumer electronics, data processing, construction materials, telecommunications, pharmaceuticals and pool and spa dealers and distributors.

In May 2002, the Company sold its remaining ownership in OSCA, Inc. (OSCA), formerly the Energy Services and Products business unit. The results of the Energy Services and Products business through May 2002 are reported as discontinued operations for all periods presented.

During the second quarter of 2002, the Company committed to a plan to divest the Fine Chemicals portion of the Performance Chemicals segment. As a result of these actions, the Company has reflected the Fine Chemicals business as discontinued operations for all periods presented.

Further information on the Company's segments is included in Note 15 to the Consolidated Financial Statements.

Principles of Consolidation

The consolidated financial statements include all significant majority-owned subsidiaries of the Company. All material intercompany accounts and transactions are eliminated in consolidation.

Investments

Investments in less than majority-owned entities (20% to 50% ownership) in which the Company does not have the ability to exercise significant influence over operating and financial policies of the investees are accounted for by the equity method, which is cost, plus equity in their undistributed earnings since acquisition. All other investments are carried at their fair values or at cost, as appropriate.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

Revenue from sales of products, including amounts billed to customers for shipping and handling costs, is recognized at the time (1) ownership and all risks of loss have been transferred to the buyer, which is generally upon shipment, (2) the price is fixed and determinable and (3) collectibility is reasonably assured. Provisions for discounts and rebates and returns and other adjustments are provided for in the period the related sales are recorded. Revenue from services is recognized when the services are rendered.

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

Plant and Equipment

Plant and equipment are stated at cost. Depreciation of buildings and equipment is provided over the estimated useful lives of the assets using the straight-line method. The estimated useful lives for purposes of computing depreciation are: buildings, 10-40 years; manufacturing equipment, 7-20 years; and office equipment, 3-5 years.

Goodwill

Effective January 1, 2002, goodwill, the excess of investment over fair value of net assets acquired, is tested annually, or when events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying value. In prior years, goodwill was amortized over periods of 8 years to 40 years using the straight-line method. As of December 31, 2002 and 2001, accumulated goodwill amortization was $28.5 million and $26.7 million, respectively.

Impairment of Long-Lived Assets and Intangible Assets

When events or circumstances indicate that the carrying amount of long-lived assets to be held and used or intangible assets might not be recoverable, the expected future undiscounted cash flows from the assets is estimated and compared with the carrying amount of the assets. Intangible assets are stated on the basis of cost and are being amortized by the straight-line method over the estimated future periods to be benefited. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amounts. Fair value is determined based on discounted cash flow or appraised values, as appropriate. Long-lived assets that are held for sale are reported at the lower of the assets' carrying amount or fair value less costs related to the assets' disposition.

Environmental Costs

The Company participates in environmental assessments and remediation efforts at operating facilities, previously owned or operated facilities, or other waste sites. Costs related to these efforts are accrued when it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated. Liabilities for estimated remediation costs are recorded at undiscounted amounts, are based on experience and are regularly evaluated as efforts proceed.

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

Treasury Stock

Shares of common stock repurchased under the Company's stock repurchase plans are recorded at cost as treasury stock. When the treasury shares are reissued, the Company uses a weighted-average method for determining cost. The difference between the cost of the shares and the reissuance price is included in additional paid-in capital.

Stock-Based Compensation

Statement of Financial Accounting Standards (SFAS) 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As provided for under SFAS 123, the Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost for restricted stock awards is recorded over the requisite vesting periods based on the market value on the date of grant. The compensation expense incurred in 2002, 2001 and 2000 related to restricted stock awards totaled $0.9 million, $0.7 million and $1.0 million, respectively.

The following is a reconciliation of reported income (loss) from continuing operations and earnings per share to income (loss) from continuing operations and related earnings per share as if the Company used the fair value method of accounting for stock-based compensation.

	2002	2001	2000
Income (loss) - continuing operations	$47.4	$(181.2)	$80.8
Stock-based employee compensation expense included in reported income, net of tax	0.6	0.5	0.1
Total stock-based employee compensation expense determined under fair value-based method, for all awards, net of tax	(4.6)	(3.4)	(3.9)
Pro forma income (loss) - continuing operations	$43.4	$(184.1)	$77.0

Earnings per share - continuing operations
As reported:
Basic	$0.94	$(3.60)	$1.54
Diluted	$0.94	$(3.60)	$1.54
Pro forma:
Basic	$0.86	$(3.66)	$1.47
Diluted	$0.86	$(3.66)	$1.47

Foreign Currency Translation

Assets and liabilities of most foreign subsidiaries are translated at exchange rates in effect at the balance sheet date, and the statements of operations are translated at the average monthly exchange rates for the period. Translation gains and losses are recorded as a component of accumulated other comprehensive (loss) income in stockholders' equity until the foreign entity is sold or liquidated. Foreign currency transaction gains and losses are included in net income.

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

Derivatives used for hedging purposes must be designated as, and effective as, a hedge of the identified risk exposure at the designation of the contract. Accordingly, changes in the market value of the derivative contract must be highly correlated with changes in the market value of the underlying hedged item at inception of the hedge and over the life of the hedge contract. Any derivative instrument terminated, designated but no longer effective as a hedge or initially not effective as a hedge would be recorded at market value and the related gains and losses would be recognized in earnings. Derivatives not designated as hedges are adjusted to fair value through the consolidated statement of operations.

The Company recognizes all derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company designates the hedging instrument, based upon the exposure being hedged, as a fair value, cash flow or a hedge of a net investment in a foreign operation.

The Company classifies its derivative financial instruments as held or issued for purposes other than trading. Gains and losses on hedges of existing assets and liabilities are included in other income (expense) - net. Gains and losses from hedges of anticipated transactions are classified in the statement of operations consistent with the accounting treatment of the items being hedged.

Reclassifications

Certain amounts in the prior year financial statements and related notes have been reclassified to conform to the current year presentation.

New Accounting Standards

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The statement amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 requires disclosure in the Summary of Significant Accounting Policies of the effects of the Company's accounting policy with respect to stock-based employee compensation on net income and earnings per share in annual and interim financial statements accounted for using the intrinsic value method prescribed by Accounting Principles Board Opinon (APB) 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure provision of this statement as of December 31, 2002.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred rather than when an entity commits to an exit plan. SFAS 146 also provides that the liability be initially measured at fair value. The statement is effective for the Company beginning January 1, 2003. Management expects the new standard to have an impact on the timing of recognition of any future restructuring charges.

Effective January 1, 2002, the Company adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal

of a Segment of a Business." OSCA and the Fine Chemicals portion of the Performance Chemicals business unit are reported as discontinued operations (see Note 3 to the Consolidated Financial Statements). As a result, the Company restated its consolidated financial position, results of operations and cash flows for all periods presented.

In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which will be effective for the Company January 1, 2003. The statement requires legal obligations associated with retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company currently has legal obligations to plug bromine supply and disposal wells, as well as waste disposal wells, at the end of the assets useful lives. Upon adoption, the Company will record an increase in plant and equipment, net of $0.6 million and recognize an asset retirement obligation of $5.7 million, resulting in a cumulative effect from a change in accounting principle upon adoption that will reduce net income and stockholders' equity by $3.5 million, net of income taxes.

In June 2001, the FASB issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." The Company adopted these new standards January 1, 2002. Under the new rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the statement. Other intangible assets continue to be amortized over their estimated useful lives.

With the adoption of SFAS 142, the Company ceased amortization of goodwill as of January 1, 2002. The following table provides a reconciliation of reported income (loss) from continuing operations, net of income taxes, and the associated earnings (loss) per share to amounts adjusted to reflect the exclusion of goodwill amortization, net of related income taxes.

	2002	2001	2000
Income (loss) - Continuing Operations:
Reported income (loss) - continuing operations	$47.4	$(181.2)	$80.8
Add: Goodwill amortization, net of related income taxes	—	4.5	5.8

Adjusted income (loss) - continuing operations	$47.4	$(176.7)	$86.6

Basic and Diluted Earnings per Share:
Reported income (loss) per share - continuing operations	$0.94	$(3.60)	$1.54
Add: Goodwill amortization, net of related income taxes	—	0.09	0.11

Adjusted income (loss) per share - continuing operations	$0.94	$(3.51)	$1.65

The Company completed the transitional impairment tests required by SFAS 142 and determined that there was no impairment loss as a result of the adoption. The Company conducted its annual impairment testing during the fourth quarter of 2002 and has determined that the fair values of its reporting units exceed the carrying values of those units.

The following tables include information regarding the carrying values and related amortization expense of intangible assets as of and for the periods ended December 31, 2002 and 2001.

	2002 Gross Carrying Amount	2002 Accumulated Amortization	2001 Gross Carrying Amount	2001 Accumulated Amortization
Amortized Intangible Assets:
Non-compete agreements	$8.4	$(3.6)	$5.5	$(2.5)
Patents, trademarks and licenses	5.0	(3.6)	4.3	(3.2)
Intellectual property	17.0	(2.6)	15.7	(1.7)
Customer-related	11.4	(2.0)	8.6	(1.6)
Other	6.4	(3.4)	7.4	(3.0)

Total	$48.2	$(15.2)	$41.5	$(12.0)

Amortization expense for the year ended December 31, 2002 was $3.4 million. Future amortization expense for the next five years is estimated to be as follows: 2003 - $3.5 million; 2004 - $2.9 million; 2005 - $2.2 million; 2006 - $2.1 million; and 2007 - $2.1 million.

On December 3, 2002, the Company acquired certain assets of Flexsys America's non-staining phenolic antioxidants business. Included in these assets were $6 million of intangibles, which consisted of a $2.7 million non-compete agreement, $0.5 million of intellectual property and $2.8 million of customer-related intangibles. These amounts have been included in the above table.

The changes in the carrying amount of goodwill for the years ended December 31, 2001 and 2002, are as follows:

	Polymer Additives	Water Treatment	Total
Goodwill:
Balance as of January 1, 2001	$109.0	$75.9	$184.9
Goodwill acquired	10.7	—	10.7
Goodwill impaired	(41.9)	—	(41.9)
Purchase accounting adjustments	(5.9)	(8.8)	(14.7)
Goodwill amortization expense	(3.3)	(3.2)	(6.5)
Effects of foreign currency	0.4	0.3	0.7
Balance as of December 31, 2001	$69.0	$64.2	$133.2
Goodwill acquired	3.1	—	3.1
Effects of foreign currency	5.3	2.0	7.3

Balance as of December 31, 2002	$77.4	$66.2	$143.6

NOTE 2: SPECIAL CHARGES

2001 Repositioning Plan

On June 27, 2001, the Company's Board of Directors approved a detailed repositioning plan which provides for a series of cost reduction initiatives which were intended to further streamline operations, strengthen the Company's competitive position and continue to provide a strong platform for future growth. Additionally, on September 15, 2001 and December 6, 2001, the Company's Board of Directors approved an additional series of cost reduction initiatives developed to minimize the effects of the current economic conditions. The major components of these repositioning plans included the consolidation of certain Polymer Additives operations, resulting in two plant closures; elimination of approximately 485 manufacturing, research and development, sales and other management positions; and the impairment of certain underperforming and non-strategic long-lived assets, including goodwill.

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

Net special charges for the year ended December 31, 2001 totaled $148.6 million, $115.2 million after income taxes or $2.29 per share. This reflects the $153.6 million of charges recorded in 2001 offset by a reversal of $3.5 million related to changes in estimates in the 2001 special charges and certain reversals of the special charges taken in 2000 totaling $1.5 million, as detailed below. The net effect of the special charge reversals after income taxes was $3.7 million or $0.07 per share. The net of the 2001 special charges and reversals are reflected in the 2001 consolidated statement of operations as a separate component of operating income.

A reconciliation of the reserve balance at December 31, 2002 and the activity (including the effects of foreign exchange) of the reserve in 2002 is as follows:

Description	Reserve Balance at December 31, 2001	Adjustments to Original Reserve Estimates	2002 Activity	Reserve Balance at December 31, 2002
Asset Impairment (non-cash):
Polymer Additives	$—	$6.0	$(6.0)	$—

	—	6.0	(6.0)	—
Severance Costs:
Polymer Additives	16.4	(1.6)	(10.5)	4.3
Performance Chemicals	0.2	—	(0.1)	0.1
Water Treatment	0.1	—	(0.1)	—
Corporate	1.7	—	(1.4)	0.3

	18.4	(1.6)	(12.1)	4.7

Plant Closure and Environmental:
Polymer Additives	15.4	1.0	(6.1)	10.3

Other (Corporate)	2.1	(0.3)	(1.1)	0.7

	$35.9	$5.1	$(25.3)	$15.7

As of December 31, 2002, $15.7 million of the $148.6 million charge remains to be spent. This remaining amount includes the effects of $5.1 million of net special charges recorded in 2002 related to changes in estimates in the special charge reserves recorded in 2001. The major components of this remaining reserve relate to severance and plant closure costs yet to be spent for the two plant closures and the shutdown of two unprofitable product lines. The majority of the severance costs are expected to be paid out by the second quarter of 2003 and the plant closure and environmental costs by 2005.

Also, during 2001 the Company recorded lower of cost or market inventory write-downs totaling $25.7 million. These write-downs were recorded as a component of cost of products sold and resulted primarily from significant declines in forecasted revenue for the Polymer Additives business unit. In addition, the Water Treatment business incurred some lower of cost or market valuation adjustments due to some unsuccessful promotional inventory buys.

Additionally, as part of these repositioning actions, the Company recorded a $24.5 million liability for environmental remediation costs, $7.4 million for plant shutdown operating inefficiencies, a $1.5 million cumulative U.K. pension liability, $0.9 million of accounts receivable write-offs and $1.0 million of contract cancellation costs. These items amounted to $35.3 million and were recorded in the 2001 consolidated statement of operations as follows: $33.9 million to cost of products sold and $1.4 million as a component of selling, general and administrative expenses.

Certain other charges were also recorded during 2001. These charges, which netted to $33.8 million, included $11.6 million related to the write-off of an uncollectible note receivable from the sale of a previously owned business, $10.7 million for losses incurred on fixed asset replacement activities, primarily at one of the Company's U.S. plants, $13.4 million of increases in litigation accruals resulting from estimated settlement amounts on outstanding litigation matters, a $(3.2) million net foreign exchange gain arising from the repatriation of cash from a foreign subsidiary partially offset by a loss from a fair value adjustment on an intercompany loan of a foreign subsidiary and $1.3 million of other costs. All of these charges are reflected in the 2001 consolidated statement of operations as a component of other income (expense) - net.

The following paragraphs provide detailed information relating to the special charges and inventory write-downs that were recorded in 2001. Litigation and environmental liability updates are contained in Note 18 - Commitments and Contingencies.

SPECIAL CHARGES

Asset Impairments

Asset impairment losses in Polymer Additives related to the closure of an underperforming operating site in the U.S. and one site in Europe. These charges included the impairment of fixed assets at each site and $18.4 million of impaired goodwill attributable to the sites. In addition, these losses included the impairment of certain non-strategic bromine and flame retardant production assets at two U.S operating sites and the impairment of $26.4 million of goodwill related to the 1997 acquisition of the antimony products business. The asset impairment charges for Performance Chemicals included the shut-down of two unprofitable product lines at a U.S. manufacturing site.

These impairment losses adjusted the carrying value of these assets to fair value. Fair value was determined using discounted cash flows for goodwill and for fixed assets either discounted cash flows or appraised values as appropriate. Any impaired fixed assets held for disposal were written down to fair value less costs of disposal. The adjusted carrying value of the assets, classified as held for use, are being depreciated or amortized over the estimated remaining lives of the assets.

Severance Costs

Severance costs included the cost of separation payments to certain employees who were terminated. Determinations of the severance costs were negotiated individually with the employee, were based upon the provisions of statutory or contractual severance plans or, for the European locations, were negotiated with their unions and workers' councils. The severance charges included severance costs for the termination of approximately 485 positions. The severance plans include approximately 439 positions for Polymer Additives, four positions for Performance Chemicals and 42 positions for Water Treatment and Corporate.

Plant Closure, Environmental and Other

The plant closure and environmental costs associated with the 2001 special charges related primarily to closure costs such as dismantling, decontamination and remediation that were or will be incurred in conjunction with the closure of the two operating sites discussed previously.

The other costs related primarily to legal and consulting costs associated with the special charge activities, the write-off of certain components of the Company's data processing software proprietary to one of the operating sites being closed, the write-off of certain spare parts inventories associated with the impaired fixed assets and costs resulting from the termination of an equipment lease.

Inventory Write-Downs

The Company recorded a lower of cost or market inventory write-down totaling $25.7 million during 2001. These inventory write-downs included $13.0 million related to the Polymer Additives business unit, $3.8 million to Performance Chemicals and $8.9 million to Water Treatment. The Polymer Additives portion of the write-down reflected market adjustments resulting from declines in customer demand, and the Water Treatment portion provided for the revaluation of inventory resulting from some unsuccessful promotional inventory buys. These write-downs were calculated in accordance with the Company's inventory valuation accounting policies.

2000 Repositioning Plan

The major components of the 2000 repositioning plan included the consolidation of the Company's three antimony manufacturing operations, elimination of approximately 309 manufacturing and research and development positions, primarily in the Polymer Additives business unit, and impairment or disposal of certain underperforming and nonstrategic assets. The asset impairments related to four Polymer Additives manufacturing locations, including sites in Europe and the United States, and two Performance Chemicals locations, including sites in the United States and United Kingdom. The special charges related to this repositioning plan and included in continuing operations totaled $56.4 million, $38.9 million after income taxes or $0.77 per share for 2000. The $56.4 million special charge consisted of $38.0 million for asset impairments, $12.2 million for severance costs and $6.2 million for plant closure and environmental costs.

Net special charges for the year ended December 31, 2000 totaled $54.3 million. This reflected the $56.4 million charge offset by reversals of $2.1 million, which related to a change in estimate in the 2000 special charges and certain reversals of special charges taken in 1999 and 1998. The net effect of the special charge reversals after income taxes was $1.5 million or $0.03 per share. The net of the 2000 special charges and reversals are reflected in the 2000 consolidated statement of operations as a separate component of operating income.

A reconciliation of the reserve balance at December 31, 2002 and the 2002 activity in the reserve is as follows:

Description	Reserve Balance at December 31, 2001	2002 Activity	Reserve Balance at December 31, 2002
Severance Costs:
Polymer Additives	$0.2	$(0.1)	$0.1

Plant Closure and Environmental:
Polymer Additives	4.5	(0.5)	4.0

	$4.7	$(0.6)	$4.1

The remaining 2000 reserves consist primarily of plant closure and environmental costs related to the closure of a brine pond in El Dorado, Arkansas.

NOTE 3: DISCONTINUED OPERATIONS

The sale of the Company's Energy Services and Products business unit, OSCA, to BJ Services Company was completed on May 31, 2002. Under the terms of the sale, BJ Services acquired all outstanding shares of OSCA, including the Company's 53.2% holding, for $28.00 per share in cash or $221 million, resulting in a gain of $175.4 million. This transaction provided the Company with net proceeds of approximately $200 million in cash, a part of which was used to reduce the Company's debt position. As a result of this transaction, the Company has reflected OSCA as discontinued operations for all periods presented.

During the second quarter of 2002, management, with the approval of the Board of Directors, committed to a plan to divest the Company's Fine Chemicals business, previously a part of the Performance Chemicals business unit. The Company is now engaged in efforts to sell the net assets of the Fine Chemicals business. As a result of these actions, the Company has reflected the Fine Chemicals business as discontinued operations for all periods presented.

The operating results from discontinued operations presented in the accompanying consolidated statements of operations are as follows:

Year Ended December 31	2002	2001	2000
Net sales
OSCA	$58.1	$175.9	$131.9
Fine Chemicals	55.2	66.0	88.7
Special charges - Fine Chemicals	26.7	118.5	9.1
Operating income (loss)
OSCA	(16.3)	18.1	13.1
Fine Chemicals	(33.7)	(154.0)	(19.2)
Gain on sale of subsidiary stock - OSCA	175.4	9.4	60.4
Interest income (expense) - net	(0.4)	(1.3)	(1.0)
Other income (expense) - net	2.1	(8.1)	(5.8)

Income (loss) before income taxes	$127.1	$(135.9)	$47.5
Income taxes (credit)	49.5	(27.6)	1.3

Income (loss) from discontinued operations	$77.6	$(108.3)	$46.2

Included in special charges for the Fine Chemicals business in 2002 are $22.9 million of fixed asset impairment charges and $3.8 million of severance accruals. These charges were recorded in conjunction with the intended sale of the Fine Chemicals business. Fine Chemicals net special charges recorded in 2001 of $118.5 million consisted of $106.0 million of asset impairments, including $22.0 million of fixed asset impairments and $84.0 million of impaired goodwill, $5.8 million of severance accruals, $5.1 million of plant closure and environmental costs and $1.4 million of other costs, as well as adjustments of $0.2 million related to special charges taken in 2000. The 2001 charges were undertaken as a part of a detailed repositioning plan approved by the Company's Board of Directors in 2001. Included in 2000 operating income (loss) in 2000 are net special charges of $9.1 million, which reflect $10 million of charges recorded in 2000 offset by a reversal of $0.8 million related to reversals of certain charges taken in 1999 and 1998. The 2000 charges of $10 million included $5.8 million of asset impairments and $4.2 million of severance accruals.

Also included in 2002 operating income for Fine Chemicals are $3.7 million of inventory write-downs. Fine Chemicals operating income in 2001 included $18.9 million of inventory write-downs recorded as a part of the 2001 repositioning plan.

During 1997, the Board of Directors approved a plan to exit the furfural and derivatives business, Chemol and environmental services businesses. A portion of the Chemol business was sold during 1998, and essentially all remaining operations were concluded. The environmental services business was sold in January 1999, and the furfural and derivatives business was sold in June 1999. Remaining reserves for the 1997 discontinued operations amounted to $1.7 million and $3.4 million at December 31, 2002 and 2001, respectively. Net assets (liabilities) of the 1997 discontinued operations amounting to $(0.3) million and $(1.1) million have been included in other assets in the consolidated balance sheets at December 31, 2002 and 2001, respectively.

Included in the other income (expense) - net above in 2002 are charges of $1.4 million related to the 1997 discontinued operations.

The assets and liabilities held for sale from discontinued operations related to OSCA and Fine Chemicals presented in the accompanying consolidated balance sheets are comprised of:

December	2002	2001
Current Assets:
Cash and cash equivalents	$0.3	$16.2
Accounts receivable	14.0	57.1
Inventories	11.5	47.5
Prepaid expenses and other current assets	8.2	2.5

Total current assets	$34.0	$123.3
Non-Current Assets:
Plant and equipment, net	$14.2	$88.5
Goodwill and other assets	5.9	1.9

Total non-current assets	$20.1	$90.4
Current Liabilities:
Accounts payable and accrued expenses	$14.5	$43.5
Current portion, long-term debt	—	0.2

Total current liabilities	14.5	43.7
Non-Current Liabilities:
Long-term debt, less current portion	$—	$27.0
Other non-current liabilities	12.1	7.6

Total non-current liabilities	$12.1	$34.6
Minority Interest - OSCA	$—	$36.8

As of December 31, 2002, $2.9 million of the $26.7 million of special charges recorded in 2002 and $7.9 million of the $118.3 million of special charges recorded in 2001 remain to be spent. There are no amounts outstanding related to the charges taken in 2000. The major components of the remaining reserves are severance of $1.5 million and plant closure and environmental costs of $6.4 million. Plant closure and environmental costs have been allocated between accrued expenses and non-current liabilities based on the anticipated timing of these expenditures.

NOTE 4: ACQUISITIONS AND SALE OF SUBSIDIARY STOCK

Acquisitions

On December 3, 2002, the Company acquired certain assets of Flexsys America's non-staining phenolic antioxidants business for approximately $11 million. Assets acquired included inventory, other intangibles and the process technology associated with Santonox® TBMC, Santovar® TAHQ and Santowhite® BBMC. Great Lakes will market these products under the Company's established line of Lowinox® non-staining antioxidants. Goodwill resulting from the acquisition amounted to approximately $3 million.

On February 14, 2001, the Company acquired the Optical Monomers business from Akzo Nobel Polymer Chemicals LLC for approximately $30 million in cash. The Optical Monomers business operates at a leased manufacturing site in Pasadena, Texas, and has sales and support networks throughout the United States and Europe. This acquisition was accounted for using the purchase method of accounting with its results of operations included since the date of acquisition. Goodwill resulting from the acquisition amounted to $11.5 million.

On July 14, 2000, the Company acquired Aqua Clear for $40.7 million. Aqua Clear, a manufacturer and distributor of specialty pool chemical products, operated a manufacturing site in Watervliet, New

York, which was closed in 2001. Aqua Clear continues to operate distribution sites in St. Louis, Missouri, and Waterford, New York, as well as sales and support networks throughout the United States and Canada. The acquisition of Aqua Clear was accounted for using the purchase method of accounting with its results of operations included since the date of acquisition. Goodwill resulting from the acquisition amounted to $37.8 million.

These acquisitions were funded with available cash and borrowing capacity.

Sale of Subsidiary Stock

On February 20, 2002, the Company announced that its Energy Services and Products business unit, OSCA, entered into a definitive merger agreement with BJ Services Company. The sale of OSCA was completed on May 31, 2002. Under the terms of the sale, BJ Services acquired all outstanding shares of OSCA, including the Company's 53.2% holding, for $28.00 per share in cash, or $221 million, resulting in a gain of $175.4 million. This transaction provided the Company with net proceeds of approximately $200 million in cash, a part of which was used to reduce the Company's debt position. As a result of this transaction, the Company has reflected OSCA as discontinued operations for all periods presented.

In addition, in each of the first and second quarters of 2001, the Company sold 250,000 shares of its OSCA Class B common stock pursuant to Rule 144 under the Securities Act of 1933 for a total of 500,000 shares being sold for the year ended December 31, 2001. The terms of these transactions provided that upon the sale of these Class B shares, the shares were automatically converted to OSCA Class A common stock. Net proceeds were $5.4 million and $6.3 million and the related taxable gains were $4.2 million and $5.2 million for the first and second quarters of 2001, respectively.

Effective June 15, 2000, the Company had sold 40% of its ownership in OSCA through an initial public offering. Net proceeds of approximately $79 million from the initial sale were paid to the Company by OSCA to satisfy indebtedness. The initial sale resulted in a $51.9 million gain to the Company, which was recognized in the second quarter of 2000. Subsequently, on July 13, 2000, the over-allotment option granted to the underwriters was exercised and resulted in an additional $12 million of net proceeds. The over-allotment exercise resulted in an additional gain to the Company of $8.5 million, which was recorded in the third quarter of 2000. The initial sale and the over-allotment option exercise resulted in the Company selling a total of 43.4% of its ownership interest in this subsidiary.

NOTE 5: CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

December 31	2002	2001
Cash	$101.2	$38.6
Cash equivalents	157.9	16.9

	$259.1	$55.5

NOTE 6: INVENTORIES

The major components of inventories are as follows:

December 31	2002	2001
Finished products	$186.4	$155.6
Raw materials	33.5	41.6
Supplies	32.3	30.3

	$252.2	$227.5

NOTE 7: PLANT AND EQUIPMENT

Plant and equipment consist of the following:

December 31	2002	2001
Land	$14.3	$14.6
Buildings	129.6	117.3
Equipment	1,150.0	1,129.1
Construction in progress	31.9	52.4

	1,325.8	1,313.4
Less allowances for depreciation, depletion and amortization	(704.2)	(690.3)

	$621.6	$623.1

NOTE 8: DEBT

Long-term debt is summarized as follows:

December 31	2002	2001
Notes payable	$400.0	$400.0
Commercial paper	—	72.4
Industrial development bonds	12.3	12.3
Other	28.3	27.0

	440.6	511.7
Less current portion	(8.0)	(10.9)

	$432.6	$500.8

On July 15, 1999, the Company sold $400 million of 7% notes due July 15, 2009. Proceeds from the sale of the notes were used to replace a portion of the commercial paper borrowings. The notes were sold under a shelf registration process. Under this process, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission and may sell various unsecured debt securities, common stock or rights or warrants to purchase common stock individually or in combination up to $750 million. The amount of securities remaining to be sold on the registration statement is $350 million.

On October 3, 2002, the Company renewed the 364-day portion of its unsecured revolving credit facility established on October 4, 2001. This 364-day credit facility was originally established along with a facility with a five-year term. Under these combined facilities, the Company may borrow up to $462.5 million. These facilities are used to support the Company's commercial paper program and for general corporate purposes. The facility contains certain covenants that include, among others, requirements to limit the maximum ratio of Debt to EBITDA to 3.5 to 1, as defined in the agreement.

Debt to EBITDA, as defined in the agreement, was 1.3 as of December 31, 2002. Interest on borrowings outstanding under the agreement is based upon a variable rate tied to LIBOR. There were no outstanding borrowings on these facilities as of December 31, 2002 and 2001

The interest rate on industrial development bonds was 2.99% at December 31, 2002, and the bonds have maturities through 2025.

Commercial paper financing was classified as a component of long-term debt at December 31, 2001, since the Company had the ability and the intent to refinance these borrowings on a long-term basis either through continued commercial paper borrowings or utilization of available long-term credit facilities. There were no outstanding commercial paper borrowings as of December 31, 2002.

Long-term debt matures as follows: 2003, $8.0 million; 2004, $2.9 million; 2005, $2.7 million; 2006, $1.5 million; 2007, $1.1 million; and thereafter, $424.4 million.

During 2002, 2001 and 2000, interest costs were $32.1 million, $42.3 million and $52.4 million, respectively, which included interest capitalized as additional costs of plant and equipment of $0.6 million in 2002, $1.0 million in 2001 and $1.7 million in 2000. In these years, cash interest payments were $33.9 million, $42.5 million and $52.8 million, respectively.

NOTE 9: INCOME TAXES

The following is a summary of domestic and foreign income from Continuing Operations before income taxes, the components of the provisions for income taxes, a reconciliation of the United States federal income tax rate to the effective income tax rate and the components of deferred tax assets and liabilities.

Income Before Income Taxes:

Year Ended December 31	2002	2001	2000
Domestic	$28.6	$(79.0)	$59.7
Foreign	40.1	(142.0)	57.7

	$68.7	$(221.0)	$117.4

Provisions for Income Taxes:

Year Ended December 31	2002	2001	2000
Current:
Federal	$(53.5)	$45.8	$7.1
State	(1.0)	(2.5)	5.0
Foreign	19.1	6.4	7.5

	(35.4)	49.7	19.6

Deferred:
Domestic	69.2	(93.9)	9.7
Foreign	(12.5)	4.4	7.3

	56.7	(89.5)	17.0

	$21.3	$(39.8)	$36.6

Effective Income Tax Rate Reconciliation:

Year Ended December 31	2002	2001	2000
U.S. federal income tax rate	35.0%	(35.0)%	35.0%
Change resulting from:
State income tax	(0.9)	(0.7)	2.7
Depletion	(3.0)	(0.8)	(1.6)
Export sales incentive	(2.1)	(0.4)	(2.1)
Tax-exempt interest	—	—	(0.7)
Dividends received deduction	—	—	(0.4)
Low income housing credit	(4.5)	(1.5)	(2.7)
International operations	1.6	2.4	(0.6)
Stock redemption -
Huntsman	—	—	(0.6)
Nondeductible goodwill	—	3.8	0.3
Change in valuation allowance	6.0	14.9	1.5
Other	(1.1)	(0.7)	0.4

Effective income tax rate	31.0%	(18.0)%	31.2%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Components of Deferred Tax Assets and Liabilities:

December 31	2002	2001
Deferred tax assets
Accrued expenses	$11.0	$21.6
Special charges	3.9	1.2
Tax credit carryforwards	36.9	29.1
Net operating loss carryforwards	44.1	119.9
Other	31.4	31.3

Deferred tax assets	127.3	203.1
Valuation allowance	(35.7)	(49.4)

Deferred tax assets, net of valuation allowance	$91.6	$153.7

Deferred tax liabilities
Depreciation	$65.1	$54.1
Other	16.6	33.0

Deferred tax liabilities	$81.7	$87.1

Net deferred tax assets	$9.9	$66.6

As of December 31, 2002, the Company had tax credit carryforwards of $36.9 million available. A valuation allowance of $17.7 million has been recorded against the portion of these credit carryforwards for which utilization is uncertain. Of the amount of tax credit carryforwards for which no valuation allowance has been recorded, $0.7 million expire in 2018; $2.6 million expire in 2019; $3.2 million expire in 2020; $3.3 million expire in 2021; $3.2 million expire in 2022; and the remaining $6.2 million have no expiration dates. At December 31, 2002, the Company and certain of its foreign subsidiaries had net operating losses totaling $119.0 million. These carryforwards will be available to offset $44.1 million of future tax liabilities. A valuation allowance of $18.0 million has been recorded against the portion of these net operating loss carryforwards for which utilization is uncertain. Of the amount of net operating loss carryforwards for which no valuation allowance has been recorded, $9.4 million expire in 2021 and the remaining $16.7 million have no expiration dates.

Cash payments for income taxes were $14.0 million, $14.3 million and $11.2 million in 2002, 2001 and 2000, respectively.

NOTE 10: STOCKHOLDERS' EQUITY

The Board of Directors has authorized the Company to purchase shares of the Company's common stock in the open market or in privately negotiated transactions. No share repurchases were made in the current year. The Company purchased approximately 0.1 million shares during 2001 at an average price of $22.19. A total of 2.8 million shares remain available under existing Board authorizations.

Under a Stockholders' Rights Plan adopted in 1999, for each outstanding share of common stock of the Company held by a stockholder, each stockholder had a right, which entitled the holder upon certain triggering events described in the Stockholders' Rights Plan, to acquire at the Right's then current exercise price, the number of shares of common stock of the Company (or, if applicable, an acquiring company) having a market value equal to twice the Right's exercise price.

On February 12, 2002, the Company's Board of Directors redeemed the outstanding Rights under the Stockholders' Rights Plan at a price of $.01 per Right, paid to stockholders of record on April 1, 2002.

NOTE 11: EARNINGS PER SHARE

Basic earnings per share is based on the weighted-average number of common shares outstanding during the period, while diluted earnings per share includes the effect of options and restricted stock that were dilutive and outstanding during the period. The computation of basic and diluted earnings per share is determined using net income or loss as reported as the numerator, and the number of shares included in the denominator is calculated as follows:

Year Ended December 31	2002	2001	2000
Denominator for basic earnings per share (weighted-average shares)	50.2	50.3	52.4
Effect of dilutive securities	0.1	—	0.1

Denominator for diluted earnings per share	50.3	50.3	52.5

Options to purchase shares of common stock of 3.0 million in 2002, 3.3 million in 2001 and 3.1 million in 2000 were outstanding, but were excluded from the computation of diluted earnings per share, because the exercise prices were greater than the average market price of the common shares during those years, and therefore the effect would have been antidilutive.

NOTE 12: STOCK COMPENSATION PLANS

The Company has four plans that provide for the granting of stock awards to officers and key employees. The 2002, 1998 and 1993 Stock Compensation Plans have stock awards available for grant; the fourth plan, the 1984 Stock Compensation Plan, has no stock awards available for grant, but does have options exercisable as of December 31, 2002. The Company is authorized to grant options for up to 7.0 million shares under the 2002, 1998 and 1993 plans, of which 3.5 million have been granted. Options under the plans have been granted at the market value at the date of grant, become exercisable over periods of one to five years and expire 10 years from the date of grant.

In addition to the options awarded under the plans, the Company on April 6, 1998 granted the chief executive officer an option to acquire 0.7 million shares of the Company's stock. The options were granted at market value on the date of grant; 0.2 million of the shares became exercisable upon grant with the remaining shares exercisable ratably over four years. The options expire 10 years from the grant date.

The status of the Company's stock options is summarized below:

	Shares Under Option	Weighted- Average Exercise Price
Outstanding at January 1, 2000	3.1	$43.96
Granted	0.8	30.15
Exercised	(0.1)	23.10
Terminated	(0.5)	40.67

Outstanding at December 31, 2000	3.3	41.72
Granted	0.8	32.78
Exercised	0.0	30.10
Terminated	(0.8)	41.69

Outstanding at December 31, 2001	3.3	39.53
Granted	0.9	22.12
Exercised	0.0	23.44
Terminated	(0.3)	47.24

Outstanding at December 31, 2002	3.9	$34.71

Currently Exercisable	2.2	$40.51

During 2002, 2001 and 2000, the Company awarded restricted stock totaling approximately 20,000, 90,000 and 14,000 shares, respectively, to directors and other key employees. These awards become exercisable over a period of one to 10 years. The Company recognizes compensation expense consistent with the vesting of each award. The compensation expense incurred in 2002, 2001 and 2000 related to these awards totaled $0.9 million, $0.7 million and $1.0 million, respectively.

The following table summarizes information concerning outstanding and exercisable options at December 31, 2002:

Range of Exercise Prices	$22.00-$35.99	$36.00-$50.99	$51.00-$68.99
Options outstanding:
Weighted-average remaining contractual life	9.0 yrs	6.0 yrs	2.8 yrs
Weighted-average exercise price	$28.32	$41.90	$61.99
Options outstanding (millions)	2.4	1.3	0.2
Options exercisable:
Weighted-average exercise price	$32.56	$41.89	$61.99
Options exercisable (millions)	0.9	1.1	0.2

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

While no compensation expense has been recognized for the Company's stock option plans, outstanding options whose exercise prices were less than the average market price of common stock during the period are included in the determination of share dilution for the purposes of calculating diluted earnings per share.

December 31	2002	2001	2000
Weighted-average fair value per share of options granted during the year(1)	$7.24	$10.81	$11.67
Income (loss) from continuing operations:
As reported	47.4	(181.2)	80.8
Pro forma	43.4	(184.1)	77.0
Diluted earnings per share:
As reported	0.94	(3.60)	1.54
Pro forma	0.86	(3.66)	1.47
Assumptions:
Expected volatility	28.9%	27.8%	28.3%
Expected life in years	6.5	6.5	6.5
Risk-free interest rate	4.7%	4.4%	6.7%
Dividend yield	1.5%	1.1%	1.1%

(1)
On date of grant using the Black-Scholes option pricing model, a pricing model acceptable under SFAS 123.

NOTE 13: RETIREMENT PLANS

Defined Benefit Pension Plans

The Company sponsors various noncontributory and contributory defined benefit retirement plans covering certain of its U.S. and non-U.S. employees. Retirement benefits are based upon years of service and the employee's compensation levels during this service period. The Company also has unfunded supplemental nonqualified defined benefit plans, which provide pension benefits for certain employees in excess of the tax-qualified plans' limits. The net periodic benefit cost is assessed in accordance with the advice of professionally qualified actuaries.

The Company's funding policy is to make contributions to the extent such contributions are tax deductible as actuarially determined and as permitted by regulatory authorities. The funded amounts reflect actuarial assumptions regarding compensation, interest and other projections. Plan assets are comprised primarily of equity securities, fixed-income securities and short-term investments.

The following table provides a progression of the plans' benefit obligations and fair value of plan assets for 2002 and 2001, and reconciles the funded status to the amounts recognized in the consolidated balance sheets for those years.

	U.S. Plans		Non-U.S. Plans
	2002	2001	2002	2001
Changes in benefit obligation:
Benefit obligation at beginning of year	$123.5	$116.2	$99.7	$80.6
Service cost	4.9	4.6	3.7	3.9
Interest cost	9.0	8.9	6.4	5.0
Plan participants' contributions	—	—	1.5	1.3
Net actuarial loss	7.7	2.4	24.6	13.7
Benefits paid	(4.5)	(8.6)	(3.6)	(3.1)
Foreign exchange loss (gain)	—	—	12.8	(1.7)

Benefit obligation at end of year	$140.6	$123.5	$145.1	$99.7

Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$107.2	$128.6	$88.7	$108.5
Actual return on plan assets	(11.0)	(17.9)	(12.0)	(16.9)
Employer contributions	0.8	5.5	3.4	2.3
Benefits and expenses paid	(4.9)	(9.0)	(3.6)	(3.1)
Foreign exchange gain (loss)	—	—	9.9	(2.1)

Fair value of plan assets at end of year	$92.1	$107.2	$86.4	$88.7

Funded status of plans:
Funded status	$(48.5)	$(16.3)	$(58.7)	$(11.0)
Unrecognized prior service cost	0.4	0.3	—	—
Unrecognized transition obligation	0.2	0.3	—	—
Unrecognized net actuarial loss	39.8	11.6	69.3	19.2

Prepaid (accrued) benefit cost	$(8.1)	$(4.1)	$10.6	$8.2

Amounts recognized in the balance sheets consist of:
Prepaid benefit costs	$—	$0.9	$10.6	$8.2
Accrued benefit liability	(8.4)	(5.7)	—	—
Additional minimum liability	(19.9)	(2.8)	(30.0)	—
Intangible asset	0.3	0.7	—	—
Accumulated other comprehensive loss	19.9	2.8	30.0	—

Prepaid (accrued) benefit cost	$(8.1)	$(4.1)	$10.6	$8.2

Weighted-average assumptions:
Discount rates	7.0%	7.5%	5.5%	6.25%
Expected return on plan assets	9.0%	9.0%	7.0%	7.5%
Rate of compensation increases	4.0%	4.0%	3.75%	3.75%

The components of net periodic benefit costs are as follows:

	U.S. Plans			Non-U.S. Plans
	2002	2001	2000	2002	2001	2000
Service cost	$4.9	$4.8	$4.8	$3.7	$3.7	$3.4
Interest cost	9.0	8.9	8.4	6.4	5.0	2.6
Expected return on plan assets	(9.5)	(11.4)	(10.3)	(8.1)	(6.9)	(3.0)
Amortization of prior service cost	0.1	0.2	0.1	—	—	—
Amortization of transition obligation	0.2	0.2	0.2	—	—	—
Recognized net actuarial loss/(gain)	0.1	(0.9)	(0.4)	—	(0.3)	0.4

Net periodic benefit cost	$4.8	$1.8	$2.8	$2.0	$1.5	$3.4

The allocation of net periodic benefit cost is as follows:

	U.S. Plans			Non-U.S. Plans
	2002	2001	2000	2002	2001	2000
Continuing Operations	$4.8	$1.8	$2.8	$1.3	$1.0	$2.3
Discontinued Operations	—	—	—	0.7	0.5	1.1

Net periodic benefit cost	$4.8	$1.8	$2.8	$2.0	$1.5	$3.4

Amounts applicable to the Company's U.S. and non-U.S. pension plans with projected benefit obligations in excess of plan assets are summarized as follows as of the October 1 measurement date:

	2002	2001
Projected benefit obligation	$285.7	$223.2
Fair value of plan assets	178.5	195.9

Amounts applicable to the Company's U.S. and non-U.S. pension plans with accumulated benefit obligations in excess of plan assets are summarized as follows as of the October 1 measurement date:

	2002	2001
Accumulated benefit obligation	$226.3	$8.5
Fair value of plan assets	178.5	—

The Company provides no significant postretirement benefits other than pensions.

Defined Contribution Retirement Plans

Certain Company employees participate in the Great Lakes Savings Plan, which is a defined contribution, 401(k) employee savings plan generally available to all U.S. full-time salaried, non-union hourly employees and certain union hourly employees. The plan is funded by contributions from participants and the Company. Contributions by the Company to the plan approximated $2.7 million, $2.9 million and $3.4 million in 2002, 2001 and 2000, respectively.

The Company also maintains a supplemental savings plan, the Great Lakes Chemical Corporation Supplemental Savings Plan. The plan is nonqualified and restores the employer match that certain employees lose due to IRS limits on eligible compensation under the Great Lakes Savings Plan. Contributions to this plan by the Company approximated $0.04 million, $0.1 million and $0.1 million in 2002, 2001 and 2000, respectively.

NOTE 14: RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were approximately $26.0 million, $28.1 million and $25.6 million in 2002, 2001 and 2000, respectively.

NOTE 15: SEGMENT INFORMATION

The Company is organized into three global segments: Polymer Additives, Performance Chemicals and Water Treatment. These segments are strategic business units that offer products and services that are intended to satisfy specific customer requirements. The units are organized and managed to deliver a distinct group of products, technology and services.

The Polymer Additives segment produces bromine-, phosphorus- and antimony-based flame retardants; antioxidants; UV absorbers; light stabilizers; optical monomers; and patented No Dust Blends (NDB™). The segment serves suppliers in a wide variety of industries, including electrical and electronic, construction, automotive and furnishings.

The Performance Chemicals segment produces chemicals to exact specifications or to meet specific applications requirements. The product offering is characterized by technology-based product solutions that benefit specific customers. The businesses included in the segment are: agricultural products; brominated intermediates; fluorine chemicals for use in fire suppression systems, refrigerants and medical and pharmaceutical products; fine chemicals for pharmaceutical and life sciences companies; and toxicological testing services for pharmaceutical, chemicals and biotechnology customers. As a result of the Company's decision in 2002 to sell the Fine Chemicals portion of the Performance Chemicals business, the net assets of Fine Chemicals have been reclassified as assets held for sale and liabilities held for sale, with operating results reported in discontinued operations for all periods presented.

The Water Treatment segment is a producer of water treatment chemicals for the recreational and commercial swimming pool and spa water treatment industry. These products are sold to pool and spa dealers, distributors and mass market retailers. The Water Treatment segment also produces specialty biocides, antiscalants, corrosion inhibitors and other products for use in cooling tower water treatment; wastewater treatment; pulp and paper production; and desalination products.

The Company evaluates business unit performance and allocates resources based on the operating income, which represents net sales less cost of products sold and selling, general and administrative expenses and cash flows of each business unit. Each of the Company's segments uses bromine as a raw material in their production processes. Bromine is transferred at cost to all business segments. Their cost is based upon a bromine supply agreement. In addition, assets used in the production of bromine are allocated to each business unit based on the percentage of production consumed. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies.

Corporate includes the corporate offices and any other activities not associated with a specific segment. Segment assets include primarily accounts receivable, inventory, net plant and equipment and other miscellaneous assets. Assets included in Corporate principally are cash and cash equivalents; deferred income taxes; certain investments and other assets; and certain unallocated plant and equipment, including the Company's ERP software systems. Geographic sales information is reported based on the location that invoices the external customer. Geographic long-lived assets are grouped by the location of the reporting country. Inter-segment sales are insignificant and are eliminated in consolidation.

Year Ended December 31	2002	2001	2000
Net Sales by Segment to External Customers:
Polymer Additives	$618.2	$581.7	$690.1
Performance Chemicals	232.7	250.2	280.5
Water Treatment	543.0	507.0	474.5

Total sales of reportable segments	1,393.9	1,338.9	1,445.1
Corporate	7.6	13.9	4.7

	$1,401.5	$1,352.8	$1,449.8

Segment Profit (Loss):
Polymer Additives	$16.4	$(70.8)	$52.4
Performance Chemicals	52.6	60.9	100.2
Water Treatment	83.1	54.1	85.0

Total profits of reportable segments	152.1	44.2	237.6
Corporate	(35.8)	(37.0)	(37.1)
Special charges	(5.1)	(148.6)	(54.3)

Operating income (loss)	111.2	(141.4)	146.2

Interest income (expense) - net	(27.6)	(32.8)	(31.6)
Other income (expense) - net	(14.9)	(46.8)	2.8

Income (loss) before income taxes	$68.7	$(221.0)	$117.4

Depreciation Expense:
Polymer Additives	$43.8	$39.4	$35.5
Performance Chemicals	11.0	7.9	10.4
Water Treatment	14.6	14.1	13.3
Corporate	7.3	9.5	12.5

	$76.7	$70.9	$71.7

Segment Assets:
Polymer Additives	$792.6	$711.4	$813.3
Performance Chemicals	173.5	178.4	118.3
Water Treatment	376.5	393.4	396.1
Corporate	321.3	193.2	362.6
Net assets of discontinued operations	(0.3)	(1.1)	1.1

	$1,663.6	$1,475.3	$1,691.4

Year Ended December 31	2002	2001	2000
Investment in Equity
Method Investees:
Polymer Additives	$13.6	$11.3	$19.9
Expenditures for Long-lived Assets:
Polymer Additives	$33.4	$86.5	$62.2
Performance Chemicals	8.2	20.0	23.8
Water Treatment	21.3	18.5	17.4
Corporate	1.9	6.2	29.5

	$64.8	$131.2	$132.9

Geographic Information
Net Sales to External Customers:
United States	$894.5	$862.6	$875.6
United Kingdom	126.0	148.8	204.3
Switzerland	158.3	121.7	129.9
Other foreign	222.7	219.7	240.0

	$1,401.5	$1,352.8	$1,449.8

Long-lived Assets:
United States	$535.6	$575.3	$615.9
United Kingdom	87.7	74.8	104.5
Other foreign	202.1	162.8	163.3

	$825.4	$812.9	$883.7

NOTE 16: INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

As of December 31, 2002, the Company's investment in unconsolidated affiliates consisted primarily of a 49% interest in Gulf Stabilizers Industries Limited, a Saudi Arabian manufacturer of antioxidants, and a 50% interest in Tetrabrom Technologies, Ltd., an Israeli manufacturer of tetrabromobisphenol-A. During 2000, the Company sold its remaining preferred stock in Huntsman Chemical Company (HCC). The Company had recognized pretax gains on sales of HCC preferred shares of $3 million in 2000. Preferred stock dividends from HCC amounted to $0.3 million in 2000. The Company is also a limited partner in certain low-income housing investments that generate benefits in the form of tax credits.

The Company's equity in earnings (loss) of unconsolidated affiliates was $(2.1) million, $0.7 million and $5.7 million in 2002, 2001 and 2000, respectively.

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

It is the Company's policy to enter into foreign currency hedging transactions only to the extent considered necessary to achieve the objectives stated above. The Company does not enter into foreign currency transactions for trading purposes. The Company enters into forward contracts to hedge portions of its foreign currency denominated, forecasted sales and subsequent cash flows.

The critical terms of the hedges are the same as the underlying forecasted transactions, and the hedges are considered perfectly effective to offset the changes in fair value of cash flows from the hedged transactions. Gains and losses on these instruments are generally recorded in other comprehensive income (loss) until the underlying transaction is recognized in net income.

The Company enters into currency option and forward contracts to hedge anticipated foreign currency transactions during the next 12 months. The principal currency hedged is the Japanese yen.

The Company uses currency swap contracts to hedge a long-term intercompany loan. These contracts hedge the euro against the British pound. The terms of the swap contracts match the loan principal repayment terms. Gains or losses on these contracts are reflected in earnings and are offset by losses or gains on the underlying intercompany loan.

In addition, the Company enters into certain foreign currency forward contracts that are not treated as hedges under SFAS 133 to hedge recognized foreign currency transactions. Gains and losses on these contracts are recorded in net earnings and are substantially offset by the earnings effect of the revaluation of the underlying foreign currency denominated transaction.

Gains and losses arising from the use of the above instruments are recorded in the statement of operations concurrently with gains and losses arising from the underlying hedged transactions. The impact on pretax income of the currency forwards and options used to mitigate gains and losses on foreign exchange was a net (loss) gain of approximately $4.4 million, $9.2 million and $(1.6) million in 2002, 2001 and 2000, respectively.

The Company uses forward foreign exchange contracts to protect the value of its investments in its foreign subsidiaries in Europe. Realized and unrealized gains and losses from these hedges are not included in the income statement, but are shown in the cumulative translation adjustment account in other comprehensive income (loss), with the related amounts due to or from counterparties included in other liabilities or other assets.

During the year ended December 31, 2002, the Company recognized $3.1 million of net losses, included in the cumulative translation adjustment, related to the forward foreign currency exchange contracts.

Interest Rate Risk Management

The Company has employed certain hedging instruments to minimize its exposure to changes in interest rates, including an interest rate swap agreement. In 2000, the Company terminated a swap arrangement and as a result recognized a $2.9 million gain, which is being amortized over the remaining term of the underlying 7% fixed rate notes that are due July 15, 2009. In 2002, the Company entered into a $75 million interest rate swap accounted for as a fair value hedge to manage its exposure to interest rate changes.

Gains and losses arising from the use of such interest rate hedging instruments are recorded in the income statement concurrently with gains and losses arising from the underlying transactions. The impact on pretax income of interest rate risk management activities was a net gain of approximately $2.1 million for 2002.

Natural Gas Price Risk Management

The Company consumes natural gas during the normal course of production. The fluctuations of natural gas prices can vary the costs of production. During the second quarter of 2001, as part of its risk management strategy, the Company entered into fixed price swap and option contracts, including caps and floors, to manage its exposure to changes in natural gas prices. These natural gas contracts obligate the Company to make or receive a payment equal to the net change in the value of the contracts at their maturity. Such contracts are designated as hedges of the Company's forecasted purchases up to November 2003 and are effective in hedging the Company's exposure to changes in natural gas prices during this period.

The natural gas contracts that qualify as cash flow hedges under SFAS 133 are marked to market with unrealized gains and losses deferred and recognized in earnings when realized as an adjustment to cost of products sold. Unrealized changes in fair value of contracts no longer effective as hedges are recognized in cost of products sold from the date that the contracts become ineffective until their expiration. The Company elected to terminate several contracts in 2002 with a supplier due to counterparty risk consideration. The amounts reclassified into earnings were immaterial. The impact on pretax income of natural gas risk management activities were a net (loss) of approximately $(1.1) million in 2002 and approximately $(1.8) million in 2001.

Fair Value of Financial Instruments

For certain of the Company's financial instruments, including cash and cash equivalents; accounts and notes receivable; accounts payable; and accrued expenses, the stated values approximate fair value due to their short-term nature. Consequently, such financial instruments are not included in the following table that provides information about the notional amounts, carrying amounts and estimated fair values of other financial instruments, both on and off the balance sheets:

	2002			2001
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
Long-term debt including current portion	$—	$440.6	$487.4	$—	$539.0	$547.4
Interest rate swap agreements	75.0	9.3	9.3	—	—	—
Foreign currency options and forward contracts	140.6	(0.8)	(0.8)	102.5	3.4	3.4
Foreign currency swap contracts	36.2	3.3	3.3	22.9	5.2	5.2
Natural gas options and swap contracts	2.5	0.3	0.3	8.7	(2.6)	(2.6)

The estimated fair value of long-term debt is based primarily on quoted market prices for the same or similar issues. The fair values of option, forward exchange and swap contracts are based on quoted market prices of comparable instruments.

Concentrations of Credit Risk

The Company sells a broad range of products to a diverse group of customers operating throughout the world. These industries generally are not significantly affected by changes in economic or other factors. Credit limits, ongoing credit evaluation and account-monitoring procedures are utilized to minimize the risk of loss. Collateral is generally not required. Counterparties to the currency swap agreements are major financial institutions. Credit losses from counterparty nonperformance are not anticipated.

NOTE 18: COMMITMENTS AND CONTINGENCIES

The Company has various purchase commitments for raw materials, supplies and plant and equipment incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market. At December 31, 2002, the Company had committed approximately $18 million to complete capital projects.

At December 31, 2002, the Company had guaranteed $22.2 million of debt of an unconsolidated affiliate. The unconsolidated affiliate was in violation of several covenants related to its debt that the Company guarantees. The affiliate is currently negotiating with the respective lenders to amend its loan agreements. The banks have not called the loan, and the Company believes that a waiver or amendment will be received and has not recorded a liability as of December 31, 2002.

The Company has various operating leases primarily for the use of office space, computer equipment and services. Future minimum lease payments under these non-cancelable operating leases totaled $48.9 million at December 31, 2002, due as follows: 2003 - $10.7 million; 2004 - $7.0 million; 2005 - $7.0 million; 2006 - $6.1 million; 2007 - $5.3 million; 2008 and thereafter, $12.8 million.

Rent expense for all operating leases amounted to $14.8 million, $19.2 million and $15.8 million for 2001, 2000 and 1999, respectively.

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

The Company has been cooperating with the United States Department of Justice (DOJ) and the European Commission since the spring of 1998 in their respective investigations of the bromine and brominated products industry. Both investigations were initiated after the Company self-reported to those agencies certain business practices that raised questions under antitrust laws. As a result of the Company's cooperation, the Company and its current directors and employees were accepted into the DOJ's amnesty program. Concurrently, the Company sought favorable treatment under a program in the European Union that also rewards self-reporting and cooperation. To the Company's knowledge, no proceedings have ever been instituted in the European Union in connection with the investigation.

The Company believes it has fully complied with all applicable conditions to date and has continued to cooperate with the DOJ in connection with certain follow-up matters arising out of the investigation, all of which are covered by the Company's acceptance into the amnesty program. Although, to the Company's knowledge, there have been no additional matters that have arisen in connection with the investigations, the Company intends to continue to be in full compliance with the DOJ and European Union programs.

There were ten federal purported class action lawsuits and five California purported class actions naming the Company, each claiming treble damages arising out of an alleged conspiracy concerning the pricing of bromine and brominated products. The federal lawsuits were consolidated in the District Court for the Southern District of Indiana, which, over the Company's objections, certified a class of direct purchasers of certain brominated products.

On September 10, 2002, the Company agreed to settle all of the federal class actions. The settlement agreement affects direct purchasers from the Company of brominated diphenyl oxides (decabromodiphenyl oxide, octabromodiphenyl oxide and pentabromodiphenyl oxide) and their blends, tetrabromobisphenol-A and its derivatives and all methyl bromide products and their derivatives in the United States between January 1, 1995 and April 30, 1998. The Company agreed to a $4.1 million cash payment and $2.6 million in vouchers for the future purchase of decabromodiphenyl oxide and/or tetrabromobisphenol-A, to be distributed to class members. The settlement was reflected in the third quarter of 2002 as a reduction to litigation reserves previously recorded in prior periods.

Pursuant to the settlement agreement, the Company remitted the cash portion to an escrow account on November 8, 2002, subject to final approval of the settlement agreement by the federal court. After notice to class members, the federal court gave final approval to the settlement in

January 2003. The plaintiffs have submitted a plan of distribution for court approval. The plan included a form of voucher agreed to by the Company.

The California cases pending in the Superior Court for San Francisco County claim alleged violations of California competition laws and were stayed pending resolution of the federal cases. The cases are not impacted by the federal settlement. The Company has denied that the cases were legitimately filed as class actions, denies all liability and intends to defend the cases vigorously.

OSCA, the interest in which the Company divested to BJ Services Company as of May 31, 2002, is a party to certain pending litigation regarding a blowout of a well in the Gulf of Mexico operated by Newfield Exploration Company. In the lawsuit, the plaintiffs claimed that OSCA and the other defendants breached their contracts to perform work-over operations on the well and were negligent in performing those operations. On April 4, 2002, a jury reached a verdict on those claims, finding OSCA and the other defendants responsible for those claims and determining OSCA's share of the damages. In connection with the lawsuit, the Company asserted claims against its insurers and insurance brokers in support of insurance coverage for this incident. A related trial on these insurance coverage claims was conducted by the submission of legal briefs. Thereafter, the court issued its final judgments on the underlying liability claims and the insurance coverage claims, entering judgment against OSCA for a net amount of approximately $13.3 million plus interest, and finding that such amount was only partially covered by insurance. Pursuant to an indemnification agreement between the Company and BJ Services entered into at the time of the sale of OSCA (see Note 4 to the Consolidated Financial Statements), Great Lakes has agreed to pay BJ Services a certain percentage of any uninsured cash damages in excess of an amount paid by OSCA upon settlement or final determination of this pending litigation. As of December 31, 2002, the Company recorded a $9.0 million reserve in discontinued operations for this indemnification liability. Great Lakes and BJ expect to appeal some or all of the liability and insurance coverage decisions.

On May 28, 2002, Albemarle Corporation filed two complaints against the Company in the United States District Court for the Middle District of Louisiana, one alleging that the Company had infringed on three process patents held by Albemarle Corporation relating to bromine vacuum tower technology, and the other alleging that the Company had infringed or contributed or induced the infringement of a patent relating to the use of decabromodiphenyl ehtane as a flame retardant in thermoplastics. On a motion by the Company and over Albemarle's objection, the cases were consolidated. In addition, the Company has filed a counterclaim with the District Court in the flame retardant cases, alleging, among other things, that the Albemarle patent is invalid or was obtained as a result of inequitable conduct in the United States Patent and Trademark Office.

With respect to the Albemarle case, the Company believes that the allegations of the complaints are without basis factually or legally, and intends to defend the cases vigorously.

Litigation accruals of approximately $16.8 million and $13.2 million have been reflected in the Company's consolidated balance sheet as of December 31, 2002 and 2001, respectively.

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

The Company provides reserves for environmental liabilities that management considers probable for which a reasonable estimate of the liability can be made. Accordingly, the Company's reserves for environmental liabilities, including reserves associated with restructuring charges, were approximately $45.2 million and $53.7 million at December 31, 2002 and 2001, respectively, with the current portion of these liabilities included in accrued expenses and the long-term portion included in noncurrent liabilities. While it is difficult to predict or determine the outcome of actions brought against the Company or the ultimate cost of environmental matters, management believes that the ultimate cost, if any, in excess of the amounts already provided is not likely to have a material adverse effect on its consolidated financial position, consolidated results of operations or liquidity.

NOTE 19: QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of the quarterly results of operations for the years ended December 31, 2002 and 2001 is as follows:

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(millions, except per share data) 2002 - Three Months Ended	March 31(1)	June 30	September 30	December 31
Net sales	$305.0	$408.5	$360.6	$327.4
Operating expenses
Cost of products sold	237.8	304.1	276.6	251.7
Selling, general and administrative expenses	50.4	58.6	54.3	51.7
Special charges	—	1.7	(0.4)	3.8

Operating income (loss) from Continuing Operations	16.8	44.1	30.1	20.2
Interest income (expense) - net	(8.5)	(7.1)	(6.2)	(5.8)
Other income (expense) - net	(0.6)	(5.0)	(4.3)	(5.0)

Income (loss) from Continuing Operations before income taxes	7.7	32.0	19.6	9.4
Income taxes (credit)	2.6	9.9	5.9	2.9

Income (loss) - Continuing Operations	5.1	22.1	13.7	6.5
Income (loss) - Discontinued Operations	(6.6)	83.8	(0.7)	1.1
Net income (loss)	$(1.5)	$105.9	$13.0	$7.6
Earnings (loss) per share:
Basic
Continuing Operations	$0.10	$0.44	$0.27	$0.13	(2)
Discontinued Operations	$(0.13)	$1.67	$(0.02)	$0.02
Diluted
Continuing Operations	$0.10	$0.44	$0.27	$0.13	(2)
Discontinued Operations	$(0.13)	$1.67	$(0.02)	$0.02

2001 - Three Months Ended	March 31(1)	June 30	September 30	December 31
Net sales	$342.1	$406.3	$321.1	$283.3
Operating expenses
Cost of products sold	260.3	316.2	299.6	245.0
Selling, general and administrative expenses	54.4	59.9	56.5	53.7
Special charges	—	72.7	71.4	4.5

Operating income (loss) from Continuing Operations	27.4	(42.5)	(106.4)	(19.9)
Gain on sale of subsidiary stock	—	—	—	—
Interest income (expense) - net	(8.7)	(8.7)	(7.5)	(7.9)
Other income (expense) - net	(0.3)	(27.1)	(11.4)	(8.0)

Income (loss) from Continuing Operations before income taxes	18.4	(78.3)	(125.3)	(35.8)
Income taxes	6.8	(24.6)	(27.0)	5.0

Income (loss) - Continuing Operations	$11.6	$(53.7)	$(98.3)	$(40.8)
Income (loss) - Discontinued Operations	8.6	(100.0)	(8.3)	(8.6)
Net income (loss)	$20.2	$(153.7)	$(106.6)	$(49.4)
Earnings per share:
Basic
Continuing Operations	$0.23	$(1.07)	$(1.95)	$(0.81)
Discontinued Operations	$0.17	$(1.99)	$(0.17)	$(0.17)
Diluted
Continuing Operations	$0.23	$(1.07)	$(1.95)	$(0.81)
Discontinued Operations	$0.17	$(1.99)	$(0.17)	$(0.17)

(1)
Amounts reported for the first quarter of 2002 and 2001 have been restated from the March 31, 2002 Form 10-Q as filed, due to the Fine Chemicals business being reported as discontinued operations in the second quarter of 2002.
(2)
Earnings per share from continuing operations for 2002 were reduced by $0.01 per share, reflecting adjustments made subsequent to the Company's press release issued January 28, 2003.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We have audited the accompanying consolidated balance sheets of Great Lakes Chemical Corporation as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great Lakes Chemical Corporation at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," in 2002.

Indianapolis, Indiana
January 28, 2003

Item 9.    Changes in and Disagreements with Accountants and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information regarding directors of the Company is contained under the headings "Proposal One: Election of Directors" in the Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 1, 2003, which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934. This information is incorporated herein by reference. The executive officers of the Company are as follows:

Mark P. Bulriss
Chairman, President and Chief Executive Officer
Officer since 1998

Mr. Bulriss, 51, was named president and chief executive officer of Great Lakes on April 1, 1998, and became chairman on May 4, 2000. Prior to joining Great Lakes, Mr. Bulriss served as president of AlliedSignal Polymers, a $2.1 billion business unit of AlliedSignal (now Honeywell International) that manufactures polymers and markets nylon, technical fibers, plastics, film and chemical intermediates. Before being named president of its polymers unit, Mr. Bulriss served as president of AlliedSignal's electronic materials business. His extensive career in chemicals and plastics also includes 16 years with GE Plastics, a division of the General Electric Corporation. Mr. Bulriss previously served as a director and chairman of OSCA, Inc. and a director on the American Chemistry Council. Mr. Bulriss received a B.S. degree in Chemical Engineering from Clarkson University.

Larry J. Bloom
Executive Vice President
and President of Water Treatment
Officer since 2000

Mr. Bloom, 54, assumed the position of executive vice president of Great Lakes in 2000. He joined the Company in 1990 as a result of the acquisition by Great Lakes of Bio-Lab, Inc., where he has served as president since 1987. From 1970 to 1987, he held various sales, marketing and technical positions with Bio-Lab, Inc. Mr. Bloom is a graduate of Georgia Institute of Technology, receiving a B.S. degree in Chemical Engineering.

Angelo C. Brisimitzakis
Executive Vice President, Flame Retardants
and Brominated Performance Products
Officer since 2000

Dr. Brisimitzakis, 44, joined Great Lakes in 1998 as vice president, global supply chain, following 14 years at General Electric Corporation, where he held leadership positions in sales, technology, business development, supply chain and business management functions. He was named an officer in 2000 and was named vice president for flame retardants in 2001. He assumed his current role in 2002. Dr. Brisimitzakis earned a Ph.D. in Chemistry from New York University and an M.B.A. in Marketing from New York University/Pace University

Richard T. Higgons
Executive Vice President, Performance Chemicals
and Business Development
Officer since 2001

Mr. Higgons, 60, joined Great Lakes in 2001. Prior to joining Great Lakes, Mr. Higgons was staff vice president for corporate development with Mallinckrodt, Inc., a position he held for five years. From 1991 to 1995, Mr. Higgons was vice president for business development for Mallinckrodt's chemical business. From 1988 to 1991, Mr. Higgons held several senior management positions in finance, business development and strategic planning for Imcera Group, Inc. Mr. Higgons received a B.S. degree in Accounting from Indiana Northern University.

Henri Steinmetz
Executive Vice President, Polymer Stabilizers
Officer since 2000

Mr. Steinmetz, 46, joined Great Lakes in October 1998. Prior to his current role, Mr. Steinmetz was vice president of commercial operations for polymer additives with responsibilities for the Americas, Europe, the Middle East and Africa. Prior to joining Great Lakes, Mr. Steinmetz was director of business development for MA Hanna Europe. He spent the majority of his career with General Electric Corporation in positions of increasing responsibility in the plastics, silicones and corporate divisions within the U.S. and Europe. Mr. Steinmetz holds a Masters degree in Metallurgy from the Technical University of Clausthal Zellerfeld (D) and an M.B.A. from Insead of Fontainebleau (F).

John B. Blatz
Senior Vice President,
Environmental, Health and Safety
Officer since 2001

Mr. Blatz, 51, joined Great Lakes in 2001. Prior to joining Great Lakes, Mr. Blatz was with Dexter Corporation for 10 years, where his last position was vice president, environmental & process management. Previous positions included managing director and general counsel of Goldman Financial Group, Inc. for two years; positions with Emhart Corporation, now a part of Black & Decker, from 1980 to 1988; associate counsel with Scott Paper Company from 1978 to 1980, and private practice with the law firm O'Connor & Hannan. Mr. Blatz earned a J.D. from the University of Minnesota Law School in 1976 and a B.A. from Dartmouth College in 1973.

Bruce G. Davis
Senior Vice President,
Global Supply Chain
Officer since 2001

Mr. Davis, 54, joined Great Lakes in April 2001 after serving as vice president, materials for IMC Global, Inc. His career includes service as the senior supply chain executive and a corporate officer of Witco Corporation from 1995 to 2000, and the Standard Products Company from 1993 to 1995. Mr. Davis spent 10 years in a series of leadership roles in materials, operations and supply chain with General Electric Corporation. A summa cum laude graduate of Old Dominion University, Mr. Davis holds a B.S. in Operations Research and Quantitative Methods.

John J. Gallagher III
Senior Vice President and Chief Financial Officer
Officer since 2001

Mr. Gallagher, 39, joined Great Lakes in May 2001. Prior to joining Great Lakes, Mr. Gallagher was vice president and chief financial officer at UOP LLC, a $1.1 billion global joint venture of the Dow Chemical Company and Honeywell International, a position he held since 1999. Prior to UOP, Mr. Gallagher served in a number of positions of increasing responsibility at AlliedSignal (now Honeywell International) where he last held the position of vice president, finance and business development at Bendix Commercial Vehicle Systems. Prior to that, Mr. Gallagher had responsibilities for all of AlliedSignal as director, business analysis and planning, and previously director, finance and mergers and acquisitions. He also spent nine years at Price Waterhouse LLP as a management consultant on numerous M&A transactions, both in the U.S. and around the world. Mr. Gallagher is a CPA and graduated cum laude with a B.S. degree in Accounting from the University of Delaware.

Richard J. Kinsley
Senior Vice President,
Human Resources & Communications
Officer since 1999

Mr. Kinsley, 45, joined Great Lakes in April 1999. Prior to joining Great Lakes, Mr. Kinsley served as vice president, human resources for the electronic materials division at AlliedSignal (now Honeywell International) for four years. Prior to AlliedSignal, he spent 10 years with The Pfaudler Companies, where he held senior management positions in sales and marketing, business development and human resources. Mr. Kinsley holds dual degrees in Economics and Business Administration from LeMoyne College and an M.B.A. from the University of Rochester.

Jeffrey M. Lipshaw
Senior Vice President,
General Counsel and Secretary
Officer since 1999

Mr. Lipshaw, 48, joined Great Lakes in October 1999 after serving as of counsel with the Detroit-based law firm Dykema Gossett PLLC from February 1998. He was previously an associate and partner in the firm from 1979 until 1992. From 1993 through 1997, Mr. Lipshaw was vice president and general counsel of AlliedSignal Automotive in Southfield, Michigan. He holds an A.B. degree from the University of Michigan and a J.D. degree from Stanford University.

Zoe F. Schumaker
Senior Vice President and Chief Information Officer
Officer since 2001

Ms. Schumaker, 42, joined Great Lakes in 2001, after serving as vice president, information technology at Ingersoll-Rand Company's IR security and safety sector. From 1991 to 1999, Ms. Schumaker worked at Blount International, Inc., a diversified international manufacturer of outdoor products, industrial and power equipment, and sporting equipment, where she was vice president, information systems. From 1991 to 1997, Ms. Schumaker held several positions at Blount's outdoor products group, including director of information systems, manager of division information systems and manager of systems development. Prior to 1991, Ms. Schumaker held positions in consulting and systems development. She earned a B.A. degree in Psychology from the University of California at Berkeley and an M.B.A. from the University of Oregon in 1995.

William L. Sherwood
Vice President and Corporate Controller
Officer since 2002

Mr. Sherwood, 41, joined Great Lakes in 2000 as director, financial reporting. He was named as an officer and assumed his current position in 2002. Prior to joining Great Lakes, Mr. Sherwood was with Ernst & Young LLP in Indianapolis, Indiana, for 16 years, where he was an auditor and senior manager in the audit and assurance practice. Mr. Sherwood is a CPA and a CISA and holds a B.S. degree in Accounting from Butler University.

Item 11.    Executive Compensation

This information is set forth under the heading "Executive Compensation and Other Information" in the Company's 2003 Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 1, 2003 and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Company's 2003 Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 1, 2003 and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

None.

Item 14.    Controls and Procedures

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)    Financial Statements

The following consolidated financial statements of Great Lakes Chemical Corporation and related notes thereto, together with the report thereon of Ernst & Young LLP dated January 28, 2003, appearing on pages 23 through 49 are included herein:

  Consolidated Statements of Operations - Years ended December 31, 2002, 2001 and 2000
  Consolidated Balance Sheets - December 31, 2002 and 2001
  Consolidated Statements of Cash Flows - Years ended December 31, 2002, 2001 and 2000
  Consolidated Statements of Stockholders' Equity - Years ended December 31, 2002, 2001 and 2000
  Notes to Consolidated Financial Statements - December 31, 2002.

(a)(2)    Financial Statement Schedule

The following Consolidated Financial Statement Schedule of Great Lakes Chemical Corporation is filed as part of Item 15(d) of this report and should be read in conjunction with the Consolidated Financial Statements.

            Schedule II - Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

(a)(3)    Exhibits:

Exhibit No.	Description
(3)(i)	Restated Certificate of Incorporation (incorporated by reference to Exhibit (3)(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)
(3)(ii)	Amended and Restated By-Laws, as adopted by the Board of Directors on May 2, 2002.
(4)(i)	Indenture dated as of July 16, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to the Company's Registration Statement on Form S-3 No. 333-78515)
(10)(i)	Supplemental Retirement Plan, as amended (incorporated by reference to Exhibit (10)(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)
(10)(ii)(a)	Deferred Compensation Plan, as amended and restated effective January 1, 1997 (incorporated by reference to Exhibit (10)(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)
(10)(ii)(b)	Amendment to Deferred Compensation Plan, dated November 20, 1997 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)
(10)(iii)(a)	Supplemental Savings Plan effective January 1, 1995 as amended (incorporated by reference to Exhibit (10)(iii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)
(10)(iii)(b)	Amendment to Supplemental Savings Plan effective January 1, 2000, (incorporated by reference to Exhibit (10)(iii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)
(10)(iv)	Standard Form of Severance Agreements (incorporated by reference to Exhibit (10)(iv) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)
(10)(v)(a)	Non Employee Directors' Deferred and Long Term Compensation Plan (incorporated by reference to Exhibit (10)(vi) the Company's Annual Report on Form 10-K for the year ended December 31, 1997)
(10)(v)(b)	Amendment No. 1 to Non Employee Directors' Deferred and Long Term Compensation Plan, effective May 6, 1998 (incorporated by reference to Exhibit (10)(v) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)
(10)(vi)	Split-Dollar Life Insurance (incorporated by reference to Exhibit (10)(vii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)
(10)(vii)	Standard Form of Change in Control Agreement (incorporated by reference to Exhibit (10)(viii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)
(10)(viii)	Directors Retirement Plan, effective January 1, 1993 (incorporated by reference to Exhibit (10)(ix) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)
(10)(ix)(a)	1998 Stock Compensation Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed August 17, 1998)
(10)(ix)(b)	Amendment to 1998 Employee Stock Compensation Plan dated February 15, 1999 (incorporated by reference to Exhibit (10)(ix) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)

(10)(x)	1993 Employee Stock Compensation Plan as amended on November 21, 1997 (incorporated by reference to Exhibit (10)(x) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)
(10)(xi)	1984 Employee Stock Option Plan as amended February 10, 1997 (incorporated by reference to Exhibit (10)(xi) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)
(10)(xii)	Employment Agreement with Mark P. Bulriss effective April 1, 1998 (incorporated by reference to Exhibit (10)(b) to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998)
(10)(xiii)	Stock Option and Restricted Stock Agreements with Mark P. Bulriss effective April 1, 1998 (incorporated by reference to Exhibit (10)(a) to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998)
(10)(xiv)(a)	Supplemental Executive Long Term Disability Benefit Plan effective January 1, 1995 (incorporated by reference to Exhibit (10)(xiv)(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001)
(10)(xiv)(b)	Amendment to Supplemental Executive Long Term Disability Benefit Plan dated April 3, 1998 (incorporated by reference to Exhibit (10)(xiv)(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001)
(10)(xv)	2002 Stock Option and Incentive Plan
(21)	Subsidiaries
(23)	Consent of Independent Auditors
(99)(i)(a)	Statement of Chief Executive Officer
(99)(i)(b)	Statement of Chief Financial Officer

(b)    Reports on Form 8-K

        No Reports on Form 8-K were filed during the quarter ended December 31, 2002.

SCHEDULE II

GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
DECEMBER 31, 2002

		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
2002:
Reserve deducted from asset:
Allowance for doubtful accounts receivable	$5,845,000	$1,809,000	$—	$2,912,000	(A)	$4,742,000
2001:
Reserve deducted from asset:
Allowance for doubtful accounts receivable	$4,252,000	$1,942,000	$—	$349,000	(A)	$5,845,000
2000:
Reserve deducted from asset:
Allowance for doubtful accounts receivable	$3,986,000	$226,000	$—	$(40,000	)(A)	$4,252,000
(A)
Uncollectible accounts receivable written off, net of recoveries and foreign currency translation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT LAKES CHEMICAL CORPORATION (Registrant)
Date	March 10, 2003	/s/ Mark P. Bulriss Mark P. Bulriss, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date	March 10, 2003	/s/ John J. Gallagher III John J. Gallagher III, Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Date	March 10, 2003	/s/ William L. Sherwood William L. Sherwood, Vice President and Corporate Controller (Principal Accounting Officer)
Date	March 10, 2003	/s/ Nigel D. T. Andrews Nigel D. T. Andrews, Director
Date	March 10, 2003	/s/ James W. Crownover James W. Crownover, Director
Date	March 10, 2003	/s/ Thomas M. Fulton Thomas M. Fulton, Director
Date	March 10, 2003	/s/ Martin M. Hale Martin M. Hale, Director
Date	March 10, 2003	/s/ Louis E. Lataif Louis E. Lataif, Director
Date	March 10, 2003	/s/ John C. Lechleiter John C. Lechleiter, Director
Date	March 10, 2003	/s/ Mack G. Nichols Mack G. Nichols, Director
Date	March 10, 2003	/s/ Jay D. Proops Jay D. Proops, Director

Certifications

I, Mark P. Bulriss, certify that:

1.
I have reviewed this annual report on Form 10-K of Great Lakes Chemical Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003	/s/ Mark P. Bulriss Mark P. Bulriss, Chief Executive Officer

I, John J. Gallagher III, certify that:

1.
I have reviewed this annual report on Form 10-K of Great Lakes Chemical Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003	/s/ John J. Gallagher III John J. Gallagher III, Chief Financial Officer

QuickLinks

PART I
  ITEM 1. Business
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
  Item 9. Changes in and Disagreements with Accountants and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
  SCHEDULE II
  SIGNATURES
  Certifications