Form 10-K/A
period 2002-12-31
GREAT LAKES CHEMICAL CORP
filed 2003-03-17
CIK 43362

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K/A
Amendment No. 1

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

Explanatory Note

This report is an amendment to the Great Lakes Chemical Corporation Form 10-K for the year ended December 31, 2002. Item 8 is being amended to file a signed copy of the opinion of the Company's independent auditors, Ernst & Young LLP, which was inadvertently omitted, and to correct typographical errors in the opinion and in Note 18 to the Consolidated Financial Statements related to years of rent expense disclosed.

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

The changes in the carrying amount of goodwill for the years ended December 31, 2001 and 2002, are as follows:

Goodwill:	Polymer Additives	Water Treatment	Total

Balance as of January 1, 2001	$109.0	$75.9	$184.9
Goodwill acquired	10.7	—	10.7
Goodwill impaired	(41.9)	—	(41.9)
Purchase accounting adjustments	(5.9)	(8.8)	(14.7)
Goodwill amortization expense	(3.3)	(3.2)	(6.5)
Effects of foreign currency	0.4	0.3	0.7

Balance as of December 31, 2001	$69.0	$64.2	$133.2
Goodwill acquired	3.1	—	3.1
Effects of foreign currency	5.3	2.0	7.3

Balance as of December 31, 2002	$77.4	$66.2	$143.6

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

The Company has various operating leases primarily for the use of office space, computer equipment and services. Future minimum lease payments under these non-cancelable operating leases totaled $48.9 million at December 31, 2002, due as follows: 2003 - $10.7 million; 2004 -$7.0 million; 2005 - $7.0 million; 2006 - $6.1 million; 2007 - $5.3 million; 2008 and thereafter, $12.8 million.

Rent expense for all operating leases amounted to $14.8 million, $19.2 million and $15.8 million for 2002, 2001 and 2000, respectively.

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

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We have audited the accompanying consolidated balance sheets of Great Lakes Chemical Corporation as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ERNST & YOUNG LLP

Indianapolis, Indiana
January 28, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT LAKES CHEMICAL CORPORATION (Registrant)
Date	March 17, 2003	/s/ Mark P. Bulriss Mark P. Bulriss, Chairman, President and Chief Executive Officer (Principal Executive Officer)

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

Date: March 17, 2003	/s/ Mark P. Bulriss Mark P. Bulriss, Chief Executive Officer

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

Date: March 17, 2003	/s/ John J. Gallagher III John J. Gallagher III, Chief Financial Officer

QuickLinks

Explanatory Note
  ITEM 8. Financial Statements and Supplementary Data
  SIGNATURES
  Certifications