Form 10-Q
period 2003-03-31
GREAT LAKES CHEMICAL CORP
filed 2003-05-05
CIK 43362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-6450

GREAT LAKES CHEMICAL CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE

95-1765035

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

500 East 96th Street, Suite 500 Indianapolis, IN

46240

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (317) 715-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         ☒

No           ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes         ☒

No           ☐

As of April 30, 2003, the Registrant had only one class of common stock, $1.00 par value, of which 50,226,594 shares were outstanding.

GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES

PART I. – Financial Information

ITEM 1.    Financial Statements

GREAT LAKES CHEMICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

(millions, except per share data)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$72.8	$259.1
Accounts and notes receivable, less allowances of $3.8 and $4.7, respectively	339.5	262.2
Inventories
Finished products	203.4	186.4
Raw materials	43.3	33.5
Supplies	33.9	32.3
Total inventories	280.6	252.2
Prepaid expenses	27.5	33.2
Deferred income taxes	6.9	6.4
Current assets held for sale from discontinued operations	29.5	34.0
Total Current Assets	756.8	847.1

Plant and equipment	1,342.9	1,325.8
Less allowances for depreciation, depletion and amortization	(723.3)	(704.2)
Net plant and equipment	619.6	621.6
Goodwill	185.3	143.6
Intangible assets	47.3	33.0
Investments in and advances to unconsolidated affiliates	26.0	27.2
Other assets	25.9	21.6
Deferred income taxes	5.2	3.5
Non-current assets held for sale from discontinued operations	18.4	20.1
	$1,684.5	$1,717.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$159.5	$165.9
Accrued expenses	105.4	117.0
Income taxes payable	107.0	108.3
Dividends payable	4.5	4.5
Notes payable and current portion of long-term debt	7.0	8.0
Current liabilities held for sale from discontinued operations	10.0	14.5
Total Current Liabilities	393.4	418.2

Long-term debt, less current portion	429.6	432.6
Other non-current liabilities	105.7	103.1
Non-current liabilities held for sale from discontinued operations	10.1	12.1
Minority interests	6.3	6.0
Continuing operations	6.3	6.0
Discontinued operations	—	—
Stockholders’ Equity
Common stock, $1 par value, authorized 200.0 shares, issued 73.0 shares	73.0	73.0
Additional paid-in capital	133.6	133.7
Retained earnings	1,677.4	1,682.7
Treasury stock, at cost, 22.8 shares for 2003 and 2002	(1,053.8)	(1,054.5)
Accumulated other comprehensive loss	(90.8)	(89.2)
Total Stockholders’ Equity	739.4	745.7
	$1,684.5	$1,717.7

See Notes to Consolidated Financial Statements

GREAT LAKES CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(millions, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2003	2002

Net sales	$334.0	$305.0
Operating Expenses
Cost of products sold	265.5	237.8
Selling, general and administrative expenses	57.2	50.4
Total Operating Expenses	322.7	288.2
Operating income	11.3	16.8
Interest income (expense) - net	(6.6)	(8.5)
Other income (expense) - net	(3.4)	(0.6)
Income from continuing operations before income taxes and cumulative effect of accounting change	1.3	7.7
Income taxes	0.4	2.6
Income from continuing operations before cumulative effect of accounting change	$0.9	$5.1
Discontinued Operations:
Income (loss) from discontinued operations before minority interest and income taxes	$2.3	$(16.6)
Minority interest	—	4.4
Income taxes (credit)	0.7	(5.6)
Income (loss) from discontinued operations	1.6	(6.6)
Income (loss) before cumulative effect of accounting change	2.5	(1.5)
Cumulative effect of accounting change, net of income taxes	(3.3)	—
Net loss	$(0.8)	$(1.5)
Earnings (loss) per share - Basic and Diluted:
Income (loss) before cumulative effect of accounting change
Continuing operations	$0.02	$0.10
Discontinued operations	0.03	(0.13)
	0.05	(0.03)
Cumulative effect of accounting change	(0.07)	—
Net loss	$(0.02)	$(0.03)

Cash dividends declared per share	$0.09	$0.08

See Notes to Consolidated Financial Statements

GREAT LAKES CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(millions)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
OPERATING ACTIVITIES
Net loss	$(0.8)	$(1.5)
Adjustments to reconcile net (loss) to net cash used for operating activities - continuing operations:
Discontinued operations	(1.6)	6.6
Cumulative effect of accounting change	3.3	—
Depreciation and depletion	19.0	18.6
Amortization of intangibles	1.0	1.2
Deferred income taxes	(0.1)	4.0
Net unremitted (earnings) losses of affiliates	1.9	(0.5)
Loss on disposition of assets	0.4	—
Other	(0.9)	2.9
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(72.9)	(74.5)
Inventories	(25.6)	(12.0)
Other current assets	2.2	(1.4)
Accounts payable and accrued expenses	(24.8)	1.0
Income taxes and other current liabilities	(0.6)	(5.5)
Other noncurrent liabilities	(1.0)	1.3
Net Cash Used for Operating Activities - Continuing Operations	(100.5)	(59.8)
Net Cash Provided by Operating Activities - Discontinued Operations	1.0	5.6
Net Cash Used for Operating Activities	$(99.5)	$(54.2)

INVESTING ACTIVITIES
Plant and equipment additions	$(12.5)	$(16.3)
Business combinations, net of cash acquired	(65.7)	—
Proceeds from sale of assets	2.7	—
Other	(0.1)	1.7
Net Cash Used for Investing Activities - Continuing Operations	(75.6)	(14.6)
Net Cash Used for Investing Activities - Discontinued Operations	(0.8)	(12.2)
Net Cash Used for Investing Activities	$(76.4)	$(26.8)

FINANCING ACTIVITIES
Net proceeds from (repayments on) short-term credit lines	$0.2	$(2.1)
Net (repayments on) proceeds from commercial paper and long-term borrowings	(4.7)	53.1
Cash dividends paid	(4.5)	(4.0)
Other	(1.4)	(1.5)
Net Cash (Used for) Provided by Financing Activities - Continuing Operations	(10.4)	45.5
Net Cash (Used for) Provided by Financing Activities - Discontinued Operations	(0.4)	9.2
Net Cash (Used for) Provided by Financing Activities	$(10.8)	$54.7

Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.2	(1.4)

Decrease in Cash and Cash Equivalents	(186.5)	(27.7)
Change in Cash and Cash Equivalents - Discontinued Operations	0.2	6.0
Cash and Cash Equivalents at Beginning of Year	259.1	55.5

Cash and Cash Equivalents at End of Period	$72.8	$33.8

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

It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair presentation of the interim financial statements.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

Effective January 1, 2003, the Company changed its reportable business segments to reflect the way the Company is now organized and how the Company manages and measures the performance of its businesses.  As a result of this change, business segment amounts from the prior year have been reclassified to conform to the current year presentation.

For further information, refer to the consolidated financial statements included in the Company’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2:  New Accounting Pronouncements

Standards Adopted

On January 1, 2003, the Company adopted Statement of Accounting Standards (SFAS) 143, “Accounting for Asset Retirement Obligations.”  The statement requires legal obligations associated with the retirement of long-lived assets to be recognized on the balance sheet at fair value at the time that the obligations are incurred.  Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset.  The Company currently has legal obligations to close brine supply and disposal wells, and waste disposal wells, at the end of the assets’ useful lives.   As described in Note 9 to the Consolidated Financial Statements, the Company recorded an increase in plant and equipment, net of related accumulated depreciation, of $0.6 million and recognized an asset retirement obligation of $5.7 million, resulting in a charge to income reported as a cumulative effect of an accounting change of $3.3 million, net of income taxes.

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  The statement amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation.  In addition, SFAS 148 requires disclosure in the Summary of Significant Accounting Policies of the effects of the Company’s accounting policy with respect to stock-based compensation on net income and earnings per share in annual and interim financial statements accounted for using the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) 25, “Accounting for Stock Issued to Employees.”  The Company adopted the disclosure provisions of the statement as of December 31, 2002.  See Note 8 to the Consolidated Financial Statements for the disclosures related to this statement.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The interpretation expands on the disclosure requirements to be made in interim and annual financial statements.  The interpretation also requires that a liability measured at fair value be recognized for guarantees even if the probability of payment on the guarantee is remote.  The recognition provisions apply on a prospective basis for guarantees issued or modified after December 31, 2002.  The adoption of the interpretation did not have a material effect on the Company’s accounting or reporting of its guarantees.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred rather than when an entity commits to an exit plan.  SFAS 146 also provides that the liability be initially measured at fair value.  The statement was effective for the Company beginning January 1, 2003, but had no effect on the Company’s March 31, 2003 consolidated financial statements.

Effective January 1, 2002, the Company adopted SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.”  In accordance with this standard, OSCA and the Fine Chemicals portion of the Performance Chemicals business unit are reported as discontinued operations (see Note 6 to the Consolidated Financial Statements).  As a result, the Company restated its consolidated financial position, results of operations and cash flows for all periods presented.

Recently Issued Pronouncements

In January 2003, the FASB released Interpretation No. 46, “Consolidation of Variable Interest Entities.”  This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The interpretation established standards under which a Variable Interest Entity should be consolidated by the primary beneficiary.  The requirements are effective immediately to Variable Interest Entities created after January 31, 2003 and to Variable Interest Entities in which the Company obtains an interest after January 31, 2003.  A company with a variable interest in a Variable Interest Entity created before February 1, 2003 shall apply the provisions of the interpretation to that entity no later than the beginning of the first interim or annual period beginning after June 15, 2003.  The application is not expected to have a material effect on the Company’s consolidated financial statements.

NOTE 3:  Income Taxes

A reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate is as follows:

	Three Months Ended March 31,
	2003	2002
U.S. federal income tax rate	35.0%	35.0%
Changes resulting from:
State income taxes	1.5	0.9
International operations	(0.6)	2.2
Low income housing credit	(3.6)	(2.5)
Other	(1.3)	(1.8)
Effective income tax rate	31.0%	33.8%

NOTE 4:  Comprehensive Income (Loss)

Comprehensive income (loss) for the three months ended March 31 is as follows:

	Three Months Ended March 31,
	2003	2002
Net income (loss)	$(0.8)	$(1.5)
Translation adjustment	(1.8)	(7.7)
Unrealized gain (loss) on derivative instruments	0.2	1.0
Comprehensive income (loss)	$(2.4)	$(8.2)

NOTE 5:  Earnings Per Share

The computation of basic and diluted earnings per share is determined by dividing net income as reported as the numerator, by the number of shares included in the denominator as follows:

	Three Months Ended March 31,
	2003	2002
Denominator for basic earnings per share (weighted-average shares)	50.2	50.2
Effect of dilutive securities	0.1	—
Denominator for diluted earnings per share	50.3	50.2

NOTE 6:   Discontinued Operations

During the second quarter of 2002, management, with approval of the Board of Directors, committed to a plan to divest the Company’s Fine Chemicals business, previously part of the Performance Chemicals business unit. As a result of these actions, the Company reports Fine Chemicals as discontinued operations.  Management’s plans are to continue its efforts until a sale of the business has been consummated.

The sale of the Company’s Energy Services and Products business unit, OSCA, to BJ Services Company was completed on May 31, 2002.  Under the terms of the sale, BJ Services acquired all of the outstanding shares of OSCA, including the Company’s 53.2% holding, for $28.00 per share in cash or $221 million, resulting in a gain of $175.4 million.  This transaction provided the Company with net proceeds of approximately $200 million in cash, a part of which was used to reduce the Company’s outstanding debt.  As a result of this transaction, the Company has reflected OSCA as discontinued operations in 2002.

The operating results from discontinued operations presented in the accompanying consolidated statements of operations are as follows:

	Three Months Ended March 31,
	2003	2002
Net sales:
Fine Chemicals	$12.4	$10.4
OSCA	—	35.6
	12.4	46.0
Operating income (loss):
Fine Chemicals	2.3	(2.4)
OSCA	—	(13.6)
	2.3	(16.0)

Interest income (expense) - net	—	(0.3)
Other income (expense) - net	—	(0.3)
Minority Interest	—	4.4
Income (loss) before income taxes	2.3	(12.2)
Income taxes (credit)	0.7	(5.6)
Income (loss) from discontinued operations	$1.6	$(6.6)

The assets and liabilities held for sale from discontinued operations related to Fine Chemicals and OSCA presented in the accompanying consolidated balance sheets are comprised of:

	March 31, 2003	December 31, 2002
Current Assets:
Cash and cash equivalents	$0.1	$0.3
Accounts receivable	9.4	14.0
Inventories	11.8	11.5
Prepaid expenses and other current assets	8.2	8.2
Total current assets	$29.5	$34.0

Non-Current Assets:
Plant and equipment, net	$14.6	$14.2
Other assets	3.8	5.9
Total non-current assets	$18.4	$20.1

Current Liabilities:
Accounts payable and accrued expenses	$10.0	$14.5
Total current liabilities	$10.0	$14.5

Non-Current Liabilities:
Other non-current liabilities	10.1	12.1
Total non-current liabilities	$10.1	$12.1

The Fine Chemicals business recorded special charges in 2002 in conjunction with the intended sale of the Fine Chemicals business.  Fine Chemicals recorded charges in 2001 as a part of a detailed repositioning plan approved by the Company’s Board of Directors in 2001.  As of the end of the first quarter 2003, $0.4 million of the $26.7 million of special charges recorded in 2002 and $8.3 million of the $118.3 million of special charges recorded in 2001 remain to be spent.  The major components of the remaining reserves relate to severance and plant closure and environmental costs.

NOTE 7:  Segment Information

The Company has changed its reportable business segments in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” as of the first quarter of 2003 in order to align the external presentation of results with the Company’s current management and operating structure.  The Company continues to operate in three business segments – Polymer Additives, Specialty Products (formerly named Water Treatment) and Performance Chemicals.  In addition, the Agricultural Products and Bromine Intermediates businesses, collectively referred to as the Brominated Performance Products business, were reclassified from Performance Chemicals to the Polymer Additives business segment.  The remaining components of the Performance Chemicals segment are unaffected.  In addition, the Water Treatment segment has been renamed Specialty Products to include the Company’s recent acquisition of a line of specialty household cleaning products, which joins the Company’s swimming pool and industrial water sanitizers and related products.

The segment information for the year ended December 31, 2002 reported in the Company’s 2002 Annual Report of Form 10-K filed with the Securities and Exchange Commission were presented in the previously existing business segments.  The following table provides a comparison of the business segments as reported in the Form 10-K as of December 31, 2002 and the realigned segment presentation for the first quarter of 2003.

Business Segments at December 31, 2002	Business Segments as of First Quarter of 2003
Polymer Additives	Polymer Additives
Flame Retardants	Flame Retardants
Polymer Stabilizers	Polymer Stabilizers
Agricultural Products (Brominated Performance Products)
Bromine Intermediates (Brominated Performance Products)

Water Treatment	Specialty Products
Recreational	Recreational
Industrial	Industrial
Household

Performance Chemicals	Performance Chemicals
Fire Suppression	Fire Suppression
Fluorine Specialties	Fluorine Specialties
Toxicological Services	Toxicological Services
Fine Chemicals (classified as discontinued operations)	Fine Chemicals (classified as discontinued operations)
Agricultural Products (Brominated Performance Products)
Bromine Intermediates (Brominated Performance Products)

As a result of this realignment, segment results from the prior year have been reclassified to conform to the current year presentation.

The Company’s three global segments: Polymer Additives, Specialty Products and Performance Chemicals are strategic business units that offer products and services that are intended to satisfy specific customer requirements.  The units are organized and managed to deliver a distinct group of products, technology, and services.

The Company evaluates business unit performance and allocates resources based on operating income, which represents net sales less cost of products sold and selling, general and administrative expenses, as well as cash flows and return on investment.

	Three Months Ended March 31,
	2003	2002
Net Sales by Segment to External Customers:
Polymer Additives	$185.9	$164.8
Specialty Products	121.7	111.8
Performance Chemicals	26.4	28.1
Total sales of reportable segments	334.0	304.7
Corporate and Other	—	0.3
	$334.0	$305.0
Segment Profit (Loss):
Polymer Additives	$2.8	$4.1
Specialty Products	15.4	15.0
Performance Chemicals	3.3	6.3
Total profits of reportable segments	21.5	25.4
Corporate and Other	(10.2)	(8.6)
Operating Income	11.3	16.8
Interest income (expense) - net	(6.6)	(8.5)
Other income (expense) - net	(3.4)	(0.6)
Income from continuing operations before income taxes and cumulative effect of accounting change	$1.3	$7.7

	March 31, 2003	December 31, 2002
Segment Assets:

Polymer Additives	$859.0	$890.7
Specialty Products	528.0	376.5
Performance Chemicals	69.0	75.4
Corporate and Other	180.6	321.0
	$1,636.6	$1,663.6

The change in segment assets for Specialty Products and Corporate and Other at March 31, 2003 is the result of the cash requirement for the seasonal build in working capital associated with the recreational pool business and the acquisition of Lime-O-Sol Company (see Note 10 to the Consolidated Financial Statements.)

NOTE 8:   Stock-Based Compensation

SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  As provided for under SFAS 123, no compensation expense has been recognized for the Company’s stock option plans.  The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees.”  Compensation expense is recorded for restricted stock awards over the requisite vesting periods based on the market value on the date of grant.  The compensation expense incurred in the first quarters of 2003 and 2002 related to restricted stock awards totaled $ 0.1 million and $0.2 million, respectively.

The following is a reconciliation of reported income from continuing operations and earnings per share to income from continuing operations and related earnings per share as if the Company used the fair value method of accounting for stock-based compensation.  Fair value is calculated using the Black-Scholes option pricing model, a pricing model acceptable under SFAS 123.

	Three Months Ended
	March 31, 2003	March 31, 2002

Net loss	$(0.8)	$(1.5)
Stock-based employee compensation expense included in reported income, net of tax	0.1	0.1
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(1.1)	(1.3)
Pro forma net loss	$(1.8)	$(2.7)

Earnings per share
As reported:
Basic and Diluted	$(0.02)	$(0.03)
Pro forma:
Basic and Diluted	$(0.04)	$(0.05)

NOTE 9:   Asset Retirement Obligations

On January 1, 2003, the Company adopted SFAS 143, “Accounting for Asset Retirement Obligations.”  The statement requires legal obligations associated with retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred.  The liability is reported at a discounted fair value and is adjusted  in subsequent periods as accretion expense is recorded.  Corresponding retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the useful life of the asset.  The Company currently has legal obligations to close brine supply and disposal wells and waste disposal wells at the end of the assets’ useful lives.

Upon adoption, the Company recorded transition amounts for liabilities related to these wells, and the associated capitalizable costs net of accumulated depreciation.  A liability of $5.7 million was recorded to long-term liabilities and a net asset of $0.6 million was recorded to plant and equipment on January 1, 2003.  This resulted in a cumulative effect of an accounting change of ($3.3) million (net of income taxes of $1.8 million).  Accretion and depreciation expense subsequent to the adoption of the statement decreased net income $0.1 million in the first quarter of 2003.

The pro forma effects of the application of SFAS 143 as if the statement had been adopted on January 1, 2002 are presented below:

	Three Months Ended
	March 31, 2003	March 31, 2002
Net income (loss) as reported	$(0.8)	$(1.5)
Additional accretion and depreciation expense	—	(0.1)
Cumulative effect of accounting change	3.3	—
Pro forma net income (loss)	$2.5	$(1.6)
Pro forma net income (loss) per share	0.05	(0.03)

The following table describes the changes in the Company’s asset retirement obligations for the first quarter of 2003.

Asset retirement obligation at December 31, 2002	$—
Liability recognized in transition	5.7
Accretion expense	0.1
Asset retirement obligation at March 31, 2003	$5.8

The pro forma asset retirement obligation liability balances as if SFAS 143 had been adopted January 1, 2002 are as follows:

	2003	2002
Pro forma amounts of liability for asset retirement obligation at beginning of year	$5.7	$5.3

Pro forma amounts of liability for asset retirement obligation at March 31	$5.8	$5.7

NOTE 10:  Acquisitions

As part of the Company’s growth strategy in the consumer products market, BioLab Inc., a subsidiary of the Company, acquired all the outstanding shares of Lime-O-Sol Company on February 28, 2003 for approximately $65 million in cash.  The acquisition included the Lime-O-Sol brand of specialty household cleaning products marketed under the trade name The Works®.  The transaction will combine BioLab’s and Lime-O-Sol’s strength in brand and channel management, consumer marketing and product innovation to expand the Company’s ability to offer its products beyond their current markets.  Management is currently evaluating the purchase price allocation associated with this recent acquisition.  Lime-O-Sol is included in the Company’s consolidated financial statements from the date of acquisition.

NOTE 11:  Commitments and Contingencies

The Company is subject to various lawsuits and claims with respect to matters such as governmental regulations (including environmental matters), income taxes and other actions arising out of the normal course of business.

The Company has been cooperating with the United States Department of Justice (DOJ) and the European Commission since the spring of 1998 in their respective investigations of the bromine and brominated products industry.  Both investigations were initiated after the Company self-reported to those agencies certain business practices that raised questions under antitrust laws.  As a result of the Company’s cooperation, the Company and its current directors and employees were accepted into the DOJ’s amnesty program.  Concurrently, the Company sought favorable treatment under a program in the European Union that also rewards self-reporting and cooperation.  To the Company’s knowledge, no proceedings have ever been instituted in the European Union in connection with the investigation.

The Company believes it has fully complied with all applicable conditions to date and has continued to cooperate with the DOJ in connection with certain follow-up matters arising out of the investigation, all of which are covered by the Company’s acceptance into the amnesty program.  Although, to the Company’s knowledge, there have been no additional matters that have arisen in connection with the investigations, the Company intends to continue to be in full compliance with the DOJ and European Union programs.

There were ten federal purported class action lawsuits and five California purported class action lawsuits naming the Company, each claiming treble damages arising out of an alleged conspiracy concerning the pricing of bromine and brominated products.  The federal lawsuits were consolidated in the District Court for the Southern District of Indiana, which, over the Company’s opposition, certified a class of direct purchasers of certain brominated products.

On September 10, 2002, the Company agreed to settle all of the federal class action lawsuits. The settlement agreement affects direct purchasers from the Company of brominated diphenyl oxides (decabromodiphenyl oxide, octabromodiphenyl oxide and pentabromodiphenyl oxide) and their blends, tetrabromobisphenol-A and its derivatives and all methyl bromide products and their derivatives in the United States between January 1, 1995 and April 30, 1998.  The Company agreed to a $4.1 million cash payment and $2.6 million in vouchers for the future purchase of decabromodiphenyl oxide and/or tetrabromobisphenol-A, to be distributed to class members.

Pursuant to the settlement agreement, the Company remitted the cash portion to an escrow account on November 8, 2002, subject to final approval of the settlement agreement by the federal court.  After notice to class members, the federal court gave final approval to the settlement in January 2003.   In addition, the plaintiffs submitted a plan of distribution for court approval.  The plan included a form of voucher agreed to by the Company. As of the first quarter of 2003, no vouchers have been issued.

The California cases pending in the Superior Court for San Francisco County claim alleged violations of California competition laws and were stayed pending resolution of the federal cases.  The cases are not impacted by the federal settlement.  The Company has denied that the cases were legitimately filed as class actions, denies all liability and intends to defend the cases vigorously.

OSCA, the interest in which the Company divested to BJ Services Company as of May 31, 2002, is a party to certain pending litigation regarding a blowout of a well in the Gulf of Mexico operated by Newfield Exploration Company.  In the lawsuit, the plaintiffs claimed that OSCA and the other defendants breached their contracts to perform work-over operations on the well and were negligent in performing those operations.  On April 4, 2002, a jury reached a verdict on those claims, finding OSCA and the other defendants responsible for those claims and determining OSCA’s share of the damages.  In connection with the lawsuit, the Company asserted claims against its insurers and insurance brokers in support of insurance coverage for this incident.  A related trial on these insurance coverage claims was conducted by the submission of legal briefs.  Thereafter, the court issued its final judgments on the underlying liability claims and the insurance coverage claims, entering judgment against OSCA for a net amount of approximately $13.3 million plus interest, and finding that such amount was only partially covered by insurance.  Pursuant to an indemnification agreement between the Company and BJ Services entered into at the time of the sale of OSCA (see Note 6 to the Consolidated Financial Statements), Great Lakes has agreed to pay BJ Services, a certain percentage of any uninsured cash damages in excess of an amount paid by OSCA upon settlement or final determination of this pending litigation.  As of March 31, 2003, the Company has a $9.0 million reserve in discontinued operations for this indemnification liability.   Great Lakes and BJ have appealed some or all of the liability and insurance coverage decisions.

On May 28, 2002, Albemarle Corporation filed two complaints against the Company in the United States District Court for the Middle District of Louisiana, one alleging that the Company infringed on three process patents held by Albemarle Corporation relating to bromine vacuum tower technology, and the other alleging that the Company had infringed or contributed or induced the infringement of a patent relating to the use of decabromodiphenyl ethane as a flame retardant in thermoplastics.  On a motion by the Company and over Albemarle’s objection, the cases were consolidated.  In addition, the Company has filed a counterclaim with the District Court in the flame retardant cases, alleging, among other things, that the Albemarle patent is invalid or was obtained as a result of inequitable conduct in the United States Patent and Trademark Office.

With respect to the Albemarle case, the Company believes that the allegations of the complaints are without basis factually or legally, and intends to defend the cases vigorously.

The Company is subject to various U.S. and international federal, state and local environmental, health and safety laws and regulations.  The Company is also subject to liabilities arising under the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”), the Resource Conservation and Recovery Act (“RCRA”) and similar state and international laws that impose responsibility for remediation of hazardous substances and hazardous waste constituents released into the environment.

The Company provides reserves for environmental liabilities that management considers probable for which a reasonable estimate of the liability can be made.  Accordingly, the Company’s reserves for environmental liabilities related to continuing operations, including reserves associated with restructuring charges, were $45.1 million and $45.2 million at March 31, 2003 and December 31, 2002, respectively.  The Company does not believe that the unreserved costs, if any, associated with environmental liabilities will have a material adverse effect on its consolidated results of operations, financial position, or liquidity.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Consolidated Financial Statements and Management’s Discussion and Analysis contained in the 2002 Annual Report on Form 10-K and the unaudited interim consolidated financial statements included elsewhere in this report.  All references to earnings per share contained in this report are diluted earnings per share unless otherwise noted.

The following table sets forth the percentage relationship to net sales of certain income statement items for the Company’s continuing operations:

	Three Months Ended March 31,
	2003	2002

Net sales	100.0%	100.0%
Gross profit	20.5	22.0
Selling, general and administrative expenses	17.1	16.5
Operating income	3.4	5.5
Interest income (expense) - net	(2.0)	(2.8)
Other income (expense) - net	(1.0)	(0.2)
Income from continuing operations before income taxes and cumulative effect of accounting change	0.4	2.5
Income taxes	0.1	0.8
Income from continuing operations and cumulative effect of accounting change	0.3%	1.7%

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Net sales increased to $334.0 million or 9.5% from $305.0 million in the prior year.  For the Company as a whole, the favorable effects of foreign currency increased sales by 6%, while sales volumes, including the effect of acquisitions increased 4.5% year over year.  Continued pricing pressures negatively impacted sales by 1%.

Gross profit of $68.5 million for the first quarter of 2003 increased 2% compared to $67.2 million in the first quarter of 2002, due to increased sales volumes.  Gross profit margins, as a percentage of net sales, were 20.5% and 22.0%, for the first quarters of 2003 and 2002, respectively.  The decline in gross profit margin resulted from a rise in the cost of certain key raw materials, higher energy costs and lower pricing in the Polymer Additives and Performance Chemicals business units, which more than offset productivity gains and higher volumes.  The positive effects of foreign currency exchange on sales noted above were offset by the negative impact of currency fluctuations on the Company’s cost of products sold.

Selling, general and administrative expenses increased $6.8 million year over year to $57.2 million. The increase was due to the negative effects on foreign currency, higher pension and insurance costs, the inclusion of Lime-O-Sol Company, which was acquired February 28, 2003 and higher spending on initiatives targeted to achieve greater market penetration and drive new product development.

Operating income of $11.3 million for the first quarter of 2003, decreased by $5.5 million from $16.8 million in the prior year.  While sales volumes for the Company increased year over year, the volume increases were more than offset by the increase in raw material and energy costs and increased selling, general and administrative expenses.  In total, foreign currency fluctuations lowered operating income levels by $1.3 million in the current year.

Interest income (expense) – net decreased $1.9 million year over year reflecting reduced net debt levels in the current year and the continued positive impact of an interest rate swap entered into during the first quarter of 2002.

Other income (expense) – net increased $2.8 million to an expense of $3.4 million.  The increased expenses reflect the impact of losses from unconsolidated affiliates and the write-off of certain non-productive assets.

Income taxes were 31.0% and 33.8% of income (loss) before taxes for 2003 and 2002, respectively.

Income from continuing operations before cumulative effect of accounting change was $0.9 million or $0.02 per share in 2003, as compared to $5.1 million or $.10 per share in 2002.

In the first quarter of 2003, the Company recorded a cumulative effect of an accounting change of ($3.3) million (net of income taxes of $1.8 million), as a result of the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”  Accretion and depreciation expense subsequent to the adoption of the statement decreased net income $0.1 million in the first quarter of 2003.

Segment Information

The Company has changed its reportable business segments in accordance with SFAS 131 as of the first quarter of 2003 in order to align the external presentation of results with the Company’s current management and operating structure.  The Company continues to operate in three business segments – Polymer Additives, Specialty Products (formerly named Water Treatment) and Performance Chemicals.   In addition, the Agricultural Products and Bromine Intermediates businesses, collectively referred to as the Brominated Performance Products business, is now included in the Polymer Additives segment.  This business was formerly reported as a part of the Performance Chemicals business segment.  The reporting of Brominated Performance Products in Polymer Additives is consistent with the way Polymer Additives is now managed and resources are allocated.

Set forth below is a discussion of the operations of the Company’s business segments: Polymer Additives, Specialty Products and Performance Chemicals.  Performance Chemicals excludes the Fine Chemicals business as this business has been reported as discontinued operations for all periods presented (see Note 6 to the Consolidated Financial Statements).  Operating income, defined as net sales less cost of products sold and selling, general and administrative expenses, cash flows and return on investment are measures the Company uses to evaluate business segment performance.

Polymer Additives

The Polymer Additives business unit is one of the leading providers of flame retardants, polymer stabilizers, optical monomers, agricultural products and bromine intermediates.  Polymer Additives provides its customers an array of integrated polymer additive solutions that meet specific well-defined customer needs in a variety of products including consumer electronics, computers and business equipment, automotive, furniture, fibers, wire and cable, household appliances, communications equipment, building and construction materials, packaging, textiles, polymers, cosmetics, optical monomers, and agricultural products.  Results for the first quarter are as follows:

	Three Months Ended March 31,
	2003	2002
Net Sales	$185.9	$164.8
Operating Income	2.8	4.1

Net sales for Polymer Additives increased $21.1 million or 13% from the prior year.  Sales increases in the Flame Retardants and Polymer Stabilizers businesses more than offset slight sales declines in the Brominated Performance Products business.   Overall, selling prices in Polymer Additives increased 1% when compared to the first quarter of 2002.   Sales in the Flame Retardants business of Polymer Additives benefited from price increases on several products.  The Polymer Stabilizers business, however, continued to experience pricing pressures.   Sales volumes and product mix in Polymer Additives contributed 5% of increase in sales year over year, reflecting the business unit’s emphasis on offering customers new innovative solutions.  Sales in all of the businesses in Polymer Additives benefited from the effects of foreign exchange rates.

Operating income decreased $1.3 million from the prior year.   The positive effects of increased sales and productivity gains year over year were more than offset by increased raw material and energy costs as well as higher pension and insurance costs.  The operating income of Polymer Additives was also affected by a decline in sales of Methyl Bromide, an agricultural product, when compared to last year.  The decline reflects variations in customer order patterns and the phase-down of sales of Methyl Bromide in accordance with the Montreal Protocol.  Mandated productivity cuts began in 1999 and continue until 2005.

Specialty Products (formerly Water Treatment)

The Specialty Products business unit, through its BioLab subsidiary, is the world’s leading provider of recreational water care products to the consumer.  BioLab Water Additives, through its proprietary position in polymaleate chemistry, and as the world’s foremost provider of bromine-based biocides, is a leading supplier of antiscalants, corrosion inhibitors, dispersants, antifoams, hydantoin derivatives, formulated oxidizers and desalination solutions.  Through its February 28, 2003 acquisition of Lime-O-Sol, the Specialty Products business entered the specialty household cleaning products business with the acquisition of the Works® brand of non-abrasive bathroom cleaners, glass and surface cleaners, toilet bowl cleaners, drain openers and rust and calcium removers.  Results for the first quarter are as follows:

	Three Months Ended March 31,
	2003	2002
Net Sales	$121.7	$111.8
Operating Income	15.4	15.0

Net sales for Specialty Products increased $9.9 million or 9% year over year.  Volume gains of 5%, which included 3% from the Lime-O-Sol acquisition and the positive effects of foreign exchange of 5% drove the increase in sales.  Selling prices were down 1% from the prior year.  Growth in the quarter was limited as some orders for recreational pool products were shifted from the first quarter to the second quarter due to extended winter weather throughout March in some parts of the United States.  Also included in the first quarter of 2003 are $2.9 million of sales from the Lime-O-Sol acquisition (see Note 10 to the Consolidated Financial Statements).

Operating income for Specialty Products increased 3% over the second quarter of 2002.  The effects of increased sales volumes and the acquisition noted above were slightly offset by lower selling prices in the segment’s industrial water treatment portion of the business and slightly higher selling, general and administrative costs as a percentage of net sales.

Performance Chemicals

The Performance Chemicals business unit is a global supplier of fluorine-based fire suppression agent FM-200®, fluorine-based intermediates and all phases of nonclinical toxicological testing to broad and diverse markets that include information technology; telecommunications; transportation; medical; automotive; electronics; photographic paper and films; pharmaceuticals and the chemical and biotechnology industries.  Performance Chemicals excludes the Fine Chemicals business as this business has been reported as discontinued operations for all periods presented (see Note 6 to the Consolidated Financial Statements).  Results for the first quarter are as follows:

	Three Months Ended March 31,
	2003	2002
Net Sales	$26.4	$28.1
Operating Income	3.3	6.3

Net sales for Performance Chemicals decreased $1.7 million.  While sales at WIL Laboratories remained consistent with prior year, the Company’s fluorine-based businesses continue to face weaknesses in pricing and volume based on the current state of the information technology and telecommunication sectors.

Operating income decreased $3.0 million from the same period in the prior year.  Pricing and volume challenges in the fluorine-based businesses, as well as increased pension and insurance costs, have negatively impacted operating income levels in this business segment.

DISCONTINUED OPERATIONS

During the second quarter of 2002, management, with approval of the Board of Directors, committed to a plan to divest the Company’s Fine Chemicals business, previously part of the Performance Chemicals business unit. As a result of these actions, the Company reports Fine Chemicals as discontinued operations.  Management’s plans are to continue its efforts until a sale of the business has been consummated.

The sale of the Company’s Energy Services and Products business unit, OSCA, to BJ Services Company was completed on May 31, 2002.  Under the terms of the sale, BJ Services acquired all of the outstanding shares of OSCA, including the Company’s 53.2% holding, for $28.00 per share in cash or $221 million, resulting in a gain of $175.4 million.  This transaction provided the Company with net proceeds of approximately $200 million in cash, a part of which was used to reduce the Company’s debt position.  As a result of this transaction, the Company has reflected OSCA as discontinued operations in 2002.

The results for the first quarter from discontinued operations are as follows:

	Three Months Ended March 31,
	2003	2002
Net Sales
Fine Chemicals	$12.4	$10.4
OSCA	—	35.6

Operating Income
Fine Chemicals	$2.3	$(2.4)
OSCA	—	(13.6)

The Fine Chemicals business recorded special charges in 2002 in conjunction with the intended sale of the Fine Chemicals business.  Fine Chemicals recorded charges in 2001 as a part of a detailed repositioning plan approved by the Company’s Board of Directors in 2001.  As of the end of the first quarter 2003, $0.4 million of the $26.7 million of special charges recorded in 2002 and $8.3 million of the $118.3 million of special charges recorded in 2001 remain to be spent.  The major components of the remaining reserves relate to severance and plant closure and environmental costs.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at March 31, 2003 were $72.8 million, which is a decrease of $186.3 million from year-end and an increase of $39.0 million from March 31, 2002.

Cash used for operating activities – continuing operations for the three months ended March 31, 2003 was $100.5 million compared to $61.8 million in the prior year.  The current year increase reflects differences in the timing of working capital payments and receipts as well as the build up of inventory levels in the first quarter of 2003 to accommodate anticipated sales volumes, principally for Specialty Products, in the following quarters.

Cash used for investing activities – continuing operations for the three months ended March 31, 2003 was $75.6 million, which is an increase of $61.0 million from the cash used for investing activities in the prior year period.  Of the $75.6 million used for investing activities, $65 million was used to fund the acquisition of Lime-O-Sol in February of 2003.  The Company has continued its emphasis on controlling capital expenditures, which were $3.8 million lower than in the prior year. Capital expenditures for the full year are anticipated to be at depreciation levels, with expenditures estimated to be in the $75 million to $85 million range.

Financing activities – continuing operations used $10.4 million of cash in the current three-month period compared to financing activities providing cash of $45.5 million in the previous year period.  Net repayments of outstanding borrowings were $4.5 million in the first quarter of 2003 compared to net borrowings of $51.0 million in the prior year.  Dividends paid in the first quarter of 2003 reflect a $0.09 per share dividend versus the $0.08 per share dividend paid in previous year.

In addition, as described in Note 6, the Company received net cash proceeds from the sale of OSCA of approximately $200 million in the second quarter of 2002. These proceeds were used to reduce the Company’s debt position, as reflected in the increase in net repayments on borrowings noted above, and to increase cash and cash equivalents from prior year’s quarter.

The Company anticipates that cash provided by operating activities in the future will be sufficient to fund its operating expenses, debt service obligations, dividend payments to common shareholders and capital expenditures.

Long-term debt, less current portion, decreased $3.0 million from year-end to $429.6 million at March 31, 2003, reflecting the activity noted above.  Net debt, defined as total long-term debt less cash and equivalents, to capital at March 31, 2003 was 33.0%.  This increase from 19.6% at year-end reflects the changes in working capital requirements and acquisition activities.

At March 31, 2003, the Company had guaranteed $22.1 million of debt of an unconsolidated affiliate.  The unconsolidated affiliate was in violation of several covenants related to its debt that the Company guarantees.  The affiliate is currently negotiating with the respective lenders to amend its loan agreements.  The banks have not called the loan, and the Company believes that a waiver or amendment will be received and as a result, has not recorded a liability as of March 31, 2003.

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations.  There have been no material changes to contractual cash obligations and other commercial commitments as reflected in the Management’s Discussion & Analysis of Financial Condition and Results of Operations in the Company’s 2002 Annual Report on Form 10-K.

OTHER MATTERS

ACQUISITIONS

Refer to Note 10 of the Notes to the Consolidated Financial Statements for a discussion of acquisitions.

SPECIAL CHARGES

2001

On June 27, 2001, the Company’s Board of Directors approved a detailed repositioning plan that provided for a series of cost reduction initiatives to further streamline operations, strengthen the Company’s competitive position and continue to provide a strong platform for future growth.  Additionally, on September 15 and December 6, 2001, the Company’s Board of Directors approved an additional series of cost reduction initiatives developed to minimize the effects of then current economic conditions.  The major components of these repositioning plans in continuing operations included the consolidation of certain Polymer Additives operations, resulting in two planned plant closures and the shutdown of an unprofitable product line; elimination of approximately 485 manufacturing, research and development, sales and other management positions; and the impairment of certain under-performing and non-strategic long-lived assets, including goodwill.

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

Net special charges for the year ended December 31, 2001, totaled $148.6 million, $115.2 million after income taxes, or $2.29 per share.  This reflects the $153.6 million of charges recorded in 2001 offset by a reversal of $3.5 million related to changes in estimates in the 2001 special charge and certain reversals of the special charges taken in 2000 totaling $1.5 million.  The net effect of the special charge reversals after income taxes was $3.7 million or $0.07 per share.

A progression of the reserve balance for the first quarter of 2003 by business unit is as follows:

Description	Reserve Balance at December 31, 2002	2003 Activity	Reserve Balance at March 31, 2003

Severance Costs:
Polymer Additives	$4.3	$(1.2)	$3.1
Performance Chemicals	0.1	—	0.1
Corporate	0.3	(0.1)	0.2
	4.7	(1.3)	3.4

Plant Closure and Environmental:
Polymer Additives	10.3	(0.6)	9.7
	10.3	(0.6)	9.7

Other (Corporate)	0.7	—	0.7
	$15.7	$(1.9)	$13.8

As of March 31, 2003, $13.8 million of the $148.6 million charge remains to be spent.  This remaining amount includes the effects of $5.1 million of net special charges recorded in 2002 related to changes in estimates in the special charge reserves recorded in 2001.  The major components of this remaining reserve relate to severance and plant closure costs for the two plant closures and the shutdown of an unprofitable product line.  The majority of the severance costs are expected to be paid out by the second quarter of 2003 and the plant closure and environmental costs by 2005.

2000

During the second quarter of 2000 the Company announced cost reduction initiatives to further streamline operations, strengthen the Company’s competitive position and continue to provide a strong platform for future growth.  The major components of this repositioning plan in continuing operations included consolidation of the Company’s three antimony manufacturing operations, elimination of approximately 309 manufacturing and research and development positions, primarily in the Polymer Additives business unit and impairment or disposal of certain under-performing and nonstrategic assets.  The asset impairments related to four Polymer Additives manufacturing locations, including sites in Europe and the United States, and two Performance Chemicals locations, including sites in the United States and the United Kingdom.  The special charges related to the 2000 repositioning plan and included in continuing operations totaled $56.4 million and consisted of $38.0 million for asset impairments, $12.2 million for severance costs and $6.2 million for plant closure and environmental costs.

A progression of the reserve balance to March 31, 2003 by business unit is as follows:

Description	Reserve Balance at December 31, 2002	2003 Activity	Reserve Balance at March 31, 2003

Severance Costs - Polymer Additives	$0.1	$(0.1)	$—
Plant Closure and Environmental - Polymer Additives	4.0	—	4.0
	$4.1	$(0.1)	$4.0

ACCOUNTING CHANGES

Refer to Note 2 of the Notes to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.

FORWARD-LOOKING STATEMENTS

This quarterly report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains both historical information and forward-looking statements.  Whenever possible, the Company has identified these forward-looking statements by such forward-looking terminology as “believes”, “expects”, “may”, “will likely result”, “estimates”, “anticipates”, “should”, or the negative thereof, or other variations in comparable terminology.  Such forward-looking statements are based on management’s current views and assumptions regarding future events; future business conditions and the outlook for the Company based on currently available information.  These forward-looking statements involve risks and uncertainties that could affect the Company’s operations, markets, products, services, prices and other factors.  These risks and uncertainties include, but are not limited to, economic, competitive, governmental and technological factors.  Accordingly, there can be no assurance that the Company’s expectations will be realized.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the foreign exchange, interest rate or natural gas price risk management from the information provided in the Company’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

ITEM 4.  Controls and Procedures

Within the 90 days prior to the filing of this report, management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective, in all material respects, in ensuring that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on a timely basis.

There have been no significant changes in the Company’s internal controls or in other factors subsequent to the date of the evaluation that could significantly affect these controls.

PART II.    Other Information

ITEM 1.  Legal Proceedings

There have been no material changes in legal proceedings from the items disclosed in the Company’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits filed as part of the report are listed below:

	(99)(i)(a)	Statement of Chief Executive Officer

	(99)(i)(b)	Statement of Chief Financial Officer

(b)	Reports on Form 8-K

During the first quarter of 2003 and through May 5, 2003, the Company furnished the following reports on Form 8-K to the Securities and Exchange Commission, providing information under Item 12 of Form 8-K:

	(1)	Form 8-K filed April 21, 2003, reporting that the Company changed its financial reporting segments effective January 1, 2003 and providing revised segment results for 2002, 2001 and 2000.

	(2)	Form 8-K filed April 28, 2003, reporting the first quarter 2003 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 5, 2003	By:	/s/ William L. Sherwood
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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 5, 2003	/s/ Mark P. Bulriss
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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 5, 2003	/s/ John J. Gallagher III
John J. Gallagher III, Chief Financial Officer