Form 10-Q
period 2003-06-30
GREAT LAKES CHEMICAL CORP
filed 2003-08-07
CIK 43362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-6450

GREAT LAKES CHEMICAL CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE

95-1765035

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9025 North River Road Suite 400 Indianapolis, IN

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

As of July 31, 2003, the Registrant had only one class of common stock, $1.00 par value, of which 50,556,326 shares were outstanding.

GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES

PART I. – Financial Information

ITEM 1.     Financial Statements

GREAT LAKES CHEMICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(millions, except per share data)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$143.0	$259.1
Accounts and notes receivable, less allowances of $3.7 and $4.7, respectively	347.7	262.2
Inventories
Finished products	201.2	186.4
Raw materials	41.9	33.5
Supplies	34.1	32.3
Total inventories	277.2	252.2
Prepaid expenses	35.2	33.2
Deferred income taxes	7.7	6.4
Current assets held for sale from discontinued operations	26.6	34.0
Total Current Assets	837.4	847.1

Plant and equipment	1,381.7	1,325.8
Less allowances for depreciation, depletion and amortization	(756.5)	(704.2)
Net plant and equipment	625.2	621.6
Goodwill	191.9	143.6
Intangible assets	45.9	33.0
Investments in and advances to unconsolidated affiliates	23.5	27.2
Other assets	23.7	21.6
Deferred income taxes	6.3	3.5
Non-current assets held for sale from discontinued operations	17.3	20.1
	$1,771.2	$1,717.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$183.3	$165.9
Accrued expenses	118.8	117.0
Income taxes payable	115.4	108.3
Dividends payable	4.5	4.5
Notes payable and current portion of long-term debt	9.0	8.0
Current liabilities held for sale from discontinued operations	1.8	14.5
Total Current Liabilities	432.8	418.2

Long-term debt, less current portion	432.0	432.6
Other non-current liabilities	101.2	103.1
Non-current liabilities held for sale from discontinued operations	11.5	12.1
Minority interests	6.5	6.0

Stockholders’ Equity
Common stock, $1 par value, authorized 200.0 shares, issued 73.0 shares	73.0	73.0
Additional paid-in capital	125.9	133.7
Retained earnings	1,691.8	1,682.7
Treasury stock, at cost, 22.5 shares and 22.8 shares for 2003 and 2002, respectively	(1,038.7)	(1,054.5)
Accumulated other comprehensive loss	(64.8)	(89.2)
Total Stockholders’ Equity	787.2	745.7
	$1,771.2	$1,717.7

See Notes to Consolidated Financial Statements

GREAT LAKES CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(millions, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net sales	$416.7	$408.5	$750.7	$713.5
Operating Expenses
Cost of products sold	323.8	302.6	589.3	540.4
Selling, general and administrative expenses	61.1	58.2	118.3	108.6
Asset impairments	—	3.6	—	3.6
Total Operating Expenses	384.9	364.4	707.6	652.6
Operating income	31.8	44.1	43.1	60.9
Interest income (expense) - net	(6.8)	(7.1)	(13.4)	(15.6)
Other income (expense) - net	(0.5)	(5.0)	(3.9)	(5.6)
Income from continuing operations before income taxes and cumulative effect of accounting change	24.5	32.0	25.8	39.7
Income taxes	7.6	9.9	8.0	12.5
Income from continuing operations before cumulative effect of accounting change	$16.9	$22.1	$17.8	$27.2
Discontinued Operations:
Income from discontinued operations before minority interest and income taxes	$2.9	$137.5	$5.2	$120.9
Minority interest	—	1.1	—	5.5
Income taxes	0.9	54.8	1.6	49.2
Income from discontinued operations	2.0	83.8	3.6	77.2
Income before cumulative effect of accounting change	18.9	105.9	21.4	104.4
Cumulative effect of accounting change, net of income taxes	—	—	(3.3)	—
Net income	$18.9	$105.9	$18.1	$104.4
Earnings per share - Basic and Diluted:
Income before cumulative effect of accounting change
Continuing operations	$0.33	$0.44	$0.35	$0.54
Discontinued operations	0.05	1.67	0.08	1.54
	0.38	2.11	0.43	2.08
Cumulative effect of accounting change	—	—	(0.07)	—
Net Income	$0.38	$2.11	$0.36	$2.08
Cash dividends declared per share	$0.09	$0.08	$0.18	$0.16

See Notes to Consolidated Financial Statements

GREAT LAKES CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(millions)

	Six Months Ended June 30,
	2003	2002
OPERATING ACTIVITIES
Net income	$18.1	$104.4
Adjustments to reconcile net income to net cash used for operating activities - continuing operations:
Discontinued operations	(3.6)	(77.2)
Cumulative effect of accounting change	3.3	—
Depreciation and depletion	41.0	38.5
Amortization of intangibles	2.4	1.6
Deferred income taxes	(1.5)	4.6
Net unremitted (earnings) losses of affiliates	5.2	(0.2)
Loss on disposition of assets	0.9	2.4
Other	(4.5)	6.1
Changes in operating assets and liabilities, net of effects of business combination:
Accounts receivable	(72.2)	(93.7)
Inventories	(15.0)	(0.6)
Other current assets	(5.8)	(16.3)
Accounts payable and accrued expenses	3.6	14.7
Income taxes and other current liabilities	5.9	11.7
Other noncurrent liabilities	1.5	2.2
Net Cash Used for Operating Activities - Continuing Operations	(20.7)	(1.8)
Net Cash Provided by Operating Activities - Discontinued Operations	1.9	10.2
Net Cash (Used for) Provided by Operating Activities	$(18.8)	$8.4

INVESTING ACTIVITIES
Plant and equipment additions	$(29.9)	$(32.6)
Business combination, net of cash acquired	(65.7)	—
Proceeds from sale of assets	3.9	—
Other	0.1	11.4
Net Cash Used for Investing Activities - Continuing Operations	(91.6)	(21.2)
Net Cash (Used for) Provided by Investing Activities - Discontinued Operations	(1.4)	218.1
Net Cash (Used for) Provided by Investing Activities	$(93.0)	$196.9

FINANCING ACTIVITIES
Net proceeds from (repayments on) short-term credit lines	$2.2	$(3.0)
Net repayments on commercial paper and long-term borrowings	(0.5)	(72.7)
Cash dividends paid	(9.0)	(8.0)
Other	0.2	(1.3)
Net Cash Used for Financing Activities - Continuing Operations	(7.1)	(85.0)
Net Cash (Used for) Provided by Financing Activities - Discontinued Operations	(1.6)	0.5
Net Cash Used for Financing Activities	$(8.7)	$(84.5)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	3.3	(4.4)

(Decrease) Increase in Cash and Cash Equivalents	(117.2)	116.4
Change in Cash and Cash Equivalents - Discontinued Operations	1.1	0.2
Cash and Cash Equivalents at Beginning of Year	259.1	55.5

Cash and Cash Equivalents at End of Period	$143.0	$172.1

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

Certain amounts in the prior year financial statements and related notes have been reclassified to conform to current year presentation.

For further information, refer to the consolidated financial statements included in the Company’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2:  New Accounting Pronouncements

Standards Adopted

On January 1, 2003, the Company adopted Statement of Accounting Standards (SFAS) 143, “Accounting for Asset Retirement Obligations.”  The statement requires legal obligations associated with the retirement of long-lived assets to be recognized on the balance sheet at fair value at the time that the obligations are incurred.  Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset.  The Company currently has legal obligations to close brine supply and disposal wells, and waste disposal wells, at the end of the assets’ useful lives.  As described in Note 10 to the Consolidated Financial Statements, the Company recorded an increase in plant and equipment, net of related accumulated depreciation, of $0.6 million and recognized an asset retirement obligation of $5.7 million, resulting in a charge to income reported as a cumulative effect of an accounting change of $3.3 million, net of income taxes.

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

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The interpretation expands on the disclosure requirements to be made in interim and annual financial statements.  The interpretation also requires that a liability measured at fair value be recognized for guarantees even if the probability of payment on the guarantee is remote.  The recognition provisions apply on a prospective basis for guarantees issued or modified after December 31, 2002.  The Company’s adoption of the interpretation on January 1, 2003 did not have a material effect on the Company’s accounting or reporting of its guarantees.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred rather than when an entity commits to an exit plan.  SFAS 146 also provides that the liability be initially measured at fair value.  The statement was effective for the Company beginning January 1, 2003, but had no material impact on the Company’s June 30, 2003 consolidated financial statements.

Recently Issued Pronouncements

In January 2003, the FASB released Interpretation No. 46, “Consolidation of Variable Interest Entities.”  This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The interpretation established standards under which a Variable Interest Entity should be consolidated by the primary beneficiary.  The requirements are effective immediately for Variable Interest Entities created after January 31, 2003 and for Variable Interest Entities in which the Company obtains an interest after January 31, 2003.  A company with a variable interest in a Variable Interest Entity created before February 1, 2003 shall apply the provisions of the interpretation to that entity no later than the beginning of the first interim or annual period beginning after June 15, 2003.  The application of this interpretation is not expected to have a material effect on the Company’s consolidated financial statements.

NOTE 3:  Income Taxes

A reconciliation of the statutory United States federal income tax rate to the effective income tax rate is as follows:

	Six Months Ended June 30,
	2003	2002
U.S. federal income tax rate	35.0%	35.0%
Changes resulting from:
State income taxes	0.6	0.9
International operations	(1.4)	2.3
Low income housing credit	(5.9)	(4.0)
Depletion	(4.5)	(2.3)
Change in valuation allowance	6.0	(1.7)
Other	1.2	1.2
Effective income tax rate	31.0%	31.4%

An additional valuation allowance of $2.8 million has been recorded in the first six months of 2003 against a portion of tax credit carryforwards for which utilization is uncertain.

NOTE 4:  Comprehensive Income

Comprehensive income for the three and six months ended June 30 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$18.9	$105.9	$18.1	$104.4
Foreign currency translation adjustment	26.0	42.0	24.2	33.8
Unrealized gain (loss) on derivative instruments	—	(2.9)	0.2	(1.8)
Comprehensive income	$44.9	$145.0	$42.5	$136.4

NOTE 5:  Earnings Per Share

The computation of basic and diluted earnings per share is determined by dividing net income as reported as the numerator, by the number of shares included in the denominator as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002
Denominator for basic earnings per share (weighted-average shares)	50.3	50.2	50.2	50.2
Effect of dilutive securities	—	0.1	0.1	—
Denominator for diluted earnings per share	50.3	50.3	50.3	50.2

NOTE 6:  Discontinued Operations

In 2002, management, with approval of the Board of Directors, committed to a plan to divest the Company’s Fine Chemicals business, previously part of the Performance Chemicals business unit. As a result of these actions and the continued efforts to sell the business, the Company reports Fine Chemicals as discontinued operations.  Management’s plans are to continue its efforts until a sale of the business has been consummated.

The sale of the Company’s Energy Services and Products business unit, OSCA, to BJ Services Company was completed on May 31, 2002.  Under the terms of the sale, BJ Services acquired all of the outstanding shares of OSCA, including the Company’s 53.2% holding, for $28.00 per share in cash or $221 million, resulting in a gain of $175.4 million.  This transaction provided the Company with net proceeds of approximately $200 million in cash, a part of which was used to reduce the Company’s outstanding debt.  As a result of this transaction, the Company reflected OSCA as discontinued operations in 2002.

The operating results from discontinued operations presented in the accompanying consolidated statements of operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002
Net sales:
Fine Chemicals	$9.5	$13.1	$21.9	$23.5
OSCA	—	22.5	—	58.1
	9.5	35.6	21.9	81.6
Operating income (loss):
Fine Chemicals	(1.6)	(33.4)	0.7	(35.7)
OSCA	—	(2.6)	—	(16.3)
	(1.6)	(36.0)	0.7	(52.0)

Gain on sale of subsidiary stock - OSCA	—	175.4	—	175.4
Interest income (expense) - net	—	(0.2)	—	(0.5)
Other income (expense) - net	4.5	(1.7)	4.5	(2.0)
Minority Interest	—	1.1	—	5.5
Income (loss) before income taxes	2.9	138.6	5.2	126.4
Income taxes	0.9	54.8	1.6	49.2
Income from discontinued operations	$2.0	$83.8	$3.6	$77.2

The assets and liabilities held for sale from discontinued operations related to Fine Chemicals and OSCA presented in the accompanying consolidated balance sheets are comprised of:

	June 30, 2003	December 31, 2002
Current Assets:
Cash and cash equivalents	$0.1	$0.3
Accounts receivable	8.4	14.0
Inventories	14.3	11.5
Prepaid expenses and other current assets	3.8	8.2
Total current assets	$26.6	$34.0

Non-Current Assets:
Plant and equipment, net	$16.1	$14.2
Other assets	1.2	5.9
Total non-current assets	$17.3	$20.1

Current Liabilities:
Accounts payable and accrued expenses, net	$1.8	$14.5
Total current liabilities	$1.8	$14.5

Non-Current Liabilities:
Other non-current liabilities	$11.5	$12.1
Total non-current liabilities	$11.5	$12.1

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

The segment information for the year ended December 31, 2002 reported in the Company’s 2002 Annual Report of Form 10-K filed with the Securities and Exchange Commission were presented in the previously existing business segments.  The following table provides a comparison of the business segments as reported in the Form 10-K as of December 31, 2002 and the realigned segment presentation beginning in the first quarter of 2003.

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002
Net Sales by Segment to External Customers:
Polymer Additives	$187.3	$191.8	$373.2	$356.6
Specialty Products	204.6	191.6	326.3	303.4
Performance Chemicals	24.8	28.3	51.2	56.4
Total sales of reportable segments	416.7	411.7	750.7	716.4
Corporate and Other	—	(3.2)	—	(2.9)
	$416.7	$408.5	$750.7	$713.5
Segment Operating Income:
Polymer Additives	$0.1	$11.2	$2.9	$15.3
Specialty Products	35.4	38.3	50.8	53.3
Performance Chemicals	6.6	7.1	9.9	13.4
Total operating income of reportable segments	42.1	56.6	63.6	82.0
Corporate and Other	(10.3)	(12.5)	(20.5)	(21.1)
Operating Income	31.8	44.1	43.1	60.9
Interest income (expense) - net	(6.8)	(7.1)	(13.4)	(15.6)
Other income (expense) - net	(0.5)	(5.0)	(3.9)	(5.6)
Income from continuing operations before income taxes and cumulative effect of accounting change	$24.5	$32.0	$25.8	$39.7

	June 30, 2003	December 31, 2002
Segment Assets:

Polymer Additives	$867.2	$890.7
Specialty Products	540.0	376.5
Performance Chemicals	69.7	75.4
Corporate and Other	250.4	321.0
	$1,727.3	$1,663.6

The change in segment assets for Specialty Products and Corporate and Other at June 30, 2003 is the result of the cash requirement for the seasonal changes in working capital associated with the recreational pool business and the acquisition of Lime-O-Sol Company (see Note 11 to the Consolidated Financial Statements.)

NOTE 8:  Stock-Based Compensation

SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  As provided for under SFAS 123, no compensation expense has been recognized for the Company’s stock option plans.  The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees.”  Compensation expense is recorded for restricted stock awards over the requisite vesting periods based on the market value on the date of grant.  The compensation expense incurred in the second quarter and first six months of 2003 and 2002 related to restricted stock awards totaled $0.2 million and $0.4 million, respectively in each year.

The following is a reconciliation of net income and earnings per share to pro forma net income and related earnings per share as if the Company used the fair value method of accounting for stock-based compensation.  Fair value is calculated using the Black-Scholes option pricing model, a pricing model acceptable under SFAS 123.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net Income	$18.9	$105.9	$18.1	$104.4
Stock-based employee compensation expense included in reported income, net of tax	0.2	0.2	0.3	0.3
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(1.1)	(1.3)	(2.3)	(2.6)
Pro forma net income	$18.0	$104.8	$16.1	$102.1

Earnings per share
As reported:
Basic and Diluted	$0.38	$2.11	$0.36	$2.08
Pro forma:
Basic and Diluted	$0.36	$2.08	$0.32	$2.03

NOTE 9:  Defined Benefit Pension Plans

As disclosed in the Company’s Annual Report on Form 10-K, the Company sponsors various noncontributory and contributory defined benefit pension plans.  The Company has no funding requirements for 2003 as actuarially determined for the U.S. plans.  During the second quarter of 2003, however, the Company made a voluntary contribution of 300,000 shares of Company treasury stock, or $6.3 million, to the U.S. qualified plan.

NOTE 10:  Asset Retirement Obligations

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

Upon adoption, the Company recorded transition amounts for liabilities related to these wells, and the associated capitalizable costs net of accumulated depreciation.  A liability of $5.7 million was recorded to long-term liabilities and a net asset of $0.6 million was recorded to plant and equipment on January 1, 2003.  This resulted in a cumulative effect of an accounting change of ($3.3) million (net of income taxes of $1.8 million).  Accretion and depreciation expense subsequent to the adoption of the statement decreased net income $0.1 million in the second quarter of 2003 and $0.2 for the first six months of 2003.

The pro forma effects of the application of SFAS 143 as if the statement had been adopted on January 1, 2002 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income as reported	$18.9	$105.9	$18.1	$104.4
Additional accretion and depreciation expense	—	(0.1)	—	(0.2)
Cumulative effect of accounting change	—	—	3.3	—
Pro forma net income	$18.9	$105.8	$21.4	$104.2
Pro forma net income per share	$0.38	$2.10	$0.43	$2.07

The following table describes the changes in the Company’s asset retirement obligations for the second quarter of 2003.

Asset retirement obligation at December 31, 2002	$—
Liability recognized in transition	5.7
Accretion expense	0.2
Asset retirement obligation at June 30, 2003	$5.9

The pro forma asset retirement obligation liability balances as if SFAS 143 had been adopted January 1, 2002 are as follows:

	2003	2002
Pro forma amounts of liability for asset retirement obligation at beginning of year	$5.7	$5.3

Pro forma amounts of liability for asset retirement obligation at June 30	$5.9	$5.5

NOTE 11:  Acquisitions

As part of the Company’s growth strategy in the consumer products market, BioLab Inc., a part of the Company’s Specialty Products business unit, acquired all the outstanding shares of Lime-O-Sol Company on February 28, 2003 for approximately $65 million in cash.  The acquisition included the Lime-O-Sol brand of specialty household cleaning products marketed under the trade name The Works®.  The transaction combines BioLab’s and Lime-O-Sol’s strength in brand and channel management, consumer marketing and product innovation to expand Specialty Products’ ability to offer its new and existing products beyond its current markets.  Goodwill and intangibles assets of $43 million and $14 million, respectively, were recorded as a result of this acquisition.  Lime-O-Sol is included in the Company’s consolidated financial statements as of the date of acquisition.

BioLab Inc. acquired A&M Cleaning Products, Inc. (A&M), on July 10, 2003 for $41 million in cash.  The acquisition included A&M’s line of multipurpose cleaners sold under the trade names Greased LightningTM and Orange BlastTM.  The acquisition of A&M is another step in the Company’s growth strategy in the consumer products sector.  The results of A&M will be included in the Company’s consolidated financial statements from the date of acquisition.

NOTE 12:  Commitments and Contingencies

The Company is subject to various lawsuits and claims with respect to matters such as governmental regulations (including environmental matters), income taxes and other actions arising out of the normal course of business.

The Company cooperated with the United States Department of Justice (DOJ) and the European Commission in their respective investigations of the bromine and brominated products industry.  Both investigations were initiated after the Company self-reported to those agencies certain business practices that raised questions under antitrust laws.  As a result of the Company’s cooperation, the Company and its current directors and employees were accepted into the DOJ’s amnesty program.  In addition, the Company sought favorable treatment under a program in the European Union that also rewards self-reporting and cooperation.  On May 26, 2003, the Company received a letter from the EC Competition Directorate General officially notifying the Company of the Commission’s decision not to pursue any proceedings.

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

Pursuant to the settlement agreement, the Company remitted the cash portion to an escrow account on November 8, 2002, subject to final approval of the settlement agreement by the federal court.  After notice to class members, the federal court gave final approval to the settlement in January 2003.  In addition, the plaintiffs submitted a plan of distribution for court approval.  The plan included a form of voucher agreed to by the Company. As of the end of the second quarter 2003, no vouchers have been issued.

The California cases pending in the Superior Court for San Francisco County claim alleged violations of California competition laws and were stayed pending resolution of the federal cases.  The cases are not impacted by the federal settlement.  The Company has denied that the cases were legitimately filed as class actions, denies all liability and intends to defend the cases vigorously.

OSCA, the interest in which the Company divested to BJ Services Company as of May 31, 2002, is a party to certain pending litigation regarding a blowout of a well in the Gulf of Mexico operated by Newfield Exploration Company.  In the lawsuit, the plaintiffs claimed that OSCA and the other defendants breached their contracts to perform work-over operations on the well and were negligent in performing those operations.  On April 4, 2002, a jury reached a verdict on those claims, finding OSCA and the other defendants responsible for those claims and determining OSCA’s share of the damages.  In connection with the lawsuit, the Company asserted claims against its insurers and insurance brokers in support of insurance coverage for this incident.  A related trial on these insurance coverage claims was conducted by the submission of legal briefs.  Thereafter, the court issued its final judgments on the underlying liability claims and the insurance coverage claims, entering judgment against OSCA for a net amount of approximately $13.3 million plus interest, and finding that such amount was only partially covered by insurance.  Pursuant to an indemnification agreement between the Company and BJ Services entered into at the time of the sale of OSCA (see Note 6 to the Consolidated Financial Statements), Great Lakes has agreed to pay BJ Services, a certain percentage of any uninsured cash damages in excess of an amount paid by OSCA upon settlement or final determination of this pending litigation.  As of June 30, 2003, the Company has a $9.3 million reserve in discontinued operations for this indemnification liability.  Great Lakes and BJ have appealed some or all of the liability and insurance coverage decisions.

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

During the second quarter of 2003, the Company favorably resolved a dispute arising out of a breach of a supply contract in the amount of $3.1 million, related to its Fluorine business.

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

The Company provides reserves for environmental liabilities that management considers probable for which a reasonable estimate of the liability can be made.  Accordingly, the Company’s reserves for environmental liabilities related to continuing operations, including reserves associated with restructuring charges, were $41.9 million and $45.2 million at June 30, 2003 and December 31, 2002, respectively.  The Company does not believe that the unreserved costs, if any, associated with environmental liabilities will have a material adverse effect on its consolidated results of operations, financial position, or liquidity.

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

The following table sets forth the percentage relationship to net sales of certain income statement items for the Company’s continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	22.3	25.9	21.5	24.3
Selling, general and administrative expenses	14.7	14.2	15.8	15.2
Asset impairments	—	0.9	—	0.5
Operating income	7.6	10.8	5.7	8.6
Interest income (expense) - net	(1.6)	(1.7)	(1.8)	(2.2)
Other income (expense) - net	(0.1)	(1.3)	(0.5)	(0.8)
Income from continuing operations before income taxes and cumulative effect of accounting change	5.9	7.8	3.4	5.6
Income taxes	1.8	2.4	1.0	1.8
Income from continuing operations before cumulative effect of accounting change	4.1%	5.4%	2.4%	3.8%

Along with reported results, the Company uses adjusted operating income, income from continuing operations before cumulative effect of accounting change and diluted earnings per share to evaluate the performance of the Company’s various businesses, including the allocation of available resources.  Management believes that reporting these income measures that exclude restructuring charges and certain other significant items provides useful insight to investors by more clearly presenting the Company’s core operations.  This may help investors in evaluating the Company’s performance period over period and identify important operating trends that would otherwise be masked by the excluded items.

The following table reconciles reported operating income and income from continuing operations before cumulative effect of accounting change to adjusted operating income and adjusted income from continuing operations before cumulative effect of accounting change.  This reconciliation should be considered when reading the Results of Operations section below.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Operating income	$31.8	$44.1	$43.1	$60.9

Severance and lease costs (Specialty Products)	$0.8	$—	$0.8	$—
Severance costs (Corporate)	0.3	—	0.3	—
Headquarter relocation costs (Specialty Products and Corporate)	0.5	—	0.5	—
Litigation settlement (Performance Chemicals)	(3.1)	—	(3.1)	—
Adjustments to reserves for restructuring charges taken in prior years	—	1.7	—	1.7
	(1.5)	1.7	(1.5)	1.7

Adjusted operating income	$30.3	$45.8	$41.6	$62.6

Income from continuing operations before cumulative effect of accounting change	$16.9	$22.1	$17.8	$27.2

Adjustments to operating income	$(1.5)	$1.7	$(1.5)	$1.7
Arbitration settlement	(1.1)	—	(1.1)	—
Income taxes	0.8	(0.5)	0.8	(0.3)
	(1.8)	1.2	(1.8)	1.4
Adjusted income from continuing operations before cumulative effect of accounting change	$15.1	$23.3	$16.0	$28.6

The restructuring charges and other significant items noted above as reconciling items can be found in the Consolidated Statements of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(Income) Expenses Included in:	2003	2002	2003	2002

Cost of products sold	$—	$(1.5)	$—	$(1.5)
Selling, general and administrative expenses	(1.5)	(0.4)	(1.5)	(0.4)
Asset impairments	—	3.6	—	3.6
Other income (expense) - net	(1.1)	—	(1.1)	—
Income taxes	0.8	(0.5)	0.8	(0.3)
	$(1.8)	$1.2	$(1.8)	$1.4

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Net sales increased to $416.7 million or 2% from $408.5 million in the prior year.  For the Company as a whole, the favorable effects of foreign currency increased sales by 5%, while sales volumes decreased 4% year over year.  Acquisitions added 1% to revenue growth, while the effects of pricing in the quarter were negligible.

Gross profit of $92.9 million for the second quarter of 2003 decreased $13.0 million or 12% compared to $105.9 million in the second quarter of 2002.  Gross profit margins, as a percentage of net sales, were 22.3% and 25.9%, for the second quarters of 2003 and 2002, respectively.  Excluding restructuring charge reversals in 2002 of $1.5 million, gross margin in 2002, as a percentage of net sales, was 25.6%.  The 3.3 percentage point decline in gross profit margin resulted from a rise in the cost of certain key raw materials, such as phenol, acetone and chlorine, higher energy costs and higher unabsorbed manufacturing costs.

Selling, general and administrative expenses for the second quarter of 2003 increased $2.9 million to $61.1 million compared to the same period in 2002. Excluding the effects of certain significant items included in the reconciliation above, selling, general and administrative expenses increased $4.0 million.  This $4.0 million increase was due to the negative effects of foreign currency, higher pension and benefit costs and the inclusion of Lime-O-Sol Company, which was acquired February 28, 2003.

Operating income of $31.8 million for the second quarter of 2003, decreased by $12.3 million from $44.1 million in the prior year.  Adjusted operating income, which excludes restructuring charges and certain other significant items reconciled above, decreased $15.5 million from $45.8 million in 2002 to $30.3 million in 2003.  Productivity gains across the business segments and higher levels of new product sales were more than offset by overall sales volume decreases, higher raw material and energy costs, and selling, general and administrative expenses.  In addition, foreign currency negatively impacted operating income by $0.7 million in the second quarter of 2003 compared to 2002.

Interest income (expense) – net decreased $0.3 million year over year reflecting reduced net debt levels in the current year and the continued positive impact of an interest rate swap entered into during the first quarter of 2002.

Other income (expense) – net, for the three month period ended June 30, 2003 of $0.5 million expense compares to an expense of $5.0 million for the three months ended June 30, 2002.  The $4.5 million decrease in expense resulted from certain significant items in 2003, which included a $1.1 million favorable arbitration settlement and a net reduction to environmental reserves associated with three non-operating sites of $1.1 million. Other income (expense) – net in 2002 included a $2.5 million write-off of certain non-productive assets.  Other income (expense) – net included amortization expense of $1.4 million and $0.8 million for second quarters 2003 and 2002, respectively.

Income taxes were 31.0% of income (loss) before taxes for the second quarter of 2003 and 2002.

Income from continuing operations before cumulative effect of accounting change was $16.9 million or $0.33 per share in 2003, as compared to $22.1 million or $0.44 per share in 2002.  Adjusted income from continuing operations before cumulative effect of accounting change, as reconciled above, was $15.1 million or $0.30 per share in 2003, as compared to $23.3 million or $0.46 per share in 2002.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Net sales increased to $750.7 million or 5% from $713.5 million in the prior year.  For the Company as a whole, the favorable effects of foreign currency increased sales by 5%, while sales volumes, the effect of acquisitions, net of divestitures, and pricing impacted sales by less than 1%.

Gross profit of $161.4 million for the first six months of 2003 decreased 6.8% compared to $173.1 million in the first six months of 2002.  Gross profit margins, as a percentage of net sales, were 21.5% and 24.3%, for the first six months of 2003 and 2002, respectively. Excluding restructuring charge reversals of $1.5 million in 2002, gross margin for the six month period ended June 30, 2002 was 24.1%.  The 2.6 percentage point decline in gross profit margin resulted from a rise in the cost of certain key raw materials, such as phenol, acetone and chlorine, higher energy costs and lower pricing in the Polymer Additives and Performance Chemicals business units, which more than offset productivity gains.

Selling, general and administrative expenses increased $9.7 million to $118.3 million for the six months ended June 30, 2003 as compared to $108.6 million as of June 30 2002.  Excluding restructuring charges and other significant items reconciled above, selling, general and administrative expenses increased $10.8 million. The $10.8 million increase was due to the negative effects on foreign currency, higher pension and insurance costs, and the inclusion of Lime-O-Sol Company, which was acquired February 28, 2003.

Operating income of $43.1 million year-to-date for 2003 decreased by $17.8 million from $60.9 million in the prior year.  Adjusted operating income, as reconciled above, of $41.6 million decreased $21.0 million from $62.6 million in the prior year.  While the Company experienced productivity gains year over year, the gains were more than offset by the decreased sales volumes, the increase in raw material and energy costs and increased selling, general and administrative expenses.  In total, foreign currency fluctuations lowered operating income levels by $2.5 million in the current year.

Interest income (expense) – net decreased $2.2 million year over year reflecting reduced net debt levels in the current year and the continued positive impact of an interest rate swap entered into during the first quarter of 2002.

Other income (expense) – net decreased $1.7 million to an expense of $3.9 million in 2003. Included in other income (expense) – net in 2003 are a $1.1 million favorable arbitration settlement and a $1.1 million net reduction to environmental reserves for three non-operating sites.  Other income (expense) – net in 2002 included a $2.5 million write-off of certain non-productive assets.  Amortization expense of  $2.4 million and  $1.6 million were recorded for the six month periods ended June 30, 2003 and 2002, respectively.

Income taxes were 31.0% and 31.4% of income (loss) before taxes for 2003 and 2002, respectively.

Income from continuing operations before cumulative effect of accounting change was $17.8 million or $0.35 per share in 2003, as compared to $27.2 million or $0.54 per share in 2002.  Adjusted income from continuing operations before cumulative effect of accounting change, as reconciled above, was $16.0 million or $0.32 per share in 2003, as compared to $28.6 million or $0.57 per share in 2002.

In the first quarter of 2003, the Company recorded a charge for the cumulative effect of an accounting change of $3.3 million (net of income taxes of $1.8 million), as a result of the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”  Accretion and depreciation expense subsequent to the adoption of the statement decreased net income $0.2 million in the first six months of 2003.

Company Outlook

The Company’s operating units are greatly impacted by price changes for energy and raw materials.  Energy costs, primarily natural gas prices, created additional costs to the Company of $2.5 million for the first six months of 2003.  Due to magnitude of energy usage across the manufacturing processes of Great Lakes, a $1 change in the price of natural gas MMBTU’s has a $0.03 impact on the Company’s earnings per share.  Increases in raw material costs reduced earnings by $15 million in the first six months of 2003 and are expected to remain higher than 2002 levels through the second half of 2003.

Through the first six months of 2003, the Company has experienced decreased sales volumes in the Polymer Additives and Performance Chemicals segments as a result of softened demand in key end markets such as the automotive and electronics markets.  Improvement in volume levels in the second half of 2003 for these segments will be dependent on the state of the global economy and in particular, stronger demand in the key end markets.

Great Lakes, as a multinational company, is also exposed to fluctuations in foreign exchange rates, primarily the euro and the British pound in relation to the U.S. dollar.  Approximately 40% of the Company’s external sales are invoiced from foreign locations and approximately 30% of the Company’s long-lived assets reside in foreign locations.  In the six month period ended June 30, 2003, foreign exchange rate fluctuations increased sales by 5% but had a negative impact on operating income of 4%.  While the Company currently hedges certain portions of its foreign currency exposure, significant changes in foreign currency exchange rates in the second half of 2003 would impact both sales and operating income levels.

In response to the challenging operating environment faced by the Company, management is addressing the effects of this environment on the Company’s cost structure and key business processes.  Management has targeted those parts of the Company facing the greatest economic challenges as well as where the opportunity exists to reduce the overall cost structure and increase operating efficiencies.  As a result this review, the Company expects to record a series of restructuring charges, the majority of which will occur over the next several quarters.  These actions are expected to produce operating cost savings beginning in the fourth quarter of 2003.

Segment Information

The Company changed its reportable business segments in accordance with SFAS 131 in the first quarter of 2003 in order to align the external presentation of results with the Company’s current management and operating structure.  The Company continues to operate in three business segments – Polymer Additives, Specialty Products (formerly named Water Treatment) and Performance Chemicals.  In addition, the Agricultural Products and Bromine Intermediates businesses, collectively referred to as the Brominated Performance Products business, is now included in the Polymer Additives segment.  This business was formerly reported as a part of the Performance Chemicals business segment.  The reporting of Brominated Performance Products in Polymer Additives is consistent with the way Polymer Additives is now managed and resources are allocated.

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

Polymer Additives

The Polymer Additives business unit is one of the leading providers of flame retardants, polymer stabilizers, optical monomers, agricultural products and bromine intermediates.  Polymer Additives provides its customers an array of integrated polymer additive solutions that meet specific well-defined customer needs in a variety of products including consumer electronics, computers and business equipment, automotive, furniture, fibers, wire and cable, household appliances, communications equipment, building and construction materials, packaging, textiles, polymers, cosmetics, optical monomers, and agricultural products.  Results for the three month and six month periods ended June 30, 2003 and 2002 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net Sales	$187.3	$191.8	$373.2	$356.6
Operating Income	0.1	11.2	2.9	15.3

Adjusted Operating Income	0.1	13.2	2.9	17.3

Net sales for the second quarter for Polymer Additives decreased $4.5 million or 2% from the prior year quarter.  Year-to-date sales increased $16.6 million or 5%.  In the second quarter, sales increases in the Polymer Stabilizers business were more than offset by sales decreases in the Flame Retardants and Brominated Performance Products businesses.  Year-to-date, the sales increases in Polymer Stabilizers more than offset sales declines in the Flame Retardants and Brominated Performance Products businesses.  Overall, selling prices in Polymer Additives increased 1% when compared to the second quarter and first six months of 2002.  Sales in the Flame Retardants business of Polymer Additives benefited from price increases on several products.  The Polymer Stabilizers business, however, continued to experience pricing pressures.  Sales volumes and product mix in Polymer Additives contributed 8% of decrease in sales from the prior year quarter and 2% of the decrease from the prior year six months.  Despite the overall volume decreases, the Polymer Additives business unit continues to place an emphasis on offering customers new innovative solutions.  The level of new product sales, defined as products introduced in the last five years, increased to $40 million in the first six months of 2003 from $30 million in the first six months of 2002.  Sales in Polymer Additives benefited 6% for the quarter and year-to-date from the effects of foreign exchange rates.

Operating income in the quarter decreased $11.1 million from the prior year.  Operating income year-to-date decreased $12.4 million.  Adjusted operating income in the quarter and year-to-date, which excludes the effects of adjustments to reserves for previously recorded charges, decreased $13.1 and $14.4, respectively.  The positive effects of productivity gains and increased prices year over year were more than offset by decreased sales volumes, increased raw material and energy costs and higher pension and insurance costs.  The operating income of Polymer Additives was also affected by a decline in sales of Methyl Bromide, an agricultural product, when compared to last year.  This decline reflects variations in customer order patterns and the phase-down of sales of Methyl Bromide in accordance with the Montreal Protocol.  Mandated production cuts began in 1999 and are expected to continue through 2005 unless legislation or other third-party actions modify the current phase-down requirements.

Outlook

The first half of 2003 saw sluggish end market demand for the Polymer Additives business.  Volume improvement for the segment in the second half of 2003 will be highly dependent on the strength of the economy.  While market prices for essential raw materials like phenol, acetone and chlorine are expected to soften in the second half of the year, overall raw material and energy costs are expected to remain above last year’s levels.

The business continues to focus on driving continuous productivity gains, growth of new product applications and increased prices to help offset the effects of the higher raw material and energy costs.

Specialty Products (formerly Water Treatment)

The Specialty Products business unit, through its BioLab subsidiary, is the world’s leading provider of recreational water care products to the consumer.  BioLab Water Additives, through its proprietary position in polymaleate chemistry, and as the world’s foremost provider of bromine-based biocides, is a leading supplier of antiscalants, corrosion inhibitors, dispersants, antifoams, hydantoin derivatives, formulated oxidizers and desalination solutions.  Through its February 28, 2003 acquisition of Lime-O-Sol, the Specialty Products business entered the specialty household cleaning products business with the acquisition of The Works® brand of non-abrasive bathroom cleaners, glass and surface cleaners, toilet bowl cleaners, drain openers and rust and calcium removers.  Results for the three month and six month periods ended June 30, 2003 and 2002 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net Sales	$204.6	$191.6	$326.3	$303.4
Operating Income	35.4	38.3	50.8	53.3

Adjusted Operating Income	36.5	38.3	51.9	53.3

Net sales for Specialty Products for the second quarter and year-to-date increased $13.0 million or 7% and $22.9 million or 7%, respectively.  The acquisition of Lime-O-Sol and the positive effects of foreign exchange, which each added 4% in the quarter and year-to-date, more than offset slightly lower sales volumes and a less favorable product mix and drove the increase in sales.  Selling prices were down less than 1% from the prior year second quarter and down 1% year-to-date.  Lower sales volumes in the quarter and year-to date occurred as recreational pool products experienced the effects of extended winter weather and a cooler than normal start to the pool season in certain regions of the United States.  Sales increased $8.5 million and $11.4 million in the second quarter and year-to-date 2003, respectively, as a result of the acquisition of Lime-O-Sol (see Note 11 to the Consolidated Financial Statements).

Operating income for Specialty Products decreased 8% compared to the second quarter of 2002 and 5% year-to-date.  Adjusted operating income, which excludes the effects of severance and lease costs at a foreign manufacturing site and headquarter relocation costs in the current year, decreased 5% for the quarter and 3% year-to-date. The positive effects of foreign exchange and the Lime-O-Sol acquisition on sales noted above were more than offset by the effects of lower volumes, a less favorable product mix, higher raw material costs and higher selling, general and administrative expenses.

Outlook

Demand for recreational water care products is influenced by a variety of factors including seasonal weather patterns.  Sales volumes for the first half of the year were constrained due to an unseasonably cool and wet spring in the Northeast and mid-Central regions of the United States.  Market share gains and higher sales of new products in the first six months helped mitigate the effects of the cooler weather.

For the second half of the year, the Company expects sales in the Specialty Products business to be higher than the corresponding period in the prior year based on market share gains, strong brand recognition, continued growth in new product sales and its expanded presence in the consumer products market as described below.

In the first quarter of 2003, the Specialty Products segment entered into the consumer products market through the acquisition of Lime-O-Sol and The Works® brand specialty household cleaning products.  On July 10, 2003, the Company increased its presence in the consumer products market with the acquisition of A&M Cleaning Products and its Greased LightningTM and Orange BlastTM multipurpose cleaners.  These transactions will leverage Specialty Products’ strengths in brand and channel management, consumer marketing and product innovation to expand the Company’s product platform.

Performance Chemicals

The Performance Chemicals business unit is a global supplier of fluorine-based fire suppression agent FM-200®, fluorine-based intermediates and all phases of nonclinical toxicological testing to broad and diverse markets that include information technology; telecommunications; transportation; medical; automotive; electronics; photographic paper and films; pharmaceuticals and the chemical and biotechnology industries.  Performance Chemicals excludes the Fine Chemicals business as this business has been reported as discontinued operations for all periods presented (see Note 6 to the Consolidated Financial Statements). Results for the three month and six month periods ended June 30, 2003 and 2002 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net Sales	$24.8	$28.3	$51.2	$56.4
Operating Income	6.6	7.1	9.9	13.4

Adjusted Operating Income	3.5	7.1	6.8	13.4

Net sales for Performance Chemicals decreased $3.5 million or 12% and $5.2 million or 9% compared to second quarter and year-to-date 2002 sales.  Pricing and volume/mix declines combined for 14% and 11% of the decrease in the quarter and year-to-date.  Foreign exchange benefited sales 2% in the quarter and year-to-date.  While sales at WIL Laboratories increased from prior year due to increased volumes and a more favorable service mix, the Company’s fluorine-based businesses continue to face weaknesses in pricing and volume based on the current state of the information technology and telecommunication markets.

Operating income decreased $0.5 million from the same quarter in the prior year and $3.5 million year-to-date.  Adjusted operating income, which excludes a $3.1 million favorable litigation settlement related to the Fluorine business in the second quarter of 2003, decreased $3.6 million from the prior year quarter and $6.6 million year-to-date.  Pricing and volume challenges in the fluorine-based businesses, as well as higher spending to fund growth programs surrounding the fire suppression business, have negatively impacted operating income levels in this business segment.

Outlook

Through the first six months of 2003, the fluorine-based businesses of the Performance Chemicals segment continued to see the effects of lower information technology infrastructure and telecommunications spending.  With no immediate change in these spending levels in sight for the current year, full year sales volumes in the fluorine-based businesses are anticipated to be flat against the prior year with prices below prior year levels.

Discontinued Operations

In 2002, management, with approval of the Board of Directors, committed to a plan to divest the Company’s Fine Chemicals business, previously part of the Performance Chemicals business unit. As a result of these actions and continued efforts to sell the business, the Company reports Fine Chemicals as discontinued operations.  Management’s plans are to continue its efforts until a sale of the business has been consummated.

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

The operating results from discontinued operations presented in the accompanying consolidated statements of operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net Sales
Fine Chemicals	$9.5	$13.1	$21.9	$23.5
OSCA	—	22.5	—	58.1

Operating Income
Fine Chemicals	(1.6)	(33.4)	$0.7	$(35.7)
OSCA	—	(2.6)	—	(16.3)

The Fine Chemicals business recorded restructuring charges in 2002 in conjunction with the intended sale of the Fine Chemicals business.  Fine Chemicals recorded charges in 2001 as a part of a detailed repositioning plan approved by the Company’s Board of Directors in 2001.  As of the end of the second quarter 2003, $0.2 million of the $26.7 million of restructuring charges recorded in 2002 and $8.7 million of the $118.3 million of restructuring charges recorded in 2001 remain to be spent.  The major components of the remaining reserves relate to severance and plant closure and environmental costs.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents of $143.0 million, decreased $116.1 million for the six-month period ended June 30, 2003 reflecting primarily cash used for acquisitions and lower net income levels in 2003 compared to first six months of 2002.

Cash used for operating activities – continuing operations for the six months ended June 30, 2003 was $20.7 million compared to $1.8 million in the prior year.  The current year decrease reflects the use of cash as a result of lower net income levels in the current year as compared to prior year.

Cash used for investing activities – continuing operations for the six months ended June 30, 2003 was $91.6 million, which is an increase of $70.4 million compared to the prior year period.  The majority of the $91.6 million used was attributed to the $65 million acquisition of Lime-O-Sol in February of 2003, and $29.9 million used for purchases of plant and equipment.  The Company has continued its emphasis on controlling capital expenditures, which were $2.7 million lower than in the prior year. Capital expenditures for the full year are estimated to be in the $75 million to $85 million range.

Financing activities – continuing operations used $7.1 million of cash in the current six-month period compared to $85.0 million in the previous year period.  Net borrowings were $1.7 million in the first six months of 2003 compared to net repayments of borrowings of $75.7 million for the six months in the prior year.  Dividends paid in the first half of 2003 reflect a $0.09 per share dividend versus the $0.08 per share dividend paid in previous year.

In addition, as described in Note 6, the Company received net cash proceeds from the sale of OSCA of approximately $200 million in the second quarter of 2002. These proceeds were used to reduce the Company’s debt position, as reflected in the net repayments on borrowings noted above, and to increase cash and cash equivalents.

The Company anticipates that cash provided by operating activities in the future will be sufficient to fund its operating expenses, debt service obligations, dividend payments to common shareholders and capital expenditures.

Long-term debt, less current portion, of $432.0 million at June 30, 2003 was consistent with year-end levels.  Net debt, defined as total long-term debt less cash and equivalents, as a percentage of capitalization at June 30, 2003 was 27.5%.  This increase from 19.6% at year-end reflects changes in working capital requirements and acquisition activities.

At June 30, 2003, the Company had guaranteed $21.6 million of debt of an unconsolidated affiliate.  The unconsolidated affiliate was in violation of several covenants related to its debt that the Company guarantees.  The affiliate is currently negotiating with the respective lenders to amend its loan agreements.  The banks have not called the loan, and the Company believes that a waiver or amendment will be received and as a result, has not recorded a liability as of June 30, 2003.

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations.  There have been no material changes to contractual cash obligations and other commercial commitments as reflected in the Management’s Discussion & Analysis of Financial Condition and Results of Operations on the Company’s 2002 Annual Report on Form 10-K.

As disclosed in the Company’s Annual Report of Form 10-K, the Company sponsors various non-contributory and contributory defined benefit pension plans.  The Company has no funding requirements for 2003 as actuarially determined for the U.S. plans. During the second quarter of 2003, however, the Company made a voluntary contribution of 300,000 shares of Company treasury stock or $6.3 million, to the U.S. qualified plan.  In the third quarter of 2003, the Company expects to make an additional voluntary cash contribution to the U.S. qualified plan of approximately $10 million.

OTHER MATTERS

ACQUISITIONS

Refer to Note 11 of the Notes to the Consolidated Financial Statements for a discussion of acquisitions.

RESTRUCTURING CHARGES

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

The restructuring charges related to this repositioning plan and included in continuing operations totaled $153.6 million, $118.9 million after income taxes, or $2.36 per share, for the year ended December 31, 2001.  The restructuring charges consisted of $106.1 million of asset impairments, including $61.3 million for fixed asset impairments and $44.8 million of impaired goodwill, $25.6 million of severance costs, $15.3 million for plant closure and environmental costs and $6.6 million of other costs.

Net restructuring charges for the year ended December 31, 2001, totaled $148.6 million, $115.2 million after income taxes, or $2.29 per share.  This reflects the $153.6 million of charges recorded in 2001 offset by a reversal of $3.5 million related to changes in estimates in the 2001 restructuring charges and certain reversals of the restructuring charges taken in 2000 totaling $1.5 million.  The net effect of the restructuring charge reversals after income taxes was $3.7 million or $0.07 per share.

A progression of the reserve balance for the second quarter of 2003 by business unit is as follows:

Description	Reserve Balance at December 31, 2002	2003 Activity	Reserve Balance at June 30, 2003

Severance Costs:
Polymer Additives	$4.3	$(1.6)	$2.7
Performance Chemicals	0.1	(0.1)	—
Corporate	0.3	(0.3)	—
	4.7	(2.0)	2.7

Plant Closure and Environmental:
Polymer Additives	10.3	(1.3)	9.0
	10.3	(1.3)	9.0

Other (Corporate)	0.7	(0.6)	0.1
	$15.7	$(3.9)	$11.8

2000

During the second quarter of 2000 the Company announced cost reduction initiatives to further streamline operations, strengthen the Company’s competitive position and continue to provide a strong platform for future growth.  The major components of this repositioning plan in continuing operations included consolidation of the Company’s three antimony manufacturing operations, elimination of approximately 309 manufacturing and research and development positions, primarily in the Polymer Additives business unit and impairment or disposal of certain under-performing and nonstrategic assets.  The asset impairments related to four Polymer Additives manufacturing locations, including sites in Europe and the United States, and two Performance Chemicals locations, including sites in the United States and the United Kingdom.  The restructuring charges related to the 2000 repositioning plan and included in continuing operations totaled $56.4 million and consisted of $38.0 million for asset impairments, $12.2 million for severance costs and $6.2 million for plant closure and environmental costs.

A progression of the reserve balance to June 30, 2003 by business unit is as follows:

Description	Reserve Balance at December 31, 2002	2003 Activity	Reserve Balance at June 30, 2003

Severance Costs - Polymer Additives	$0.1	$(0.1)	$—
Plant Closure and Environmental - Polymer Additives	4.0	—	4.0
	$4.1	$(0.1)	$4.0

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

The 2003 Annual Meeting of Shareholders of the Company was held on May 1, 2003.  The following are the voting results for each matter voted upon at the meeting:

1.                                       ELECTION OF DIRECTORS: The three nominees listed below were elected to serve as directors for three-year terms until the 2006 Annual Meeting:

Nominee	Votes For	Votes Withheld
Nigel D. T. Andrews	31,854,381	13,725,808

Martin M. Hale	31,221,945	14,358,244

Jay D. Proops	31,298,065	14,282,124

The term of office of the following directors continued after the meeting: Mark P. Bulriss, James W. Crownover, Thomas M. Fulton, Louis E. Lataif, John C. Lechleiter and Mack G. Nichols.

2.                                       AMENDMENT OF THE COMPANY’S CERTIFICATE OF INCORPORATION: An amendment to the Company’s Certificate of Incorporation to eliminate the classified board was approved by the Board of Directors and the Board recommended approval by the shareholders.  The amendment passed as follows:

Votes For	Votes Against	Abstain
44,556,975	742,321	280,893

3.                                       SHAREHOLDER PROPOSAL RECOMMENDING INDEXED OPTIONS: A shareholder proposal urging the Board of Directors to adopt a compensation policy requiring that stock option grants to senior executives be indexed options was rejected as follows:

Votes For	Votes Against	Abstain	Broker Non-Votes
10,260,452	28,395,239	615,052	6,309,446

ITEM 6.  Exhibits and Reports on Form 8-K

(a)                            Exhibits filed as part of the report are listed below:

(3)(i)	Restated Certificate of Incorporation (incorporated by reference to Exhibit (3)(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

(3)(ii)	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State effective June 19, 2003.

(3)(iii)

Restated Certificate of Incorporation filed with the Delaware Secretary of State effective October 25, 1993, and including the Amendment filed with the Delaware Secretary of State effective June 19, 2003.

(31)(i)	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)(ii)	Certification of Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K

During the second quarter of 2003 and through August 7, 2003, the Company furnished the following reports on Form 8-K to the Securities and Exchange Commission, providing information under Item 12 of Form 8-K:

(1)  Form 8-K filed July 24, 2003, reporting the second quarter 2003 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 7, 2003	By:	/s/ William L. Sherwood
William L. Sherwood
Vice President and Corporate Controller