Form 10-Q
period 2003-09-30
GREAT LAKES CHEMICAL CORP
filed 2003-11-10
CIK 43362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003

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

Yes    ☒

No ☐

As of October 31, 2003, the Registrant had only one class of common stock, $1.00 par value, of which 50,597,216 shares were outstanding.

GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
INDEX TO SEPTEMBER 30, 2003 FORM 10-Q

PART I. – Financial Information

ITEM 1.    Financial Statements

GREAT LAKES CHEMICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(millions)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$173.7	$259.1
Accounts and notes receivable, less allowances of $3.9 and $4.7, respectively	266.7	262.2
Inventories
Finished products	172.0	186.4
Raw materials	37.2	33.5
Supplies	33.1	32.3
Total inventories	242.3	252.2
Prepaid expenses	30.5	33.2
Deferred income taxes	7.8	6.4
Current assets held for sale from discontinued operations	24.7	34.0
Total Current Assets	745.7	847.1

Plant and equipment	1,261.3	1,325.8
Less allowances for depreciation, depletion and amortization	(690.5)	(704.2)
Net plant and equipment	570.8	621.6
Goodwill	209.1	143.6
Intangible assets	66.0	33.0
Investments in and advances to unconsolidated affiliates	22.7	27.2
Other assets	26.9	21.6
Deferred income taxes	7.4	3.5
Non-current assets held for sale from discontinued operations	1.2	20.1
	$1,649.8	$1,717.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$148.1	$165.9
Accrued expenses	125.5	117.0
Income taxes payable	64.1	108.3
Dividends payable	4.5	4.5
Notes payable and current portion of long-term debt	9.1	8.0
Current liabilities held for sale from discontinued operations	—	14.5
Total Current Liabilities	351.3	418.2

Long-term debt, less current portion	429.6	432.6
Other non-current liabilities	95.6	103.1
Non-current liabilities held for sale from discontinued operations	11.7	12.1
Minority interests	6.4	6.0

Stockholders’ Equity
Common stock, $1 par value, authorized 200.0 shares, issued 73.0 shares	73.0	73.0
Additional paid-in capital	125.2	133.7
Retained earnings	1,660.2	1,682.7
Treasury stock, at cost, 22.5 shares and 22.8 shares for 2003 and 2002, respectively	(1,037.2)	(1,054.5)
Accumulated other comprehensive loss	(66.0)	(89.2)
Total Stockholders’ Equity	755.2	745.7
	$1,649.8	$1,717.7

See Notes to Consolidated Financial Statements

GREAT LAKES CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(millions, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net sales	$375.3	$360.6	$1,126.0	$1,074.1

Operating Expenses
Cost of products sold	315.1	276.6	904.4	817.0
Selling, general and administrative expenses	70.2	54.3	188.5	162.9
Asset impairments	43.8	(0.4)	43.8	3.2
Total Operating Expenses	429.1	330.5	1,136.7	983.1
Operating income (loss)	(53.8)	30.1	(10.7)	91.0

Interest income (expense) - net	(6.4)	(6.2)	(19.8)	(21.8)
Other income (expense) - net	(2.7)	(4.3)	(6.6)	(9.9)
Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	(62.9)	19.6	(37.1)	59.3

Income taxes (credit)	(47.0)	5.9	(39.0)	18.4
Income (loss) from continuing operations before cumulative effect of accounting change	$(15.9)	$13.7	$1.9	$40.9

Income (loss) from discontinued operations, net of income taxes (credit)	(11.1)	(0.7)	(7.5)	76.5

Income (loss) before cumulative effect of accounting change	(27.0)	13.0	(5.6)	117.4

Cumulative effect of accounting change, net of income taxes	—	—	(3.3)	—
Net income (loss)	$(27.0)	$13.0	$(8.9)	$117.4

Earnings (loss) per share - Basic and Diluted:
Income (loss) before cumulative effect of accounting change
Continuing operations	$(0.31)	$0.27	$0.04	$0.81
Discontinued operations	(0.23)	(0.02)	(0.15)	1.52
	(0.54)	0.25	(0.11)	2.33
Cumulative effect of accounting change	—	—	(0.07)	—
Net income (loss)	$(0.54)	$0.25	$(0.18)	$2.33

Cash dividends declared per share	$0.09	$0.08	$0.27	$0.24

See Notes to Consolidated Financial Statements

GREAT LAKES CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(millions)

	Nine Months Ended September 30,
	2003	2002
OPERATING ACTIVITIES
Net income (loss)	$(8.9)	$117.4
Adjustments to reconcile net income (loss) to net cash provided by operating activities - continuing operations:
Discontinued operations	7.5	(76.5)
Cumulative effect of accounting change	3.3	—
Depreciation and depletion	65.9	57.6
Asset impairments	43.8	3.2
Amortization of intangibles	3.9	2.5
Deferred income taxes	(2.8)	4.2
Net unremitted losses of affiliates	6.1	0.6
Loss on disposition of assets	1.4	5.0
Income tax reserve release	(27.5)	—
Other	(6.6)	7.5
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	13.3	(5.6)
Inventories	22.9	(0.7)
Other current assets	(1.0)	(24.6)
Accounts payable and accrued expenses	(31.2)	(27.5)
Income taxes and other current liabilities	(17.7)	11.5
Other noncurrent liabilities	(5.4)	1.4
Net Cash Provided by Operating Activities - Continuing Operations	67.0	76.0
Net Cash Provided by Operating Activities - Discontinued Operations	6.4	1.6
Net Cash Provided by Operating Activities	$73.4	$77.6

INVESTING ACTIVITIES
Plant and equipment additions	$(44.1)	$(47.9)
Business combination, net of cash acquired	(105.7)	—
Proceeds from sale of assets	3.9	0.1
Other	(0.1)	11.8
Net Cash Used for Investing Activities - Continuing Operations	(146.0)	(36.0)
Net Cash (Used for) Provided by Investing Activities - Discontinued Operations	(1.9)	217.4
Net Cash (Used for) Provided by Investing Activities	$(147.9)	$181.4

FINANCING ACTIVITIES
Net proceeds from (repayments on) short-term credit lines	$2.1	$(3.1)
Net repayments on commercial paper and long-term borrowings	(3.7)	(67.8)
Cash dividends paid	(13.6)	(12.0)
Other	4.4	(1.2)
Net Cash Used for Financing Activities - Continuing Operations	(10.8)	(84.1)
Net Cash (Used for) Provided by Financing Activities - Discontinued Operations	(5.6)	0.5
Net Cash Used for Financing Activities	$(16.4)	$(83.6)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	4.4	1.1

(Decrease) Increase in Cash and Cash Equivalents	(86.5)	176.5
Change in Cash and Cash Equivalents - Discontinued Operations	1.1	0.1
Cash and Cash Equivalents at Beginning of Year	259.1	55.5

Cash and Cash Equivalents at End of Period	$173.7	$232.1

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

NOTE 2:  New Accounting Pronouncements

Standards Adopted

On January 1, 2003, the Company adopted Statement of Accounting Standards (SFAS) 143, “Accounting for Asset Retirement Obligations.”  The statement requires legal obligations associated with the retirement of long-lived assets to be recognized on the balance sheet at fair value at the time that the obligations are incurred.  Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset.  The Company currently has legal obligations to close brine supply and disposal wells, and waste disposal wells, at the end of the assets’ useful lives.  As described in Note 11 to the Consolidated Financial Statements, the Company recorded an increase in plant and equipment, net of related accumulated depreciation, of $0.6 million and recognized an asset retirement obligation of $5.7 million, resulting in a charge to income reported as a cumulative effect of an accounting change of $3.3 million, net of income taxes.

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  The statement amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation.  In addition, SFAS 148 requires disclosure in the Summary of Significant Accounting Policies of the effects of the Company’s accounting policy with respect to stock-based compensation on net income and earnings per share in annual and interim financial statements accounted for using the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) 25, “Accounting for Stock Issued to Employees.”  The Company adopted the disclosure provisions of the statement as of December 31, 2002.  See Note 9 to the Consolidated Financial Statements for the disclosures related to this statement.

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

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred rather than when an entity commits to an exit plan.  SFAS 146 also provides that the liability be initially measured at fair value.  The statement was effective for the Company beginning January 1, 2003 and was applied to the Company’s 2003 restructuring activities as further described in Note 3 to the Consolidated Financial Statements.

In January 2003, the FASB released Interpretation No. 46, “Consolidation of Variable Interest Entities.”  This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The interpretation established standards under which a Variable Interest Entity should be consolidated by the primary beneficiary.  The requirements are effective immediately for Variable Interest Entities created after January 31, 2003 and for Variable Interest Entities in which the Company obtains an interest after January 31, 2003.  A company with a variable interest in a Variable Interest Entity created before February 1, 2003 shall apply the provisions of the interpretation to that entity no later than the beginning of the first interim or annual period beginning after December 15, 2003.  The Company is not the primary beneficiary of its variable interest entities and therefore consolidation of these entities is not required.

NOTE 3:  Restructuring and Asset Impairments

Throughout 2003, the Company experienced the detrimental effects of weak demand, competitive pricing and higher energy and raw material costs which resulted in significantly lower levels of operating income and profitability.  As a result, management presented to the Board of Directors on July 22, 2003 a comprehensive cost reduction plan to help mitigate these effects.  The plan included site closures and consolidations, headcount reductions and other actions amounting to an expected pre-tax charge of approximately $120 million, which would occur over the second half of 2003 through the fourth quarter of 2004.  The impact of these actions, once completed, is expected to generate approximately $30 million in annual pre-tax savings.

In the third quarter of 2003, the Company recorded pre-tax charges in continuing operations of $57.4 million related to the restructuring plan. Severance and other charges of $13.6 million were recorded in the Statement of Operations which included $10.5 million in cost of products sold and $3.1 million in selling, general and administrative expenses.  The third quarter also included a charge of $43.8 million for asset impairments.  The restructuring charges incurred in the third quarter include costs associated with the planned closure of three plants in the Polymer Additives business segment, a strategic realignment of a Specialty Products facility and other organizational changes, with the elimination of approximately 300 positions.  The remaining charges, including additional severance, decommissioning and environmental costs, are expected to be recorded in the fourth quarter of 2003 and during 2004 when the recognition criteria under Statement of Financial Accounting Standards (SFAS) 146, “Accounting for Costs Associated with Exit or Disposal Activities” are met.  Under SFAS 146, a liability for costs associated with exit or disposal activities is recognized when the liability is incurred rather than when an entity commits to an exit plan.

Details of the 2003 asset impairments and restructuring charges by business unit and a reconciliation of the reserve balance at September 30, 2003 are as follows:

Description	Amount of Charge in 2003	2003 Activity *	Reserve Balance at September 30, 2003

Asset Impairment Charges:
Polymer Additives	$39.0	$(39.0)	$—
Specialty Products	0.4	(0.4)	—
Performance Chemicals	4.4	(4.4)	—
	43.8	(43.8)	—

Severance Costs:
Polymer Additives	$12.3	$0.3	$12.6
Specialty Products	0.4	(0.2)	0.2
Performance Chemicals	0.5	(0.2)	0.3
Corporate	0.2	(0.1)	0.1
	13.4	(0.2)	13.2

Other (Polymer Additives)	0.2	(0.2)	—
	$57.4	$(44.2)	$13.2

* Includes the effects of foreign currency translation.

NOTE 4:  Income Taxes

A reconciliation of the statutory United States federal income tax rate to the effective income tax rate is as follows:

	Nine Months Ended September 30,
	2003	2002
U.S. federal income tax rate	(35.0)%	35.0%
Changes resulting from:
State income taxes	(1.6)	1.0
International operations	10.2	5.0
Low income housing credit	(5.3)	(4.4)
Income tax reserve release	(74.1)	—
Change in valuation allowance	4.0	(1.0)
Other	(3.3)	(4.6)
Effective income tax rate	(105.1)%	31.0%

During the third quarter 2003, the Company received a final notification from the Internal Revenue Service (IRS) of a favorable ruling on certain income tax issues related to the Company’s 1994 to 2000 federal income tax filings for those years that confirmed that tax filing positions taken by the Company were consistent with tax laws and regulations.  As a result of this decision and through evaluation of its remaining income tax reserves the Company released $27.5 million, or $0.54 per share of tax benefit to earnings.  Excluding the impact of this release, the Company’s effective income tax rate for the nine months ended September 30, 2003 would have been 31.0%.

NOTE 5:  Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine months ended September 30 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss)	$(27.0)	$13.0	$(8.9)	$117.4
Foreign currency translation adjustment	(1.1)	1.5	23.1	35.3
Unrealized gain (loss) on derivative instruments	(0.1)	1.5	0.1	(0.3)
Comprehensive income (loss)	$(28.2)	$16.0	$14.3	$152.4

NOTE 6:  Earnings Per Share

The computation of basic and diluted earnings per share is determined by dividing net income as reported as the numerator, by the number of shares included in the denominator as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Denominator for basic earnings per share (weighted-average shares)	50.6	50.2	50.3	50.2
Effect of dilutive securities	—	0.1	—	0.1
Denominator for diluted earnings per share	50.6	50.3	50.3	50.3

NOTE 7:  Discontinued Operations

In 2002, management, with approval of the Board of Directors, committed to a plan to divest the Company’s Fine Chemicals business, previously part of the Performance Chemicals business unit. As a result of these actions and the continued efforts to sell the business, the Company reports Fine Chemicals as discontinued operations.  Management’s plans are to continue its efforts until a sale of the business has been consummated.  During the third quarter of 2003, the Company updated its valuation of the Fine Chemical long-lived assets, which indicated impairment, resulting in a pre-tax charge to earnings of $15.6 million in Discontinued Operations.  In addition, the Company wrote-off $1.4 million of inventory in the quarter ended September 30, 2003.

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

The operating results from discontinued operations presented in the accompanying consolidated statements of operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales:
Fine Chemicals	$11.7	$13.0	$33.6	$36.5
OSCA	—	—	—	58.1
	11.7	13.0	33.6	94.6

Asset impairments - Fine Chemicals	(15.6)	—	(15.6)	(22.9)

Operating income (loss):
Fine Chemicals	(15.9)	(0.9)	(15.2)	(36.6)
OSCA	—	—	—	(16.3)
	(15.9)	(0.9)	(15.2)	(52.9)

Gain on sale of subsidiary stock - OSCA	—	—	—	175.4
Interest income (expense) - net	0.1	—	0.1	(0.5)
Other income (expense) - net	(0.1)	—	4.4	(2.0)
Minority Interest	—	—	—	5.5
Income (loss) before income taxes	(15.9)	(0.9)	(10.7)	125.5
Income taxes (credit)	(4.8)	(0.2)	(3.2)	49.0
Income (loss) from discontinued operations	$(11.1)	$(0.7)	$(7.5)	$76.5

The assets and liabilities held for sale from discontinued operations related to Fine Chemicals and OSCA presented in the accompanying consolidated balance sheets are comprised of:

	September 30, 2003	December 31, 2002
Current Assets:
Cash and cash equivalents	$0.1	$0.3
Accounts receivable	6.4	14.0
Inventories	12.7	11.5
Prepaid expenses and other current assets	5.5	8.2
Total current assets	$24.7	$34.0

Non-Current Assets:
Plant and equipment, net	$—	$14.2
Other assets	1.2	5.9
Total non-current assets	$1.2	$20.1

Current Liabilities:
Accounts payable and accrued expenses, net	$—	$14.5
Total current liabilities	$—	$14.5

Non-Current Liabilities:
Other non-current liabilities	$11.7	$12.1
Total non-current liabilities	$11.7	$12.1

NOTE 8:  Segment Information

The Company has changed its reportable business segments in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” as of the first quarter of 2003 in order to align the external presentation of results with the Company’s current management and operating structure.  The Company continues to operate in three business segments – Polymer Additives, Specialty Products (formerly named Water Treatment) and Performance Chemicals.  In addition, the Agricultural Products and Bromine Intermediates businesses, collectively referred to as the Brominated Performance Products business, were reclassified from Performance Chemicals to the Polymer Additives business segment.  The remaining components of the Performance Chemicals segment are unaffected.  In addition, the Water Treatment segment has been renamed Specialty Products to include the Company’s recent acquisitions of specialty household cleaning products, which joins the Company’s swimming pool and industrial water sanitizers and related products.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net Sales by Segment to External Customers:
Polymer Additives	$184.8	$194.2	$558.0	$550.8
Specialty Products	166.0	140.0	492.3	443.4
Performance Chemicals	24.5	25.4	75.7	81.8
Total net sales of reportable segments	375.3	359.6	1,126.0	1,076.0
Corporate and Other	—	1.0	—	(1.9)
	$375.3	$360.6	$1,126.0	$1,074.1
Segment Operating Income (Loss):
Polymer Additives	$(55.9)	$12.0	$(53.0)	$27.3
Specialty Products	17.3	19.8	68.1	73.1
Performance Chemicals	(1.0)	5.7	8.9	19.1
Total operating income (loss) of reportable segments	(39.6)	37.5	24.0	119.5
Corporate and Other	(14.2)	(7.4)	(34.7)	(28.5)
Operating Income (Loss)	(53.8)	30.1	(10.7)	91.0
Interest income (expense) - net	(6.4)	(6.2)	(19.8)	(21.8)
Other income (expense) - net	(2.7)	(4.3)	(6.6)	(9.9)
Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	$(62.9)	$19.6	$(37.1)	$59.3

	September 30, 2003	December 31, 2002
Segment Assets:

Polymer Additives	$827.7	$890.7
Specialty Products	491.0	376.5
Performance Chemicals	63.1	75.4
Corporate and Other	242.1	321.0
	$1,623.9	$1,663.6

The increase in segment assets for Specialty Products is the result of acquisitions (see Note 12 to the Consolidated Financial Statements.)  The reduction in segment assets for Polymer Additives and Performance Chemicals is the result of asset impairments and changes in working capital at September 30, 2003 as compared to December 31, 2002.  The change in segment assets for Corporate and Other is primarily related to the cash requirements for the Company’s acquisitions in 2003.

NOTE 9:  Stock-Based Compensation

SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  As provided for under SFAS 123, no compensation expense has been recognized for the Company’s stock option plans.  The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees.”  Compensation expense is recorded for restricted stock awards over the requisite vesting periods based on the market value on the date of grant.  The compensation expense incurred in the third quarter and first nine months of 2003 and 2002 related to restricted stock awards totaled $0.2 million and $0.6 million, respectively in each year.

The following is a reconciliation of net income and earnings per share to pro forma net income and related earnings per share as if the Company used the fair value method of accounting for stock-based compensation.  Fair value is calculated using the Black-Scholes option pricing model, a pricing model acceptable under SFAS 123.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net Income (Loss)	$(27.0)	$13.0	$(8.9)	$117.4
Stock-based employee compensation expense included in reported income, net of tax	0.1	0.1	0.4	0.4
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(1.0)	(1.2)	(3.3)	(3.8)
Pro forma net income (loss)	$(27.9)	$11.9	$(11.8)	$114.0

Earnings (loss) per share
As reported:
Basic and Diluted	$(0.54)	$0.25	$(0.18)	$2.33
Pro forma:
Basic and Diluted	$(0.55)	$0.24	$(0.23)	$2.27

NOTE 10:  Defined Benefit Pension Plans

As disclosed in the Company’s Annual Report on Form 10-K, the Company sponsors various noncontributory and contributory defined benefit pension plans.  The Company has no funding requirements for 2003 as actuarially determined for the U.S. plans.  During the second quarter of 2003, however, the Company made a voluntary contribution of 300,000 shares of Company treasury stock, or $6.3 million, to the U.S. qualified plan.  In addition, the Company made discretionary cash contribution during the third quarter of 2003 of $10 million.

NOTE 11:  Asset Retirement Obligations

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

Upon adoption in the first quarter of 2003, the Company recorded transition amounts for liabilities related to these wells, and the associated capitalizable costs net of accumulated depreciation.  A liability of $5.7 million was recorded to long-term liabilities and a net asset of $0.6 million was recorded to plant and equipment on January 1, 2003.  This resulted in a cumulative effect of an accounting change of $(3.3) million (net of income taxes of $1.8 million).  Accretion and depreciation expense subsequent to the adoption of the statement decreased net income $0.1 million in the third quarter of 2003 and $0.3 million for the first nine months of 2003.

The pro forma effects of the application of SFAS 143 as if the statement had been adopted on January 1, 2002 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss) as reported	$(27.0)	$13.0	$(8.9)	$117.4
Additional accretion and depreciation expense	—	(0.1)	—	(0.3)
Cumulative effect of accounting change, net of income taxes	—	—	3.3	—
Pro forma net income (loss)	$(27.0)	$12.9	$(5.6)	$117.1
Pro forma net income (loss) per share	$(0.54)	$0.25	$(0.11)	$2.32

The following table describes the changes in the Company’s asset retirement obligations for the third quarter of 2003.

Asset retirement obligation at December 31, 2002	$—
Liability recognized in transition	5.7
Accretion expense	0.3
Asset retirement obligation at September 30, 2003	$6.0

The pro forma asset retirement obligation liability balances as if SFAS 143 had been adopted January 1, 2002 are as follows:

	2003	2002

Pro forma amounts of liability for asset retirement obligation at beginning of year	$5.7	$5.3

Pro forma amounts of liability for asset retirement obligation at September 30	$6.0	$5.6

NOTE 12:  Acquisitions

As part of the Company’s growth strategy in the consumer products market, BioLab Inc., a part of the Company’s Specialty Products business unit, acquired all the outstanding shares of Lime-O-Sol Company on February 28, 2003 for approximately $65 million in cash.  The acquisition included the Lime-O-Sol brand of specialty household cleaning products marketed under the trade name The Works®.  The transaction combines BioLab’s and Lime-O-Sol’s strength in brand and channel management, consumer marketing and product innovation to expand Specialty Products’ ability to offer its new and existing products beyond its current markets.  Goodwill and intangibles assets of $43 million and $14 million, respectively, were recorded as a result of this acquisition.  Lime-O-Sol’s results have been included in the Company’s consolidated financial statements from the date of acquisition.

Additionally, BioLab Inc. acquired A&M Cleaning Products, Inc. (A&M), on July 10, 2003 for $41 million in cash.  The acquisition included A&M’s line of multipurpose cleaners sold under the trade names Greased LightningTM and Orange BlastTM.  Management is currently evaluating the purchase price allocation associated with this acquisition.  The results of A&M have been included in the Company’s consolidated financial statements from the date of acquisition.

NOTE 13:  Commitments and Contingencies

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

Pursuant to the settlement agreement, the Company remitted the cash portion to an escrow account on November 8, 2002, subject to final approval of the settlement agreement by the federal court.  After notice to class members, the federal court gave final approval to the settlement in January 2003.  In addition, the plaintiffs submitted a plan of distribution for court approval.  The plan included a form of voucher agreed to by the Company. As of the end of the third quarter 2003, no vouchers have been issued.

The California cases pending in the Superior Court for San Francisco County claim alleged violations of California competition laws and were stayed pending resolution of the federal cases.  The cases are not impacted by the federal settlement.  The Company has denied that the cases were legitimately filed as class actions, denies all liability and intends to defend the cases vigorously.

OSCA, the interest in which the Company divested to BJ Services Company as of May 31, 2002, is a party to certain pending litigation regarding a blowout of a well in the Gulf of Mexico operated by Newfield Exploration Company.  In the lawsuit, the plaintiffs claimed that OSCA and the other defendants breached their contracts to perform work-over operations on the well and were negligent in performing those operations.  On April 4, 2002, a jury reached a verdict on those claims, finding OSCA and the other defendants responsible for those claims and determining OSCA’s share of the damages.  In connection with the lawsuit, the Company asserted claims against its insurers and insurance brokers in support of insurance coverage for this incident.  A related trial on these insurance coverage claims was conducted by the submission of legal briefs.  Thereafter, the court issued its final judgments on the underlying liability claims and the insurance coverage claims, entering judgment against OSCA for a net amount of approximately $13.3 million plus interest, and finding that such amount was not covered by insurance.  Pursuant to an indemnification agreement between the Company and BJ Services entered into at the time of the sale of OSCA (see Note 7 to the Consolidated Financial Statements), Great Lakes has agreed to pay BJ Services, a certain percentage of any uninsured cash damages in excess of an amount paid by OSCA upon settlement or final determination of this pending litigation.  As of September 30, 2003, the Company has a $9.3 million reserve in discontinued operations for this indemnification liability.  Great Lakes and BJ have appealed the liability and insurance coverage decisions.

On May 28, 2002, Albemarle Corporation filed two complaints against the Company in the United States District Court for the Middle District of Louisiana, one alleging that the Company infringed on three process patents held by Albemarle Corporation relating to bromine vacuum tower technology, and the other alleging that the Company had infringed or contributed or induced the infringement of a patent relating to the use of decabromodiphenyl ethane as a flame retardant in thermoplastics.  On a motion by the Company and over Albemarle’s objection, the cases were consolidated.  In addition, the Company has filed a counterclaim with the District Court in the flame retardant cases, alleging, among other things, that the Albemarle patent is invalid or was obtained as a result of inequitable conduct in the United States Patent and Trademark Office. On August 28, 2003, Albemarle moved to amend its complaints seeking to add additional counts of patent infringement and trade secret violations. The Company has opposed that motion.

With respect to the Albemarle case, the Company believes that the allegations of the original complaints, as well as the allegations in the additional counts which are the subject of the pending motion, are without basis factually or legally, and intends to defend the cases vigorously.

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

The Company provides reserves for environmental liabilities that management considers probable for which a reasonable estimate of the liability can be made.  Accordingly, the Company’s reserves for environmental liabilities related to continuing operations, including reserves associated with restructuring charges, were $41.0 million and $45.2 million at September 30, 2003 and December 31, 2002, respectively.  The Company does not believe that the unreserved costs, if any, associated with environmental liabilities will have a material adverse effect on its consolidated results of operations, financial position, or liquidity.

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

The following table sets forth the percentage relationship to net sales of certain income statement items for the Company’s continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	16.0	23.3	19.7	23.9
Selling, general and administrative expenses	18.7	15.1	16.7	15.1
Asset impairments	11.6	(0.1)	3.9	0.3
Operating income (loss)	(14.3)	8.3	(0.9)	8.5
Interest income (expense) - net	(1.7)	(1.7)	(1.8)	(2.0)
Other income (expense) - net	(0.7)	(1.2)	(0.6)	(0.9)
Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	(16.7)	5.4	(3.3)	5.6
Income taxes (credit)	(12.5)	1.6	(3.5)	1.7
Income (loss) from continuing operations before cumulative effect of accounting change	(4.2)%	3.8%	0.2%	3.9%

Along with reported results, the Company uses adjusted operating income (loss), income (loss) from continuing operations before cumulative effect of accounting change and diluted earnings (loss) per share to evaluate the performance of the Company’s various businesses, including the allocation of available resources.  Management believes that reporting these income (loss) measures that exclude asset impairments, restructuring charges and certain other significant items provides useful insight to investors by more clearly presenting the Company’s core operations.  This may help investors in evaluating the Company’s performance period over period and identify important operating trends that would otherwise be masked by the excluded items.

The following table reconciles reported operating income (loss) and income (loss) from continuing operations before cumulative effect of accounting change to adjusted operating income (loss) and adjusted income (loss) from continuing operations before cumulative effect of accounting change.  This reconciliation should be considered when reading the Results of Operations section below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Operating income (loss)	$(53.8)	$30.1	$(10.7)	$91.0

Asset impairments (all segments)	43.8	(0.4)	43.8	3.2
Restructuring charges, primarily severance (all segments)	13.6	—	13.6	—
Change in useful life of enterprise software (Corporate)	4.8	—	4.8	—
Severance and lease costs (Specialty Products)	—	—	0.8	—
Headquarter relocation and other costs (Specialty Products and Corporate)	0.1	—	0.6	—
Severance costs (Corporate)	—	—	0.3	—
Litigation settlement (Performance Chemicals)	—	—	(3.1)	—
Adjustments to reserves for restructuring charges, excluding asset impairments, taken in prior years	—	—	—	(1.9)

Adjusted operating income	$8.5	$29.7	$50.1	$92.3

Income (loss) from continuing operations before cumulative effect of accounting change	$(15.9)	$13.7	$1.9	$40.9

Adjustments to operating income	62.3	(0.4)	60.8	1.3
Litigation and other settlements	—	(2.7)	(1.1)	(2.7)
Impairments of non-productive assets	—	2.1	—	2.1
Income taxes (credit)	(46.8)	0.1	(46.0)	(0.2)

Adjusted income (loss) from continuing operations before cumulative effect of accounting change	$(0.4)	$12.8	$15.6	$41.4

Asset impairments, restructuring charges as disclosed in Note 3, and other significant items noted above as reconciling items can be found in the Consolidated Statements of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Income) Expense Included in:	2003	2002	2003	2002

Cost of products sold	$10.6	$—	$10.6	$(1.5)
Selling, general and administrative expenses	7.9	—	6.4	(0.4)
Asset impairments	43.8	(0.4)	43.8	3.2
Other income (expense) - net	—	(0.6)	(1.1)	(0.6)
Income taxes (credits)	(46.8)	0.1	(46.0)	(0.2)
Total charges (credits)	$15.5	$(0.9)	$13.7	$0.5

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Net sales increased $14.7 million, or 4.1% to $375.3 million from $360.6 million in the prior year.  The increase resulted from the acquisitions in Specialty Products, which contributed 4.7% and the favorable effects of foreign currency of 2.9%, which more than offset a 3.0% decline in volume and a 0.5% decrease in selling prices.

Gross profit of $60.2 million for the third quarter of 2003 decreased $23.8 million or 28.3% compared to $84.0 million in the third quarter of 2002.  Gross profit margins, as a percentage of net sales, were 16.0% and 23.3%, for the third quarter of 2003 and 2002, respectively.  Excluding the effects of restructuring charges, the gross profit margin in the third quarter of 2003 was 18.9%.  The decrease in gross profit in the third quarter of 2003 as compared to third quarter 2002 was the result of an unfavorable mix of products sold, higher raw material and energy costs, and unabsorbed manufacturing costs resulting from the Company’s drive to lower inventory levels.

Selling, general and administrative expenses for the third quarter of 2003 increased $15.9 million to $70.2 million compared to the same period in 2002. Excluding restructuring charges of $3.1 million and a $4.8 million charge for accelerated depreciation resulting from a change in the useful life of enterprise software included in the reconciliation above, selling, general and administrative expenses increased $8.0 million.  The $8.0 million increase was due primarily to the inclusion of the household product acquisitions in 2003, higher pension and other benefit costs, and the negative effects of foreign currency.

Operating income (loss) decreased by $83.9 million from $30.1 million in the third quarter of 2002 to a loss of $(53.8) million in the third quarter of 2003.  Third quarter 2003 adjusted operating income, which excludes asset impairments, restructuring charges and certain other significant items reconciled above, decreased $21.2 million from $29.7 million in 2002.  The decline in operating income was attributed to unfavorable manufacturing efficiencies of $8.9 million, higher raw material and energy costs of $7.1 million, higher selling general and administrative expenses of $2.7 million, and lower selling prices of $1.9 million.

Interest income (expense) – net of an expense of $(6.4) million for the third quarter of 2003 increased by $0.2 million year over year reflecting higher net debt levels in the current year offset by the positive impact of interest rate swaps entered into during the first quarter of 2002 and in the third quarter of 2003.

Other income (expense) – net for the three-month period ended September 30, 2003 of $(2.7) million expense compared to $(4.3) million expense for the three months ended September 30, 2002.  Other income (expense) – net in 2002 included a $2.7 million gain from litigation and other settlements offset by $2.1 million of write-offs of certain non-productive assets.  The decrease in other income (expense) – net resulted from a change in realized foreign exchange gains of $1.6 million from 2002.  Amortization expense of $1.5 million and $0.9 million were recorded for the three month periods ended September 30, 2003 and 2002, respectively, reflecting the impact of acquisitions.

The effective tax rate for the three months ended September 30, 2003 was a benefit of (74.7)% as compared to an expense of 31.0% for the corresponding period in 2002.  The 2003 effective rate benefited from a favorable ruling from the Internal Revenue Service (IRS) on certain income tax issues related to the Company’s federal income tax filings.  As a result of the IRS decision and through evaluation of its remaining reserves, the Company released $27.5 million to earnings through income taxes (credits) in the third quarter of 2003.  Excluding this release to earnings, the Company’s effective tax rate in the third quarter of 2003 would have been 31.0%.

Income (loss) from continuing operations before cumulative effect of accounting change was a loss of $(15.9) million or $(0.31) per share in 2003, as compared to income of $13.7 million or $0.27 per share in 2002.  Adjusted income (loss) from continuing operations before cumulative effect of accounting change, as reconciled above, was a loss of $(0.4) million or $(0.01) per share for the third quarter of 2003, as compared to income of $12.8 million or $0.25 per share for the third quarter of  2002.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

Net sales increased $51.9 million, or 4.8% to $1,126.0 million from $1,074.1 million in the prior year.  Net sales were impacted 4.4% from the favorable effects of foreign exchange and 2.4% from acquisitions, net of divestitures.  Offsetting these positive impacts, in part, were decreases in volume and lower selling prices totaling approximately 2.0%.

Gross profit of $221.6 million for the first nine months of 2003 decreased 13.8% compared to $257.1 million in the first nine months of 2002.  Gross profit margins, as a percentage of net sales, were 19.7% and 23.9%, for the first nine months of 2003 and 2002, respectively. Excluding restructuring charges of $10.6 million in 2003 and reversals of $1.5 million related to changes in reserve estimates in 2002, gross profit margin for the nine month period ended September 30, 2003 and 2002 were 20.6% and 23.8%, respectively.  The 3.2 percentage point decline in gross profit margin resulted primarily from a rise in raw material costs, higher energy costs and lower volumes and selling prices.

Selling, general and administrative expenses increased $25.6 million to $188.5 million for the nine months ended September 30, 2003 as compared to $162.9 million for the nine months ended September 30, 2002.  Excluding restructuring charges and other significant items of $6.4 million in 2003 and a reversal of $0.4 million related to changes in reserve estimates in 2002, reconciled above, selling, general and administrative expenses increased $18.8 million. The increase was due to the inclusion of the household product acquisitions in 2003, negative effects on foreign currency and higher pension and insurance costs.

Operating income (loss) for year-to-date 2003 of a loss of $(10.7) million decreased $101.7 million from income of $91.0 million in the prior year.  Excluding asset impairments, restructuring and certain other significant items in 2003 and 2002, adjusted operating income, as reconciled above, decreased $42.2 million from $92.3 million in the prior year.  The decrease year-over-year is a result of decreased sales volumes, lower selling prices, the increase in raw material and energy costs and higher selling, general and administrative expenses.  In total, foreign currency fluctuations lowered operating income levels by $4.6 million in the current year.

Interest income (expense) – net of an expense of $(19.8) million decreased $2.0 million year over year reflecting the continued positive impact of interest rate swaps entered into during the first quarter of 2002 and in the third quarter of 2003.

Other income (expense) – net, decreased $3.3 million to an expense of $(6.6) million in 2003. Included in other income (expense) – net in 2003 are $1.1 million favorable arbitration settlement and a $1.1 million net reduction to environmental reserves for three non-operating sites.  Other income (expense) – net in 2002 included a $2.7 million gain from litigation and other settlements, offset by a write-off of certain non-productive assets of $2.1 million.  Changes in foreign exchange were favorable by $1.5 million in the nine months ended September 30, 2003 compared to the same period in 2002.  Amortization expense of $3.9 million and $2.5 million were recorded for the nine months ended September 30, 2003 and 2002, respectively.

The effective tax rate for the nine months ended September 30, 2003 was a benefit of (105.1%) as compared to an expense of 31.0% for the corresponding period in 2002. The 2003 effective rate benefited from a favorable ruling from the IRS regarding certain income tax issues related to the Company’s federal income tax filings.  As a result of this decision and through evaluation of its remaining reserves, the Company released $27.5 million to earnings through income taxes (credits) in the third quarter of 2003.  Excluding this release to earnings in 2003, the Company’s effective tax rate would have been 31.0%.

Income from continuing operations before cumulative effect of accounting change was $1.9 million or $0.04 per share in 2003, as compared to $40.9 million or $0.81 per share in 2002.  Adjusted income from continuing operations before cumulative effect of accounting change, as reconciled above, was $15.6 million or $0.31 per share in 2003, as compared to $41.4 million or $0.82 per share in 2002.

In the first quarter of 2003, the Company recorded a charge for the cumulative effect of an accounting change of $3.3 million (net of income taxes of $1.8 million), as a result of the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”  Accretion and depreciation expense subsequent to the adoption of the statement decreased net income $0.3 million in the first nine months of 2003.

Company Outlook

The Company’s operating units are greatly impacted by price changes for energy and raw materials.  Increases in raw material costs reduced earnings by $20.5 million in the first nine months of 2003 and are expected to remain higher than 2002 levels through the fourth quarter of 2003.  Energy costs, primarily natural gas prices, created additional costs to the Company of $3.1 million for the first nine months of 2003.  Due to magnitude of energy usage across the manufacturing processes of Great Lakes, a $1 change in the price of natural gas MMBTU’s has an approximate $0.03 impact on the Company’s earnings per share on an annual basis.

Through the first nine months of 2003, the Company has experienced decreased sales volumes in the Polymer Additives and Performance Chemicals segments as a result of softened demand in key end markets such as the automotive and electronics markets.  Improvement in volume levels in the short-term for these segments will be dependent on the state of the global economy and in particular, stronger demand in the key end markets.

Great Lakes, as a multinational company, is also exposed to fluctuations in foreign exchange rates, primarily the euro and the British pound in relation to the U.S. dollar.  Approximately 40% of the Company’s external sales are invoiced from foreign locations and approximately 30% of the Company’s long-lived assets reside in foreign locations.  In the nine month period ended September 30, 2003, foreign exchange rate fluctuations increased sales $47 million or 4.4% but had a negative impact on operating income of roughly

$4.6 million.  While the Company currently hedges certain portions of its foreign currency exposure, significant changes in foreign currency exchange rates in the fourth quarter of 2003 would impact both sales and operating income levels.

In response to the challenging operating environment faced by the Company, management is addressing the effects of this environment on the Company’s cost structure and key business processes.  Management has targeted those parts of the Company facing the greatest economic challenges and opportunities to reduce the overall cost structure and increase operating efficiencies.  As a result this review, the Company initiated a series of restructuring actions, including the closure of one packaging and three manufacturing facilities.  These actions are expected to produce operating cost savings beginning in the fourth quarter of 2003.  See Note 3 to the Consolidated Financial Statements for additional detail.

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

Set forth below is a discussion of the operations of the Company’s business segments: Polymer Additives, Specialty Products and Performance Chemicals.  Performance Chemicals excludes the Fine Chemicals business as this business has been reported as discontinued operations for all periods presented (see Note 7 to the Consolidated Financial Statements).  Operating income, defined as net sales less cost of products sold and selling, general and administrative expenses, cash flows and return on investment are measures the Company uses to evaluate business segment performance.

Polymer Additives

The Polymer Additives business unit is one of the leading providers of flame retardants, polymer stabilizers, optical monomers, agricultural products and bromine intermediates.  Polymer Additives provides its customers an array of integrated polymer additive solutions that meet specific well-defined customer needs in a variety of products including consumer electronics, computers and business equipment, automotive, furniture, fibers, wire and cable, household appliances, communications equipment, building and construction materials, packaging, textiles, polymers, cosmetics, optical monomers, and agricultural products.  Results for the three month and nine month periods ended September 30, 2003 and 2002 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net Sales	$184.8	$194.2	$558.0	$550.8
Operating Income (Loss)	(55.9)	12.0	(53.0)	27.3

Adjusted Operating Income (Loss)	(4.2)	11.6	(1.3)	28.9

Net sales for the third quarter of 2003 for Polymer Additives decreased $9.4 million or 4.8% from the third quarter of 2002.  Year-to-date sales increased $7.2 million or 1.3%.  In the third quarter, increased sales in the Polymer Stabilizers business were more than offset by decreases in the Flame Retardants and Brominated Performance Products businesses.  Year-to-date, sales increases in Polymer Stabilizers more than offset sales declines in the Flame Retardants and Brominated Performance Products businesses.  Overall, selling prices in Polymer Additives increased approximately 1.0% when compared to the third quarter and first nine months of 2002.   Sales in the Flame Retardants business of Polymer Additives benefited from price increases on several products.  The Polymer Stabilizers business, however, continued to experience lower selling prices year-over-year.  Sales volumes in Polymer Additives contributed 8.9% of decrease in sales from the prior year quarter and 3.8% of the decrease from the prior year nine months.  Despite the overall volume decreases, the Polymer Additives business unit continues to place an emphasis on offering customers new innovative solutions.  The level of new product sales, defined as products introduced in the last five years, increased to $61 million in the first nine months of 2003 from $46 million in the first nine months of 2002.   Sales in Polymer Additives benefited 3.2% for the quarter and 5.3% year-to-date from the effects of foreign exchange rates.

Operating income in the quarter decreased $67.9 million from the prior year.   Operating income year-to-date decreased $80.3 million.  Adjusted operating income (loss), which excludes the effects of asset impairment, restructuring charges and certain other significant items in 2003, and adjustments to reserves for previously recorded charges in 2002, decreased $15.8 million in the third quarter and $30.2 million year-to-date as compared to the same period in 2002.  The positive effects of increased prices year over year were more than offset by decreased sales volumes, production cutbacks related to the decision to lower inventories in the quarter and increased raw material costs. The operating income of Polymer Additives was also affected by a decline in sales of Methyl Bromide, an agricultural product, when compared to last year.  This decline reflects variations in customer order patterns and the phase-down of sales of Methyl Bromide in accordance with the Montreal Protocol.  Mandated production cuts began in 1999 and are expected to continue through 2005 unless legislation or other third-party actions modify the current phase-down requirements.

Outlook

The first nine months of 2003 saw sluggish end market demand for the Polymer Additives business.  Volume improvement for the segment in the short-term will be highly dependent on the strength of certain end-markets.  While market prices for essential raw materials like phenol, acetone and chlorine decreased in the third quarter and will trend lower again in the fourth quarter, overall raw material and energy costs are expected to remain above last year’s levels.

The business continues to focus on driving continuous productivity gains, executing restructuring plans, including the closure of three manufacturing facilities, growing new product applications and increasing prices to help offset the effects of the higher raw material and energy costs.  During the third quarter of 2003, the Company took steps to enhance its offering of high-value flame retardants and brominated performance products by entering into a long-term strategic sourcing agreement for elemental bromine and certain derivatives from Dead Sea Bromine Ltd.

Specialty Products

The Specialty Products business unit is the world’s leading provider of recreational water care products to the consumer.  BioLab Water Additives, through its proprietary position in polymaleate chemistry, and as the world’s foremost provider of bromine-based biocides, is a leading supplier of antiscalants, corrosion inhibitors, dispersants, antifoams, hydantoin derivatives, formulated oxidizers and desalination solutions.  Through its recent acquisitions of Lime-O-Sol and A&M Cleaning Products in 2003, the Specialty Products business entered the specialty household cleaning products business with the acquisition of The Works® brand of non-abrasive bathroom cleaners, glass and surface cleaners, toilet bowl cleaners, drain openers and rust and calcium removers, as well as with Greased Lightning™ and Orange Blast™ multipurpose cleaners.  Results for the three month and nine month periods ended September 30, 2003 and 2002 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net Sales	$166.0	$140.0	$492.3	$443.4
Operating Income	17.3	19.8	68.1	73.1

Adjusted Operating Income	18.2	19.8	70.1	73.1

Net sales for the third quarter and year-to-date increased $26.0 million or 18.6% and $48.9 million or 11.0%, respectively.  Net sales attributed to the Company’s household product acquisitions (see Note 12 to the Consolidated Financial Statements) in 2003 were $17.2 million or 12.3% and $28.6 million or 6.5% in the third quarter and year-to-date 2003, respectively.  The acquisitions combined with higher sales volumes of new products and the favorable effects of foreign currency more than offset a slight decrease in selling prices.

Operating income for Specialty Products decreased 12.6% compared to the third quarter of 2002 and 6.8% year-to-date.  An unfavorable sales mix triggered by an unseasonably cool and wet pool season contributed to the lower operating results compared to the prior year.  Adjusted operating income, which excludes the effects of severance, lease costs and headquarter relocation costs in the current year, decreased 8.1% for the quarter and 4.1% year-to-date 2003 as compared to the same period in 2002.  The positive effect of acquisitions and the effects of foreign exchange were more than offset by the effects of a decrease in productivity, higher raw material costs and increased selling, general and administrative expenses to fund growth initiatives.

Outlook

Demand for recreational water care products is influenced by a variety of factors including seasonal weather patterns.  Sales volumes for the first nine months were hampered by an unseasonably cool and wet spring in the Northeast and mid-Central regions of the United States.  Market share gains and higher sales of new products in the first nine months helped mitigate the effects of an unfavorable weather pattern.

For the fourth quarter, the Company expects sales in the Specialty Products business to be higher than the corresponding period in the prior year based on market share gains, strong brand recognition, continued growth in new product sales and its expanded presence in the consumer products market through acquisitions, as described below.  Overall, raw material costs are expected to remain above last year’s levels.

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

Performance Chemicals

The Performance Chemicals business unit, which includes WIL Laboratories, is a global supplier of fluorine-based fire suppression agent FM-200®, fluorine-based intermediates and all phases of nonclinical toxicological testing to broad and diverse markets that include information technology; telecommunications; transportation; medical; automotive; electronics; pharmaceuticals and the chemical and biotechnology industries.  Performance Chemicals excludes the Fine Chemicals business as this business has been reported as discontinued operations for all periods presented (see Note 7 to the Consolidated Financial Statements). Results for the three month and nine month periods ended September 30, 2003 and 2002 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net Sales	$24.5	$25.4	$75.7	$81.8
Operating Income (Loss)	(1.0)	5.7	8.9	19.1

Adjusted Operating Income	3.7	5.7	10.5	19.1

Net sales for Performance Chemicals decreased $0.9 million or 3.5% and $6.1 million or 7.5% compared to third quarter and year-to-date 2002.  Sales at WIL Laboratories increased from prior year due to increased volumes and a more favorable service mix, while the Company’s fluorine-based businesses continue to face weaknesses in pricing and volume based on the current state of the information technology and telecommunication infrastructure spending levels.

Operating income (loss) decreased $6.7 million from the same quarter in the prior year and $10.2 million year-to-date.  Adjusted operating income, which excludes asset impairments and restructuring charges in the third quarter of $4.7 million and a $3.1 million favorable litigation settlement related to the Fluorine business in the second quarter of 2003, decreased $2.0 million from the prior year quarter and $8.6 million year-to-date.  Pricing and volume declines in the fluorine-based businesses, as well as higher spending to fund growth programs surrounding the fire suppression business, have negatively impacted operating income levels in this business segment.

Outlook

Through the first nine months of 2003, the fluorine-based businesses of the Performance Chemicals segment continued to see the effects of lower information technology infrastructure and telecommunications spending.  With no significant change in these spending levels expected for the current year, full year sales volumes in the fluorine-based businesses are anticipated to be down slightly against the prior year with prices below prior year levels.  The demand outlook for the services provided by WIL Laboratories remains firm.  WIL continually focuses on ways to enhance the overall business mix.

Discontinued Operations

In 2002, management, with approval of the Board of Directors, committed to a plan to divest the Company’s Fine Chemicals business, previously part of the Performance Chemicals business unit. As a result of these actions and continued efforts to sell the business, the Company reports Fine Chemicals as discontinued operations.  Management’s plans are to continue its efforts until a sale of the business has been consummated.  During the third quarter of 2003, the Company updated its valuation of the Fine Chemical long-lived assets, which indicated impairment, resulting in a pre-tax charge to earnings of $15.6 million in Discontinued Operations.  In addition, the Company wrote-off $1.4 million of inventory in the quarter ended September 30, 2003.

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

The operating results from discontinued operations presented in the accompanying consolidated statements of operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net Sales
Fine Chemicals	$11.7	$13.0	$33.6	$36.5
OSCA	—	—	—	58.1

Asset impairment - Fine Chemicals	(15.6)	—	(15.6)	(22.9)

Operating Income (Loss)
Fine Chemicals	$(15.9)	$(0.9)	$(15.2)	$(36.6)
OSCA	—	—	—	(16.3)

The Fine Chemicals business recorded restructuring charges in 2002 in conjunction with the intended sale of the Fine Chemicals business.  Fine Chemicals recorded charges in 2001 as a part of a detailed repositioning plan approved by the Company’s Board of Directors in 2001.  As of the end of the third quarter 2003, $8.0 million of the $118.3 million of restructuring charges recorded in 2001 remain to be spent.  The major components of the remaining reserve relate to severance and environmental costs.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents of $173.7 million, decreased $58.4 million for the nine-month period ended September 30, 2003 reflecting primarily cash used for acquisitions and lower net income levels in 2003 compared to first nine months of 2002.

Cash provided by operating activities – continuing operations for the nine months ended September 30, 2003 was $67.0 million compared to $76.0 million in the prior year.  The current year decrease reflects the use of cash as a result of lower net income levels offset by working capital gains in the current year as compared to prior year.

Cash used for investing activities – continuing operations for the nine months ended September 30, 2003 was $146.0 million, an increase of $110.0 million compared to the prior year period.  The majority of the cash used for investing activities was attributed to the $65 million acquisition of Lime-O-Sol in February of 2003, the $41 million acquisition of A&M Products and $44.1 million of capital expenditures.  The Company has continued its emphasis on controlling capital expenditures, which were $3.8 million lower than in the prior year. Capital expenditures for the full year are estimated to be in the $65 million to $70 million range.

Financing activities – continuing operations used $10.8 million of cash in the current nine-month period compared to $84.1 million in the previous year period.  Net repayments of borrowings were $1.6 million in the first nine months of 2003 compared to net repayments of borrowings of $70.9 million for the nine months in the prior year.  Dividends paid in during 2003 reflect a $0.09 per share dividend versus the $0.08 per share dividend paid in previous year.

In addition, as described in Note 7, the Company received net cash proceeds from the sale of OSCA of approximately $200 million in the second quarter of 2002. These proceeds were used to reduce the Company’s debt position, as reflected in the net repayments on borrowings noted above, and to increase cash and cash equivalents.

The Company anticipates that cash provided by operating activities in the future will be sufficient to fund its operating expenses, debt service obligations, dividend payments to common shareholders and capital expenditures.

Long-term debt, less current portion, of $429.6 million at September 30, 2003 was consistent with year-end levels.  Net debt, defined as total long-term debt less cash and equivalents, as a percentage of capitalization at September 30, 2003 was 26%.  This increase, up from 19.6% at year-end 2002, reflects changes in working capital requirements and acquisition activities.

In addition, on October 2, 2003, the Company renewed the 364-day portion of its unsecured revolving credit facility, subject to certain conditions.  Under the combined facility, the Company may borrow up to $425 million.  The facility is used to support the Company’s commercial paper program and for general corporate purposes.  The facility contains certain covenants that include, among others, requirements for a maximum ratio of debt to EBITDA, as defined in the agreement.  Interest on borrowing outstanding under the agreement is based upon a variable rate tied to LIBOR.

During the first nine months of 2003, debt held by one of the Company’s unconsolidated affiliates, guaranteed by the Company, was in violation of several covenants.  In October 2003, the affiliate amended the loan agreement, which the Company continues to guarantee, with lenders in order to be in compliance.  At September 30, 2003 the amount of debt guaranteed by the Company was $21.6 million.

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

As disclosed in the Company’s Annual Report of Form 10-K, the Company sponsors various non-contributory and contributory defined benefit pension plans.  The Company has no funding requirements for 2003 as actuarially determined for the U.S. plans. During the second quarter of 2003, however, the Company made a voluntary contribution of 300,000 shares of Company treasury stock or $6.3 million, to the U.S. qualified plan.   In the third quarter of 2003, the Company made an additional discretionary cash contribution to the U.S. qualified plan of $10 million.

OTHER MATTERS

ACQUISITIONS

Refer to Note 12 of the Notes to the Consolidated Financial Statements for a discussion of acquisitions.

ASSET IMPAIRMENT AND RESTRUCTURING CHARGES

2003

Throughout 2003, the Company experienced the detrimental effects of weak demand, competitive pricing and higher energy and raw material costs which resulted in significantly lower levels of operating income and profitability.  As a result, management presented to the Board of Directors on July 22, 2003 a comprehensive cost reduction plan to help mitigate these effects.  The plan included site closures and consolidations, headcount reductions and other actions resulting in a pre-tax charge of approximately $120 million, which would occur over the second half of 2003 through the fourth quarter of 2004.  The impact of these actions, once completed, is expected to generate approximately $30 million in annual pre-tax savings.

In the third quarter of 2003, the Company recorded pre-tax charges in continuing operations of $57.4 million related to the restructuring plan. Severance and other charges of $13.6 million were recorded in the Statement of Operations which included $10.5 million in cost of products sold and $3.1 million in selling, general and administrative expenses.  The third quarter also included a charge of $43.8 million for asset impairments.  The restructuring charges incurred in the third quarter include costs associated with the planned closure of three plants in the Polymer Additives business segment, a strategic realignment of a Specialty Products facility and other organizational changes, with the elimination of approximately 300 positions.  The remaining charges, including additional severance, decommissioning and environmental costs, are expected to be recorded in the fourth quarter of 2003 and during 2004 when the recognition criteria under Statement of Financial Accounting Standards (SFAS) 146, “Accounting for Costs Associated with Exit or Disposal Activities” are met.    Under SFAS 146, a liability for costs associated with exit or disposal activities is recognized when the liability is incurred rather than when an entity commits to an exit plan.

Details of the 2003 asset impairments and restructuring charges by business unit and a reconciliation of the reserve balance at September 30, 2003 are as follows:

Description	Amount of Charge in 2003	2003 Activity *	Reserve Balance at September 30, 2003

Asset Impairment Charges:
Polymer Additives	$39.0	$(39.0)	$—
Specialty Products	0.4	(0.4)	—
Performance Chemicals	4.4	(4.4)	—
	43.8	(43.8)	—

Severance Costs:
Polymer Additives	$12.3	$0.3	$12.6
Specialty Products	0.4	(0.2)	0.2
Performance Chemicals	0.5	(0.2)	0.3
Corporate	0.2	(0.1)	0.1
	13.4	(0.2)	13.2

Other (Polymer Additives)	0.2	(0.2)	—
	$57.4	$(44.2)	$13.2

* Includes the effect of foreign currency translation.

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

A progression of the reserve balance for the nine months of 2003 by business unit is as follows:

Description	Reserve Balance at December 31, 2002	2003 Activity*	Reserve Balance at September 30, 2003

Severance Costs:
Polymer Additives	$4.3	$(1.6)	$2.7
Performance Chemicals	0.1	(0.1)	—
Corporate	0.3	(0.3)	—
	4.7	(2.0)	2.7

Plant Closure and Environmental:
Polymer Additives	10.3	(1.8)	8.5
	10.3	(1.8)	8.5

Other (Corporate)	0.7	(0.8)	(0.1)
	$15.7	$(4.6)	$11.1

* Includes the effect of foreign currency translation.

2000

During the second quarter of 2000 the Company announced cost reduction initiatives to further streamline operations, strengthen the Company’s competitive position and continue to provide a strong platform for future growth.  The major components of this repositioning plan included consolidation of the Company’s three antimony manufacturing operations, elimination manufacturing and research and development positions, primarily in the Polymer Additives business unit and impairment or disposal of certain under-performing and nonstrategic assets.  The restructuring charges related to the 2000 repositioning plan totaled $56.4 million and consisted of $38.0 million for asset impairments, $12.2 million for severance costs and $6.2 million for plant closure and environmental costs.

A progression of the remaining reserve balance to September 30, 2003 is as follows:

Description	Reserve Balance at December 31, 2002	2003 Activity	Reserve Balance at September 30, 2003

Severance Costs - Polymer Additives	$0.1	$(0.1)	$—
Plant Closure and Environmental - Polymer Additives	4.0	(0.1)	3.9
	$4.1	$(0.2)	$3.9

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk Management

During the third quarter of 2003 the Company extended its foreign exchange hedge program by entering into currency option and forward contracts to hedge 2004 anticipated foreign currency transactions.  The principal currencies hedged are the Japanese Yen, British Pound and Euro.  The critical terms of the hedges are the same as the underlying forecasted transactions.  Gains and losses on these instruments are recorded in other comprehensive income (loss) until the underlying transaction is recognized in earnings.

Interest Rate Risk Management

In the third quarter of 2003, the Company entered into a $50 million fixed-to-variable interest rate swap to manage interest expense on fixed rate debt.  The Company already had $75 million of interest rate swaps, which were entered into in the first quarter of 2002.  Gains and losses arising from the fixed to floating swap are recorded in the Statement of Operations concurrently with gains and losses arising from the underlying transaction.  The fair market value of the interest rate swaps was recorded as an asset of $9.4 million at September 30, 2003.

Natural Gas Price Risk Management

During the third quarter of 2003, as part of its risk management strategy, the Company entered into additional fixed price contracts to manage its exposure to changes in 2004 natural gas prices.  The hedging program will be effective in hedging the Company’s exposure to changes in natural gas prices during this period.  The natural gas contracts qualify as cash flow hedges under FAS 133 and are marked to market with unrealized gains and losses deferred in other comprehensive income.  These gains and losses are recognized in earnings (loss) when the underlying transaction affects earnings through cost of products sold.

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

ITEM 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits filed as part of the report are listed below:

	(3)(i)	Restated Certificate of Incorporation filed with the Delaware Secretary of State effective September 17, 2003.

	(3)(ii)	Amended and Restated By-Laws, as adopted by the Board of Directors on September 10, 2003.

	(10)(iii)	Long Term Incentive Plan for Senior Executives, effective for fiscal years 2003-2005 (portions omitted pursuant to request for confidential treatment).

	(31)(i)	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	(31)(ii)	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	(32)(i)	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(32)(ii)	Certification of Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

During the third quarter of 2003 and through November 10, 2003, the Company furnished the following reports on Form 8-K to the Securities and Exchange Commission, providing information under Item 12 of Form 8-K:

(1) Form 8-K filed October 23, 2003, reporting the third quarter 2003 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 10, 2003	By:	/s/ William L. Sherwood
William L. Sherwood
Vice President and Corporate Controller