Form 10-K
period 2003-12-31
GREAT LAKES CHEMICAL CORP
filed 2004-03-11
CIK 43362

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to

Commission file number 1-6450

GREAT LAKES CHEMICAL CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	95-1765035 (IRS Employer Identification No.)

9025 NORTH RIVER ROAD, SUITE 400
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

As of June 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,031,184,178 based on the last reported sales price on the New York Stock Exchange.

As of February 27, 2004, 50,667,679 shares of the registrant's stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on May 6, 2004 are incorporated by reference into Part III.

PART I

ITEM 1.    Business

GENERAL

Great Lakes Chemical Corporation is a Delaware corporation incorporated in 1933 having its principal executive offices at 9025 North River Road, Suite 400, Indianapolis, Indiana 46240. As used in this report, except where otherwise stated or indicated by the context, "Great Lakes" or "the Company" means Great Lakes Chemical Corporation and its consolidated subsidiaries.

Great Lakes (NYSE: GLK) is a global company dedicated to delivering innovative, market-focused specialty chemical solutions and consumer products. The Company's products and services help treat and purify water, keep surfaces in and around the home shining, protect against and extinguish fire, and enhance the stability and performance of a wide range of consumer products, such as computers, electronics, automobiles, packaging, building materials and furniture. The Company serves customers and markets through an integrated network of research, production, sales, distribution and technical services facilities. The Company is organized into three global business units that serve diverse markets around the world:

Polymer Additives - The Polymer Additives business unit offers one of the world's most comprehensive portfolios of polymer additive solutions formulated specially to meet the needs of its customers in a wide range of markets, from furniture and textiles to automotive to consumer electronics to building and construction. The Company's flame retardant division is a leading producer of bromine-, phosphorus- and antimony-based flame retardants and synergists, as well as physical form compounds and blends, which reduce or eliminate the flammability of a wide variety of combustible materials. The Company provides additives that are essential to the performance of natural, semi-synthetic and synthetic lubricants under extreme pressure, as well as fire-resistant fluids and lubricants used in industrial applications. The Company's broad range of stabilizing products - from UV stabilizers to antioxidants to patented non-dusting blends - enhance critical polymer performance characteristics such as heat and light resistance and color consistency. The Company also produces optical monomers used in eyewear and for such applications as protection sheets for welding masks and screens, safety shields, photographic filters, lenses for welders goggles and lab equipment. The bromine performance products business offers products for use in soil, crop and structural pest control applications; bromine intermediates used in electronics, photographic papers, rubber compounds, detergents and pharmaceuticals; and clear brine fluids used in oil and gas exploration.

Specialty Products - The Specialty Products business unit is a leading supplier of consumer products for use in swimming pools, hot tubs and home cleaning, along with products for industrial water treatment. The recreational water treatment division is the world's leading provider of pool and spa care products for pool and spa dealers and distributors, mass market retailers, wholesale distributors, specialty store owners, commercial pool and water park operators, residential and commercial builders, and retail customers. The Company offers non-abrasive bathroom, glass and surface, tub and shower, and toilet bowl cleaners, drain openers, and rust and calcium removers, as well as multipurpose cleaners for indoor and outdoor applications such as bath, kitchen, flooring, laundry and patio. The specialty cleaning line also includes high-performance cleaning solutions that include automotive cleaner/degreaser, wheel cleaner, car wash concentrate and wipes and bug and tar remover. The Company also produces specialty additives for the industrial water treatment and desalination industries, including antiscalants, corrosion inhibitors, dispersants, antifoams, and non-oxidizing and superior bromine-based oxidizing microbiological control processes.

Performance Chemicals - The Performance Chemicals business unit includes businesses that provide value-added products and services to pharmaceutical, information technology, telecommunications and other important markets worldwide. The Company offers world-leading fire suppressants for mission-critical and high-value applications that require waterless fire protection such as computer and telecommunications systems, transportation, medical equipment, laboratories, document vaults and archives, and museums. The Company's fluorine specialties are essential to the performance of fluoro-silicone materials and fluids used under demanding conditions such as extreme temperature fluctuation. Fluorine specialties are also used in high-technology applications such as optical fibers and computer chips, in refrigerants that are used in residential air conditioners as an environmentally friendly alternative to Freon®, and as propellants in medical inhalers. The Company also provides nonclinical toxicological testing and bioanalytical contract services used for product safety and toxicological assessment in the pharmaceutical, chemical and biotechnology industries. As a result of the Company's decision in 2002 to sell its Fine Chemicals business, which provides complex chemical synthesis and process development for the pharmaceutical and agrochemical markets, the net assets of Fine Chemicals have been reclassified as assets held for sale, with operating results reported in Discontinued Operations for all periods presented.

Segment data for the Company's operations for each of the three years in the period ended December 31, 2003 are presented in Note 16 to the Consolidated Financial Statements.

PRODUCTS AND SERVICES

The following is a list of the principal products and services, markets and production facilities of the Company:

POLYMER ADDITIVES

Products	Principal Markets	Production Facilities

Flame Retardants
Flame Retardants:
Bromine-, phosphorus- and antimony-based flame retardants and synergists marketed under the trade names Firemaster®, Kronitex®, Reofos®, Reogard®, Ongard®, Oncor™, Pyrobloc®, Smokebloc® and Timonox®, as well as flame retardant physical for compounds and blends sold under the trade name Fyrebloc®	Building and construction materials; electrical components; wire and cable; information technology and consumer equipment; printed wiring boards; and automotive	El Dorado, AR; Reynosa, Mexico; Trafford Park (Manchester), U.K.
Performance Additives and Fluids:
Lubricant additives sold under the trade name Durad®, fire-resistant lubricants and additives marketed under the trade name Reolube®, and specialty additives sold under the trade name Reomol®	Industrial applications such as aviation, mining, electricity generation, and gas pumping, as well as for applications such as waxes, solvents, and industrial cleaners	Trafford Park (Manchester), U.K.
Bromine Performance Products
Agricultural:
Methyl bromide	Soil, crop and structural pest control	El Dorado, AR
Bromine and Intermediates:
Bromine, bromine derivatives and bromine-based specialty chemicals	Electronics, photographic papers and films, rubber compounds, detergents and pharmaceuticals	El Dorado, AR
Clear Brine Fluids:
Brominated heavy brine fluids	Oil well drilling, completion, and workovers	El Dorado, AR

Polymer Stabilizers
Polymer Stabilizers
Antioxidants, UV absorbers and light stabilizers, marketed under the trade names Alkanox®, Anox™, Lowilite® and Lowinox®; non-dusting blends sold under the trade name Anox™ NDB™	Fibers, cables, household appliances, communications equipment, computer and business machines, automotive, packaging, textiles, building and construction, cosmetics and optical lenses	Catenoy, France; Waldkraiburg, Germany; Pedrengo, Italy; Ravenna, Italy; Pyongtaek, Korea
Optical Monomers
ADC monomers sold under the trade names Nouryset® and RAV-7®	Used in the manufacture of resins for ophthalmic, corrective and solar lenses	Pasadena, TX

SPECIALTY PRODUCTS

Products	Principal Markets	Production Facilities

Recreational
Specialty Products sanitizers AquaBrom®, AquaChem®, Bayrol®, BioGuard®, Guardex®, Hydrotech™, Miami®, OMNI™, Pool Time®, Spa Guard®, Sun® and Vantage®; algicides, biocides oxidizers, pH balancers, mineral balancers and specialty chemicals and accessories	Pool and spa dealers and distributors, mass market retailers, residential and commercial pools, pool service companies, residential and commercial builders	Conyers, GA; Lake Charles, LA; Adrian, MI; Melbourne, Australia; La Chambre, France; Kyalami, South Africa; Andoversford, U.K.
Industrial
Antiscalants, biocides, corrosion inhibitors, dispersants, antifoams, hydantoin derivatives, formulated oxidizers and biocide dispensing equipment	Industrial cooling Specialty Products, industrial and municipal wastewater treatment, municipal desalination, pulp and paper processing, food processing and preservative intermediates	Adrian, MI; El Dorado, AR; Conyers, GA; Trafford Park (Manchester), U.K.
Household
Home cleaning products sold under the trade names Greased Lightning™, Orange Blast™ and The Works®	Grocery stores, mass merchandisers, dollar stores, hardware stores, farm and fleet operators and discount clubs	Ashley, IN; Conyers, GA; Clemson, SC

PERFORMANCE CHEMICALS

Products and Services	Principal Markets	Production Facilities

Fire Suppression
FM-200® fire suppression agent	Information technology including computer and control rooms; telecommunications and emergency response centers; transportation such as airplanes, military vehicles and marine vessels; medical equipment; laboratories; hazardous and flammable liquid storage facilities; document vaults and archives; and art galleries and museums	El Dorado, AR
Fluorine Specialties
Organo-fluorine compounds and fluorinated intermediates	Refrigerants, pharmaceuticals and automotive components	El Dorado, AR

PERFORMANCE CHEMICALS (Continued)

Products and Services	Principal Markets	Production Facilities

Toxicological Services
All phases of nonclinical toxicological testing and bioanalytical services; design of specialized toxicological, metabolic and analytical chemistry programs	Pharmaceutical, chemical and biotechnology industries	Ashland, OH
Fine Chemicals (classified as discontinued operations)
Specialty and fine chemical intermediates	Pharmaceuticals and agrochemicals	Holywell, U.K.

RAW MATERIALS

The primary source of essential raw materials for bromine is the brine from Company-owned wells in Arkansas. The Arkansas properties are located atop the Smackover lime deposits, which constitute a vast underground sea of bromine-rich brine. The 35-mile area between El Dorado and Magnolia, Arkansas, provides the best known geological location for bromine production in the United States, and both major domestic bromine manufacturers are located in this area. In addition, during the third quarter of 2003, the Company entered into a long-term strategic sourcing agreement for elemental bromine and certain derivatives from Dead Sea Bromine Ltd. Based on projected production rates and the above-mentioned sourcing agreement, the Company's bromine and brine supplies are estimated to be adequate.

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

INTERNATIONAL OPERATIONS

Great Lakes has a significant presence in foreign markets, principally Western Europe and Asia. Approximately one-third of the Company's assets and sales are outside the United States. The geographic segment data is set forth in Note 16, "Segment Information," of the Notes to Consolidated Financial Statements.

CUSTOMERS AND DISTRIBUTION

During the last three years, no single customer accounted for more than 10% of Great Lakes total consolidated sales. The Company has no material contracts or subcontracts with government agencies. A major portion of the Company's sales are to industrial or commercial businesses for use in the production of other products. Some products, such as recreational Specialty Products and household chemicals and supplies, are sold to a large number of retailers, mass merchandisers and distributors. Some export sales are marketed through distributors and brokers.

The Company's business does not normally reflect any significant backlog of orders.

COMPETITION

Great Lakes is in competition with businesses producing the same or similar products, as well as businesses producing products intended for similar use. There is one other major bromine producer in the United States, which competes with the Company to varying degrees, depending on the product. In addition, the Company competes with only one major overseas manufacturer of bromine and brominated products, which competes with the Company's products primarily in Europe and Asia. Several small producers in the United States and overseas are competitors for various individual products. Furthermore, there are numerous manufacturers that compete with the Company by offering alternatives to Great Lakes products. In Polymer Stabilizers, the Company competes with a significantly larger supplier across this entire product line and with a number of smaller companies in individual product areas. Within Performance Chemicals, the Fluorine business competes with a global manufacturer producing similar products, as well as manufacturers with products intended for similar use. The Company's Specialty Products business competes with several manufacturers and distributors of swimming pool and spa chemicals, as well as household cleaners.

Principal methods of competition are innovation, price, product quality and purity, technical services and service delivery. The Company is able to move quickly in providing new products to meet identified market demands. Management believes these factors, combined with highly qualified technical personnel, allow the Company to compete effectively.

SEASONALITY AND WORKING CAPITAL

The Company's products sold to the swimming pool industry exhibit some seasonality. The Company experiences higher sales and profits in the second and third quarters for pool products. Seasonality also requires that the Company build inventories for rapid delivery at certain times of the year. In particular, sales related to the pool product season require a build-up of inventory at the beginning of the year. Certain arrangements with mass market customers permit returns of unsold material at the end of a season. The effect of these items on working capital and liquidity requirements quarter to quarter may be material.

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

Research and development expenditures are described in Note 1, "Summary of Significant Accounting Policies," of the Notes to Consolidated Financial Statements.

ENVIRONMENTAL

The Company's operations are subject to various laws and regulations relating to maintaining or protecting the quality of the environment. Information regarding environmental compliance and contingencies is set forth under the "Environmental" caption in "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Note 2, "Repositioning Plans," and in Note 19, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements.

EMPLOYEES

The Company currently employs approximately 4,200 people, 38% of whom are employed outside the United States. Approximately 150 U.S. employees are represented by collective bargaining agreements. The Company maintains good employee relations, and while the Company has successfully completed its past labor negotiations without a work stoppage, it cannot predict the outcome of any future contract negotiations.

AVAILABLE INFORMATION

The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports, are available free of charge on the Company's Internet website at http://www.greatlakes.com as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission.

ITEM 2.    Properties

The Company leases its principal executive offices in Indianapolis, Indiana. The Company operates 20 production facilities in 9 countries. The Company has distribution facilities at all of its manufacturing sites. Listed under "Item I. Business" above in the table captioned "Products and Services" are the production facilities by business unit. The Company's principal research facilities are in West Lafayette, Indiana, and Decatur, Georgia. Most principal locations are owned.

In addition, the Company owns or leases warehouses, distribution centers and office space for administrative and sales activities throughout the world. All of the Company's facilities are in good repair, suitable for the Company's businesses, and have sufficient capacity to meet present market demands at an efficient operating level.

ITEM 3.    Legal Proceedings

The Company cooperated with the United States Department of Justice (DOJ) and the European Commission in their respective investigations of the bromine and brominated products industry. Both investigations were initiated after the Company self-reported to those agencies certain business practices that raised questions under antitrust laws. As a result of the Company's cooperation, the Company and its current directors and employees were accepted into the DOJ's amnesty program. In addition, the Company sought favorable treatment under a program in the European Union that also rewards self-reporting and cooperation. On May 26, 2003, the Company received a letter from the EC Competition Directorate General officially notifying the Company of the Commission's decision not to pursue any proceedings.

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

There were 10 federal purported class action lawsuits and five California purported class actions naming the Company, each claiming treble damages arising out of an alleged conspiracy concerning the pricing of bromine and brominated products. The federal lawsuits were consolidated in the District Court for the Southern District of Indiana, which, over the Company's opposition, certified a class of direct purchasers of certain brominated products.

On September 10, 2002, the Company agreed to settle all of the federal class actions. The settlement agreement affects direct purchasers from the Company of brominated diphenyl oxides (decabromodiphenyl oxide, octabromodiphenyl oxide and pentabromodiphenyl oxide) and their blends, tetrabromobisphenol-A and its derivatives and all methyl bromide products and their derivatives in the United States between January 1, 1995 and April 30, 1998. The Company agreed to a $4.1 million cash payment and $2.6 million in vouchers for the future purchase of decabromodiphenyl oxide and/or tetrabromobisphenol-A, to be distributed to class members. The cash settlement was reflected in the fourth quarter of 2002 as a reduction to litigation reserves previously recorded in prior periods.

Pursuant to the settlement agreement, the Company remitted the cash portion to an escrow account on November 8, 2002, subject to final approval of the settlement agreement by the federal court. After notice to class members, the federal court gave final approval to the settlement in January 2003. In addition, the plaintiffs submitted a plan of distribution for court approval. The plan included a form of voucher agreed to by the Company. As of the end of the fourth quarter of 2003, no vouchers have been issued.

The California cases pending in the Superior Court for San Francisco County claim alleged violations of California competition laws and were stayed pending resolution of the federal cases. The cases are not impacted by the federal settlement. The Company has denied that the cases were legitimately filed as class actions, denies all liability and intends to defend the cases vigorously.

OSCA, the interest in which the Company divested to BJ Services Company as of May 31, 2002, is a party to certain pending litigation regarding a blowout of a well in the Gulf of Mexico operated by Newfield Exploration Company. In the lawsuit, the plaintiffs claimed that OSCA and the other defendants breached their contracts to perform work-over operations on the well and were negligent in performing those operations. On April 4, 2002, a jury reached a verdict on those claims, finding OSCA and the other defendants responsible for those claims and determining OSCA's share of the damages. In connection with the lawsuit, the Company asserted claims against its insurers and insurance brokers in support of insurance coverage for this incident. A related trial on these insurance coverage claims was conducted by the submission of legal briefs. Thereafter, the court issued its final judgments on the underlying liability claims and the insurance coverage claims, entering judgment against OSCA for a net amount of approximately $13.3 million plus interest, and finding that such amount was only partially covered by insurance. Pursuant to an indemnification agreement between the Company and BJ Services entered into at the time of the sale of OSCA (see Note 4 to the Consolidated Financial Statements), Great Lakes has agreed to pay BJ Services a certain percentage of any uninsured cash damages in excess of an amount paid by OSCA upon settlement or final determination of this pending litigation. As of December 31, 2003, the Company has a $9.4 million reserve in discontinued operations for this indemnification liability. Great Lakes and BJ have appealed the liability and insurance coverage decisions.

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

During the second quarter of 2003, the Company favorably resolved a dispute arising out of a customer's breach of a supply contract in the amount of $3.1 million, related to its Fluorine business.

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

ITEM 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II

ITEM 5.    Market for Registrant's Common Equity and Related Stockholder Matters

The common stock of Great Lakes Chemical Corporation is traded on the New York Stock Exchange (the "NYSE") under the trading symbol GLK. The following table sets forth the quarterly dividends paid per share and the ranges of high and low market prices per share on the NYSE for the last two fiscal years, based upon information supplied by the NYSE.

2003	March 31	June 30	September 30	December 31

Cash dividends paid per share	$0.09	$0.09	$0.09	$0.09

Stock Price Data
High	$25.53	$24.84	$22.10	$27.60
Low	20.10	20.11	19.55	19.51
Year-end close				27.19

2002	March 31	June 30	September 30	December 31

Cash dividends paid per share	$0.08	$0.08	$0.08	$0.08

Stock Price Data
High	$28.59	$28.40	$29.31	$26.75
Low	21.55	23.70	21.24	22.51
Year-end close				23.88

As of February 27, 2004, there were approximately 2,006 stockholders of record of the Company's common stock.

ITEM 6.    Selected Financial Data

(millions, except per share data) Year Ended December 31,	2003	2002	2001	2000	1999

Statement of Operations Data
Net sales	$1,464.6	$1,401.5	$1,352.8	$1,449.8	$1,291.1
Operating income (loss)	(52.3)	111.2	(141.4)	146.2	171.0
Income (loss) from continuing operations before income taxes	(89.0)	68.7	(221.0)	117.4	187.5
Income taxes (credit)	(55.1)	21.3	(39.8)	36.6	39.7
Effective income tax rate	(61.9)%	31.0%	(18.0)%	31.2%	21.2%
Income (loss) from continuing operations	$(33.9)	$47.4	$(181.2)	$80.8	$147.8
Income (loss) from discontinued operations	(14.2)	77.6	(108.3)	46.2	(8.2)
Income (loss) before cumulative effect of accounting change	(48.1)	125.0	(289.5)	46.2	(8.2)
Cumulative effect of accounting change	(3.3)	—	—	—	—

Net income (loss)	$(51.4)	$125.0	$(289.5)	$127.0	$139.6
Balance Sheet Data - Year-End(1)
Working capital (excluding cash and cash equivalents)	$171.7	$150.3	$116.2	$294.8	$282.6
Current ratio	1.9	2.0	1.4	2.5	3.7
Capital expenditures	$62.7	$64.8	$131.2	$132.9	$94.9
Total assets	1,663.6	1,663.6	1,475.3	1,782.4	1,888.2
Non-current liabilities	106.4	103.1	67.9	28.4	29.9
Debt (net of cash and cash equivalents)	263.5	181.5	456.2	444.4	420.8
Debt	434.7	440.6	511.7	663.0	889.1
Percent of total capitalization	36.9%	37.1%	45.5%	41.1%	47.2%
Stockholders' equity	$743.5	$745.7	$613.5	$949.7	$994.1
Share Data
Basic earnings (loss) per share
Continuing operations	$(0.67)	$0.94	$(3.60)	$1.54	$2.56
Discontinued operations	(0.28)	1.54	(2.16)	0.88	(0.14)
Cumulative effect of accounting change	(0.07)	—	—	—	—

Net income (loss)	$(1.02)	$2.48	$(5.76)	$2.42	$2.42
Diluted earnings (loss) per share
Continuing operations	$(0.67)	$0.94	$(3.60)	$1.54	$2.55
Discontinued operations	(0.28)	1.54	(2.16)	0.88	(0.14)
Cumulative effect of accounting change	(0.07)	—	—	—	—

Net income (loss)	$(1.02)	$2.48	$(5.76)	$2.42	$2.41
Cash dividends per share
Declared during year	$0.365	$0.33	$0.32	$0.32	$0.32
Paid during year	0.36	0.32	0.32	0.32	0.32
Payout as a percent of net income (loss)	(35.3)%	12.9%	(5.6)%	13.2%	13.2%
Shares outstanding (basic)
Average during year	50.4	50.2	50.3	52.4	57.8
At year-end	50.6	50.2	50.2	50.3	54.5
Stock price
At year-end	$27.19	$23.88	$24.28	$37.19	$38.19

(1)
Amounts reflect balances for continuing operations.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following provides a review of the consolidated financial position of Great Lakes Chemical Corporation ("the Company"), at December 31, 2003 and 2002, the consolidated results of operations for each of the three years in the period ended December 31, 2003, and where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements, notes and selected consolidated financial data. As described in Note 3 to the Consolidated Financial Statements, the results of the Fine Chemicals business as a part of the Performance Chemicals business unit and OSCA, formerly the Energy Services and Products business unit, are reported in Discontinued Operations for all periods presented.

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

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. See Note 1 to the Company's Consolidated Financial Statements for a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements. We believe the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our consolidated financial position and results of operations.

GENERAL

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. The most significant estimates and assumptions relate to restructuring charges, impairment of goodwill, intangibles and other long-lived assets, income taxes, pensions, asset retirement obligations and contingencies related to litigation and environmental matters. Actual amounts could differ significantly from these estimates.

RESTRUCTURING ACTIVITIES

The Company recorded restructuring charges, net of adjustments, of $28.7 million, $(0.9) million and $42.5 million in 2003, 2002 and 2001, respectively. These charges and adjustments were made in connection with detailed repositioning and restructuring plans approved by the Board, which provided for a series of cost reduction initiatives to further streamline operations, strengthen the Company's competitive position and provide a platform for future growth. The charges associated with these plans included estimates for employee severance costs, plant closure and related environmental costs and the settlements of various contractual obligations resulting from these repositioning and restructuring actions. When it is determinable that the actual costs differ from the original estimates, adjustments, either additional charges or reversals, are made to the remaining restructuring reserves at that time.

IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS

The Company evaluates long-lived assets, including goodwill and other intangible assets, annually or when events occur or circumstances change that may result in a potential impairment. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of acquired businesses. If impairment indicators are present, the Company is required to assess the recoverability of these assets. In assessing the recoverability of the

Company's goodwill and other intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to adjust the impairment charges for these assets. The Company recorded asset impairments of $69.1 million, $6.0 million and $106.1 million in 2003, 2002 and 2001, respectively.

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

At December 31, 2003 and 2002, the Company had deferred tax assets, net of valuation allowances, in excess of deferred tax liabilities of $50.5 million and $9.9 million, respectively. At December 31, 2003 and 2002, management determined that it is more likely than not that $56.4 million and $35.7 million, respectively, of certain deferred tax assets, primarily foreign jurisdiction net operating loss carryforwards, will not be realized, requiring the Company to establish a valuation allowance for those amounts.

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

DEFINED BENEFIT PENSION PLANS

The Company sponsors various non-contributory and contributory defined benefit pension plans which have significant pension benefit costs developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets and rates of increases in compensation levels. The Company is required to consider current market conditions, including changes in interest rates and plan asset investment returns, in determining these assumptions. At October 1, 2003 (the annual plan measurement date), appropriate changes were made in the key assumptions for the plans. See Note 15 to the Company's Consolidated Financial Statements for detail of these assumptions. The Company currently expects pension costs to decrease by approximately $3 million to $12 million in 2004 compared to 2003. The Company has no funding requirements for 2004 as actuarially determined for the U.S. plans. Although there were no funding requirements for 2003, the Company made a voluntary contribution of 300,000 shares of Company treasury stock, or $6.3 million, to the U.S. qualified plan during the second quarter of 2003. In the third quarter of 2003, the Company made an additional discretionary cash contribution to the U.S. qualified plan of $10 million. Company contributions to the non-U.S. plan in 2004 are expected to be approximately $3 million, in line with 2003 amounts.

An increase in either the discount rate or expected return on plan assets of one-fourth of 1 percentage point, holding all other assumptions constant, would decrease the Company's pension expense by $2.4 million and $0.6 million, respectively. Correspondingly, a decrease in these assumptions of one-fourth of 1 percentage point, holding all other assumptions constant, would increase the Company's pension expense by $2.4 million and $0.6 million, respectively.

ASSET RETIREMENT OBLIGATIONS

The Company currently has legal obligations to close bromine supply and disposal wells at the end of the assets' useful lives. The Company carries these obligations at their fair value as determined under Statement of Financial Accounting Standards (SFAS) 143, "Accounting for Asset Retirement Obligations," (ARO) which was adopted as of January 1, 2003. The statement requires that upon recognition of a liability, the cost is capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Upon adoption, the Company recorded an increase in plant and equipment, net of related accumulated depreciation, of $0.6 million and recognized an asset retirement obligation of $5.7 million, resulting in a charge to income reported as a cumulative effect of an accounting change of $3.3 million, net of income taxes. The calculation of fair value requires the Company to make certain estimates, including the amount and timing of future cash outflows and appropriate discount rates. Changes in certain estimates resulted in an adjustment to reduce the asset retirement obligation by $0.3 million. Additional adjustments may be required in the future if the estimated costs and timing of closure activities changes.

CONTINGENCIES

The Company is subject to legal proceedings, lawsuits and other claims related to environmental, labor, product and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes related to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The Company records a reserve when management considers the likelihood of an unfavorable outcome probable and when a reasonable estimate of the liability can be made. At December 31, 2003, the Company had accrued $8.0 million and $43.8 million related to litigation and environmental liabilities, respectively, related to continuing operations. These accruals are estimates and may change in the future as new developments arise as changes are made in settlement strategy.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to net sales of certain income statement items for the Company's continuing operations:

Year Ended December 31	2003	2002	2001

Net sales	100.0%	100.0%	100.0%
Cost of products sold	81.4	76.3	85.6

Gross profit margin	18.6	23.7	14.4
Selling, general and administrative expenses	17.5	15.3	17.1
Asset impairments	4.7	0.4	7.8

Operating income (loss)	(3.6)	8.0	(10.5)
Interest income (expense) - net	(1.8)	(2.0)	(2.4)
Other income (expense) - net	(0.7)	(1.1)	(3.5)

Income (loss) before income taxes	(6.1)	4.9	(16.4)
Income taxes (credit)	(3.8)	1.5	(3.0)

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	(2.3)%	3.4%	(13.4)%

The following table provides details of amounts for asset impairments, restructuring charges and certain other significant items reflected in the Company's operating results in 2003, 2002 and 2001. This information should be referenced when reading the Results of Operations section below.

Certain Other Significant Items included in Operating Income:

(in millions) Year Ended December 31	2003	2002	2001

Asset impairments (all segments)(1)	$69.1	$6.0	$106.1
Restructuring charges (all segments)(1)	28.7	—	42.5
Change in useful life of enterprise software (Corporate)	10.0	—	—
Severance and lease costs (Specialty Products)	0.8	—	—
Headquarter relocation costs and other costs	0.5	—
(Specialty Products and Corporate)
Litigation settlement (Performance Chemicals)	(3.1)	—	—
Joint venture contract settlement costs (Polymer Additives)	2.6	—	—
Pricing settlement - purchase contract (Polymer Additives)	1.4	—	—
External consulting fees - restructuring related (Corporate)	0.8	—	—
Inventory impairments	—	—	25.7
Environmental remediation costs	—	—	24.5
Operating inefficiencies incurred after plant shutdown announcement	—	—	7.4
Contract cancellation costs	—	(1.0)	1.0
U.K. cumulative pension liability adjustment	—	—	1.6
Adjustments to reserves for restructuring charges, (excluding asset impairments), taken in prior years	(0.1)	(0.9)	—
Other	1.0	—	0.9

Total	$111.7	$4.1	$209.7

Included in the Consolidated Statements of Operations as follows:
Cost of products sold	$28.6	$(1.5)	$96.9
Selling, general and administrative expenses	14.0	(0.4)	6.7
Asset impairments	69.1	6.0	106.1

Total	$111.7	$4.1	$209.7

(1)
See Note 2 to the Consolidated Financial Statements

2003 COMPARED WITH 2002

Continuing Operations

Net sales increased 4.5% to $1,464.6 million from $1,401.5 million in the prior year. Included in net sales in 2003 were $43.9 million of sales related to the household product acquisitions of Lime-O-Sol and A&M Products. Excluding the sales from these acquisitions, net sales increased 1.4%. Sales for the year were positively impacted by 4.3% from the effects of foreign exchange, offset by lower volumes of 2.2% and a 0.7% impact of lower prices.

Gross profit decreased $59.0 million to $272.8 million in 2003 from $331.8 million in 2002. Gross profit margins (gross margin as a percentage of net sales) decreased to 18.6% from 23.7% in the prior year. Included in cost of products sold in 2003 and 2002 were $28.6 million and $(1.5) million, respectively, of certain significant items, as reflected in the above table. Excluding these amounts, gross margin decreased to 20.6% from 23.6% year-over-year. The decrease reflects the impact of lower sales volumes during the year. Higher raw material and energy costs totaling $23.8 million, lower selling prices and unabsorbed manufacturing costs also contributed to the decline in gross profit margin.

Selling, general and administrative expenses increased $41.4 million to $256.0 million. Included in the increase are net expenses for restructuring and other significant items of $14.0 million and $(0.4) million for 2003 and 2002, respectively, detailed in the table above. Also contributing to the increase in selling, general and administrative expenses was the inclusion of $10 million of expenses incurred by the household product acquisitions in 2003, the negative effects of foreign currency of $9 million and higher pension and insurance costs of $6 million.

Asset impairments in 2003 and 2002 totaled $69.1 million and $6.0 million, respectively. Impairment charges in the current year reflect the closure of three Polymer Additives manufacturing sites and a research and development facility which totaled $41.8 million, approximately $21.5 million for the impairment of goodwill and other long-lived assets of the antimony products business, $1.4 million of asset impairments due to Specialty Products site consolidations and $4.4 million of assets related to the Fluorine business. These asset impairments are part of the repositioning plan implemented by Company management starting in the second quarter of 2003. Asset impairments in 2002 reflect the activities occurring in 2002 subject to the 2001 repositioning plan.

Operating income (loss) decreased $163.5 million to $(52.3) million in 2003 from $111.2 million in the prior year. Included in operating income (loss) were net charges of $111.7 million and $4.1 million in 2003 and 2002, respectively, detailed in the above table. In addition, operating income decreased due to lower sales prices and volumes, higher raw material and energy costs and increased selling, general and administrative expenses. In total, foreign exchange lowered operating income by $3.0 million.

Other income (expense) - net decreased $4.0 million from an expense of $(14.9) million in the prior year to an expense of $(10.9) million in 2003. Other income (expense) in 2003 included a $1.1 million favorable arbitration settlement and a $1.1 million net reduction to environmental reserves related to three non-operating sites. Other income (expense) in 2002 included $4.6 million of fixed asset write-downs net of a reversal of $(2.7) million for litigation and other settlements. Included in the fixed asset write-downs of $4.6 million is a $1.6 million impairment of the Specialty Products business unit's BioLab corporate office facility as a part of a management plan to move to a leased facility in 2003. The existing facility was sold in January 2003. Changes in foreign exchange were favorable by $2.3 million in the current year compared to the prior year. Amortization expense in 2003 and 2002 were $5.8 million and $3.4 million, respectively, with the increase in 2003 reflecting the amortization of intangible assets acquired through the household products acquisitions.

Income tax expense (credit) for the year ended December 31, 2003 amounted to a credit of $(55.1) million or an effective tax rate of (61.9)% compared to an expense of $21.3 million or an effective tax rate of 31.0% in the prior year. The 2003 effective rate benefited from a favorable ruling from the Internal Revenue Service (IRS) regarding certain income tax issues related to the Company's federal income tax filings. As a result of this decision and through evaluation of its remaining reserves, the Company released $27.5 million to earnings through income taxes (credits) in the third quarter of 2003. Excluding this release to earnings in 2003, the Company's effective tax rate would have been 31.0%.

Income (loss) from continuing operations before cumulative effect of accounting change was $(33.9) million or $(0.67) per share in 2003, as compared to $47.4 million or $0.94 per share in 2002.

SEGMENT INFORMATION

The Company has changed its reportable business segments as of the first quarter of 2003 in order to align the external presentation of results with the Company's current management and operating structure. The Company continues to operate in three business segments - Polymer Additives, Specialty Products (formerly named Water Treatment) and Performance Chemicals. In addition, the Agricultural Products and Bromine Intermediates businesses, collectively referred to as the Brominated Performance Products business, were reclassified from Performance Chemicals to the Polymer Additives business segment. The remaining components of the Performance Chemicals segment are unaffected. In addition, the Water Treatment segment has been renamed Specialty Products to include the Company's recent acquisitions of specialty household cleaning products, which joins the Company's swimming pool and industrial water sanitizers and related products.

The segment information for the year ended December 31, 2002 reported in the Company's 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission were presented in the previously existing business segments. The following table provides a comparison of the business segments as reported on the Form 10-K as of December 31, 2002 and the realigned segment presentation beginning in the first quarter of 2003.

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

The Company's three global segments: Polymer Additives, Specialty Products and Performance Chemicals are strategic business units that offer products and services that are intended to satisfy specific customer requirements. The units are organized and managed to deliver a distinct group of products, technology and services.

Set forth below is a discussion of the operations of the Company's business segments: Polymer Additives, Specialty Products and Performance Chemicals. The Company evaluates business unit performance and allocates resources based on operating income, which represents net sales less cost of products sold and selling, general and administrative expenses, as well as cash flows and return on investment. Both Polymer Additives and Specialty Products use bromine as a raw material in their production processes. Bromine is transferred at cost from Polymer Additives to Specialty Products. In addition, assets used in the production of bromine are allocated from Polymer Additives to Specialty Products based on the percentage of production consumed.

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

	2003	2002

Net sales	$749.8	$745.5
Operating income (loss)	(89.5)	37.0

Net sales increased $4.3 million or 0.6% in 2003. The increase in sales in Polymer Stabilizers more than offset a decline in sales in Flame Retardants and Brominated Performance Products. Overall selling prices for Polymer Additives were comparable year over year. Price increases in Flame Retardants were offset by pricing pressure in Polymer Stabilizers, which leveled off in the second half of the year. Sales volumes in Polymer Additives decreased sales by 5.1%. The business continues to focus on offering new innovative solutions in the marketplace. The level of new product sales, defined by management as products introduced in the last five years, increased to $81 million in 2003 from $59 million in 2002. Sales in Polymer Additives were favorably impacted 5.3% year-to-date from the effects of foreign exchange.

Operating income (loss) decreased $126.5 million to $(89.5) million for the year. Included in operating income in 2003 are $94 million of charges for asset impairment, restructuring and other significant items. Included in operating income in 2002 are $5.4 million of charges for adjustments to reserves for previously recorded charges. In addition, the decrease reflects the impact of higher raw material costs, lower sales volumes, the reduction of inventory levels and unfavorable manufacturing variances in 2003 in the Bromine business. Operating results of Polymer Additives were also affected by a decline in sales of Methyl Bromide, an agricultural product, when compared to last year. This decline reflects variations in customer order patterns and the phase-down of sales of Methyl Bromide in accordance with the Montreal Protocol. Mandated production cuts began in 1999 and are expected to continue through 2005 unless legislation or other regulatory actions modify current phase-down requirements.

Specialty Products

The Specialty Products business unit is the world's leading provider of recreational water care products to the consumer. BioLab Water Additives, through its proprietary position in polymaleate chemistry, and as the world's foremost provider of bromine-based biocides, is a leading supplier of antiscalants, corrosion inhibitors, dispersants, antifoams, hydantoin derivatives, formulated oxidizers and desalination solutions. Through its acquisitions of Lime-O-Sol and A&M Cleaning Products in 2003, the Specialty Products business entered the specialty household cleaning products business with The Works® brand of non-abrasive bathroom cleaners, glass and surface cleaners, toilet bowl cleaners, drain openers and rust and calcium removers, as well as Greased Lightning™ and Orange Blast™ multipurpose cleaners.

	2003	2002

Net sales	$611.9	$543.0
Operating income	72.7	83.1

Specialty Products net sales increased $68.9 million or 12.7% to $611.9 million in the current year. Net sales attributable to the Company's 2003 household products acquisitions (see Note 4 to the Consolidated Financial Statements) were $43.9 million or 7.2%. Also contributing to the increase in sales were higher sales volumes of new products of 2.0% and the favorable effects of foreign currency of 3.2%, partially offset by a 1% decline in price.

Operating income for Specialty Products decreased $10.4 million to $72.7 million for the year 2003. Included in 2003 are $4.2 million of asset impairment charges, severance costs and headquarter relocation costs. Included in 2002 are reversals of $1.0 million of previously recorded reserves for contract cancellation and other costs. An unfavorable sales mix triggered by an unseasonably cool and rainy pool season in the northeast and mid-central U.S. contributed to the lower operating results in the current year. In addition, the positive effects of acquisitions and foreign exchange were more than offset by the effects of a decrease in productivity, higher raw material costs and increased selling, general and administrative expenses to fund growth initiatives, in particular, the household products business.

Performance Chemicals

The Performance Chemicals business unit, which includes WIL Laboratories, is a global supplier of fluorine-based fire suppression agent FM-200®, fluorine-based intermediates and all phases of nonclinical toxicological testing to broad and diverse markets that include information technology; telecommunications; transportation; medical; automotive; electronics; photographic paper and films; rubber compounds; detergents; soil, crop and structural pest control; pharmaceuticals; and the chemical and biotechnology industry. Performance Chemicals excludes the Fine Chemicals business as this business has been reported as discontinued operations for all periods presented, (see Note 3 to the Consolidated Financial Statements).

	2003	2002

Net sales	$102.9	$114.9
Operating income	13.8	26.6

Net sales for Performance Chemicals decreased $12.0 million or 10.4% in the current year. Sales volumes decreased 3.9% while pricing decreased by 7.9%. These decreases were slightly offset by the positive effects of foreign exchange. Sales at WIL Laboratories increased from the prior year due to increased volumes and a favorable service mix, while the Company's fluorine-based businesses continued to face weaknesses in pricing and volume based on the state of the information and telecommunication infrastructure spending levels.

Operating income decreased $12.8 million or 48.1% in the current year. Operating income in 2003 included $4.8 million of asset impairments and restructuring charges offset by a favorable litigation settlement of $3.1 million. The volume and price declines in the fluorine-based business and higher spending to fund growth programs surrounding the fire suppression business negatively impacted 2003 operating income.

2002 COMPARED WITH 2001

Continuing Operations

Net sales increased 3.6% to $1,401.5 million from $1,352.8 million in the prior year. Strong volume gains in the Specialty Products and Polymer Additives business units were offset by lower sales in Performance Chemicals related to the Fluorine business and lower selling prices in the Polymer Additives and Performance Chemicals business units. For the Company as a whole, sales volumes increased 5% while pricing was down 2%.

Gross profit margins increased to 23.7% from 14.4% in the prior year. Included in the gross profit margin in 2001 are $96.9 million of repositioning activity costs as reflected in the table on page 18. Excluding these costs, gross profit margins increased to 23.7% from 21.5%. The increase reflects the benefits realized from improved manufacturing efficiencies, lower raw material costs and productivity gains associated with the repositioning efforts undertaken in the second half of 2001. These items more than offset reduced selling prices in Polymer Additives and Performance Chemicals.

Selling, general and administrative expenses decreased $15.2 million to $214.6 million. As a percent of sales, selling, general and administrative expenses decreased from 17.1% to 15.3%. These decreases reflect the benefits of repositioning efforts undertaken in the second half of 2001, as well as lower information technology and legal spending, which more than offset higher pension and insurance costs. Included in 2002 and 2001 are net repositioning activity costs of $(1.5) million and $6.7 million, respectively (see Note 2 to the Consolidated Financial Statements).

Asset impairments in 2002 of $6.0 million reflect additional impairments needed to complete actions undertaken in connection with the 2001 repositioning plan. Asset impairments in 2001 of $106.1 million reflect the closure of three plants and impairment of goodwill in the Polymer Additives business unit as reflected in the table on page 18.

Operating income (loss) was $111.2 million compared to $(141.4) million in the prior year. Included in operating income in 2002 are $5.1 million of restructuring charges and asset impairments offset by $1.0 million of reversals of previously recorded repositioning items. Operating income in 2001 includes the effects of $209.7 million of restructuring charges and other repositioning activities. Excluding the impact of restructuring charges and repositioning items, operating income increased $47.0 million year over year. This increase reflects the higher sales volumes, productivity gains, lower raw material costs and the decrease in selling, general and administrative expenses, all of which more than offset lower selling prices.

Interest income (expense) - net decreased $5.2 million to $(27.6) million in 2002 reflecting reduced net debt levels in the current year and the effects of an interest rate swap entered into during the first quarter of 2002, which reduced interest expense by $2.1 million in 2002.

Other income (expense) - net decreased $31.9 million from other expense - net of $(46.8) million in the prior year to $(14.9) million in 2002. Other income (expense) in 2002 included $4.6 million of fixed asset write-downs net of a reversal of $(2.7) million for litigation and other settlements. Included in the fixed asset write-downs of $4.6 million is a $1.6 million impairment of the Specialty Products business unit's BioLab corporate facility as a part of a management plan to move to a leased facility in 2003. The existing facility was sold in January 2003. Other income (expense) in 2001 included one-time charges of $33.8 million (see Note 2 to the Consolidated Financial Statements). In addition, as of January 1, 2002, the Company ceased amortization of goodwill in accordance with the adoption of SFAS No. 142 (see Note 1 to the Consolidated Financial Statements). Goodwill amortization of $6.5 million was recognized in 2001. The absence of $6.5 million in goodwill amortization in other income (expense) - net in 2002 was more than offset by lower earnings of affiliates and higher foreign exchange losses due to the weakening of the U.S. dollar against the euro and the British pound.

Income tax expense (credit) for the year ended December 31, 2002 amounted to an expense of $21.3 million or an effective tax rate of 31.0% compared to a credit of $(39.8) million or effective tax rate of (18.0)% in the prior year. The 2002 effective income tax rate of 31% was higher than the Company's 2001 income tax rate due primarily to the increase in the valuation allowance and non-deductible goodwill write-offs related to the 2001 repositioning activities.

Income (loss) from continuing operations was $47.4 million or $0.94 per share in 2002, as compared to $(181.2) million or $(3.60) per share in 2001.

Set forth below is a discussion of the operations of the Company's business segments: Polymer Additives, Specialty Products and Performance Chemicals. Operating income, which is the income measure the Company uses to evaluate business segment performance, represents net sales less costs of products sold and selling, general and administrative expenses. Both Polymer Additives and Specialty Products use bromine as a raw material in their production processes. Bromine is transferred at cost from Polymer Additives to Specialty Products. In addition, assets used in the production of bromine are allocated from Polymer Additives to Specialty Products based on the percentage of production consumed.

Polymer Additives	2002	2001

Net sales	$745.5	$700.1
Operating income (loss)	37.0	(189.5)

Net sales increased $45.4 million or 6.5% in 2002. New product introductions and stronger end market demand drove an increase in sales volumes of 7%. This volume growth was partially offset by a 2% decline in selling prices. Roughly one-half of the 7% volume growth, or $25 million, is attributable to new product growth. Foreign exchange added 2% to sales.

Operating income (loss) increased $226.5 million to $37.0 million for the year. Excluding restructuring costs and asset impairments of $5.4 million in 2002 and restructuring costs, asset impairments, inventory write-downs, environmental remediation costs and other repositioning items of $186.4 million included in operating income (loss) in 2001 (see Note 2 to the Consolidated Financial Statements), operating income increased $45.5 million. Higher sales volumes and new product growth contributed $25 million to the increase. In addition, benefits derived from restructuring activities, lower raw material costs and focused productivity efforts added $39 million. These benefits more than offset the decrease in selling prices of $17 million and the negative impact of foreign exchange of $1 million in the current year.

Specialty Products	2002	2001

Net sales	$543.0	$507.0
Operating income	83.1	53.6

Specialty Products net sales increased 7.1% to $543.0 million in the current year. Market penetration led by growing consumer acceptance of innovative product offerings and warmer weather patterns throughout most of the 2002 pool season drove the increase.

Operating income increased from $53.6 million in 2001 to $83.1 million in 2002. Included in 2002 are reversals of $1.0 million of previously recorded reserves for contract cancellation and other costs. Excluding these 2002 reversals and restructuring charges, inventory write-downs, contract cancellation costs and other repositioning items of $11.2 million included in operating income in 2001 (see Note 2 to the Consolidated Financial Statements), operating income increased $17.3 million. The positive impact of higher sales volumes and the strength of the new product portfolio contributed

$10 million. In addition, focused productivity efforts and lower raw material costs each added $5 million. Acquisitions also added $1 million. The positive impact of these items more than offset the effect of slightly lower selling prices of $4 million.

Performance Chemicals	2002	2001

Net sales	$114.9	$141.3
Operating income	26.6	34.0

Net sales decreased $26.4 million or 18.7% in the current year. Sales decreased 11% from lower volumes and 8% from a decline in selling prices, primarily in the Fluorine business. These decreases reflect the continued slow-down in information technology and telecommunication infrastructure spending.

Operating income decreased $7.4 million or 21.8% in the current year. Excluding restructuring charges, inventory write-downs, environmental remediation costs and other repositioning items of $9.6 million included in operating income in 2001 (see Note 2 to the Consolidated Financial Statements), operating income decreased $17.0 million. Lower sales volumes contributed $11 million to the decrease while lower selling prices added $6 million to the decrease.

Discontinued operations

In 2002, management, with the approval of the Board of Directors, committed to a plan to divest the Company's Fine Chemicals business, previously a part of the Performance Chemicals business unit. As a result of these actions and management's continued efforts to sell the business, the Company reports Fine Chemicals as discontinued operations for all periods presented. The Halebank, U.K. site of the Fine Chemicals business was sold on December 17, 2003 resulting in a loss on sale of approximately $900,000, reported in other income (expense) - net. Management's plans are to continue its efforts to sell the remaining Fine Chemicals site until a sale has been consummated.

In May 2002, the Company completed the sale of its Energy Services and Products business unit, OSCA, to BJ Services Company. Under the terms of the sale, BJ Services acquired all outstanding shares of OSCA, including the Company's 53.2% holding, for $28.00 per share in cash, or $221 million, resulting in a gain of $175.4 million. This transaction provided the Company with net proceeds of approximately $200 million, which was used to reduce the Company's debt position. As a result of this transaction, the Company has reflected OSCA as discontinued operations in 2002 and 2001.

Net sales and operating income (loss) relating to discontinued operations for 2003, 2002 and 2001, are as follows:

Year ended December 31	2003	2002	2001

Net sales
Fine Chemicals	$45.9	$55.2	$66.0
OSCA	—	58.1	175.9
Operating income (loss)
Fine Chemicals	$(16.4)	$(33.7)	$(154.0)
OSCA	—	(16.3)	18.1

Included in operating income in 2003 were restructuring charges for Fine Chemicals consisting of asset impairments of $15.8 million and $1.9 million of charges for severance. Included in operating income for the Fine Chemicals business in 2002 are $22.9 million of asset impairment charges and $3.8 million of severance costs. These charges were recorded in conjunction with the intended sale of the Fine Chemicals business. Fine Chemicals net restructuring charges recorded in 2001 of

$118.5 million consisted of $106.0 million of asset impairments, which included $22.0 million of fixed asset impairments and $84.0 million of impaired goodwill; $5.8 million of severance costs; $5.1 million of plant closure and environmental costs; and $1.6 million of other costs. The 2001 charges were undertaken as a part of a detailed repositioning plan approved by the Company's Board of Directors in 2001.

As of December 31, 2003, $0.7 million of restructuring charges recorded in 2003 and $8.9 million of restructuring charges recorded in 2001 remain to be spent. There are no amounts outstanding related to the charges taken in 2002 or 2000. The major components of the remaining reserves relate to severance of $1.5 million and $6.4 million of plant closure and environmental costs. Plant closure and environmental costs have been allocated between accrued expenses and non-current liabilities based on the anticipated timing of these expenditures.

Outlook

The Company took actions in 2003 in order to meet current and future challenges by restructuring, creating critical strategic alliances, continuing the growth of new products and expanding the reach of the Company's consumer products portfolio. These actions helped the Company emerge from a difficult year with optimism for the Company's long-term future.

New Product Growth

The Company has gone from virtually no revenue from new products five years ago in the industrial businesses (Polymer Stabilizers, Flame Retardants and Fluorine) to approximately $90 million in 2003, and revenue is anticipated to reach $125 million in 2004. Specialty Products new product revenues were $150 million in 2003 and are anticipated to be approximately $190 million in 2004. For the Company as a whole, new product revenues are expected to reach 20% of total revenues in 2004.

Raw Material and Energy Costs

The Company's operating units are greatly impacted by price changes for raw material and energy costs. Increases in raw material costs reduced earnings by $20.4 million in 2003. Energy costs, primarily natural gas prices, increased operating costs by $2.8 million in 2003. Due to the magnitude of energy usage across the manufacturing processes of Great Lakes, a $1 change in the price of natural gas MMBTUs has an approximate $0.03 impact on the Company's earnings per share on an annual basis. The Company has entered into raw material contracts and certain financial instruments such that raw material costs for 2004 are anticipated to be at worst even with 2003 levels and the cost of natural gas in 2004 to be comparable with 2003 levels.

Foreign Exchange

Great Lakes, as a multinational company, is exposed to fluctuations in foreign exchange rates, primarily the euro and British pound in relation to the U.S. dollar. Approximately 40% of the Company's external sales are invoiced from foreign locations, and approximately 35% of the Company's long-lived assets reside in foreign locations. In 2003, foreign exchange rate fluctuations increased sales $60 million or 4.3% but had a negative impact on operating income of $3.0 million. As a result of the Company closing two U.K. plants and entering into alternative sourcing arrangements in the fourth quarter of 2003, the Company's exposure to foreign exchange fluctuations has been reduced heading into 2004. While the Company currently hedges certain portions of its foreign currency exposure, significant changes in foreign currency exchange rates in 2004 would impact both sales and operating income levels.

Polymer Additives

The Polymer Additives business saw sluggish end market demand through most of 2003. However, in the fourth quarter of 2003, Polymer Additives reported positive volume gains on a sequential basis reflecting stronger order patterns. This does provide some evidence of an upturn in demand in key end markets such as electronics going into 2004.

During 2003, the Polymer Additives business was able to enact price increases on several of its products. Pricing in Polymer Additives continues to be challenging due to the effects of competition as well as the weak U.S. dollar. As a result, the business continues to focus on driving continuous productivity gains, executing restructuring plans, including the closure of three manufacturing facilities, expanding new product applications and increasing selling prices to help offset continued higher raw material and energy costs. In 2003, the Company entered into a long-term strategic sourcing agreement for elemental bromine and certain derivatives from Dead Sea Bromine Ltd. The agreement will allow Polymer Additives to benefit from the scale and efficiency of the world's largest bromine manufacturing complex on the Dead Sea.

Specialty Products

Demand for recreational water care products is influenced by a variety of factors including seasonal weather patterns. Sales volumes in 2003 were hampered by an unseasonably cool and wet spring in the Northeast and mid-Central regions of the United States. While management does not anticipate a repeat of these weather conditions in 2004, volumes in 2004 may be impacted by weather trends during the pool season.

In 2003, the Specialty Products segment entered the consumer household products market through the acquisitions of Lime-O-Sol and A&M Products. These acquisitions are leveraging Specialty Products' brand and channel management, consumer marketing and product innovation to expand the Company's reach into the consumer market. Expenditures were made in 2003 to integrate Lime-O-Sol and A&M Products into Specialty Products and to expand the markets for The Works® and Greased Lightning™ beyond the markets existing at the time of the acquisitions. Specialty Products is working to further penetrate the market with these established products as well as new household products through multiple channels.

Performance Chemicals

Throughout 2003, the fluorine-based businesses of the Performance Chemicals segment continued to feel the effects of lower information technology infrastructure and telecommunications spending, which led to lower sales volumes and prices. Performance Chemicals continues to work to increase market share through its Total Cost of Ownership program that encourages companies to install fire suppression systems using the Company's non-residue, non-ozone-depleting FM-200® product.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents - continuing operations at December 31, 2003 were $171.2 million, which represents a decrease of $87.9 million from $259.1 million at year-end 2002.

Cash provided by operating activities - continuing operations was $82.6 million in the current year compared to $152.3 million in the prior year. The current year decrease reflects the use of cash as a result of a decrease in earnings partially offset by working capital reductions in 2003 compared to prior year. Included in operating activities - continuing operations in 2003 was a $10 million cash contribution to the Company's pension plan and approximately $11 million of spending related to the Company's 2003, 2001 and 2000 repositioning plans. Spending in 2002 for 2001 and 2000 repositioning plans totaled $22 million. In addition, $14.4 million of cash tax payments were made during 2003, of which $12.5 million related to prior year tax liabilities.

Cash (used for) provided by investing activities - continuing operations amounted to $(164.9) million in 2003 compared to $(77.3) million in the prior year. Current year investing activities reflect the Company's acquisitions of Lime-O-Sol and A&M Products of $105.7 million. Prior year investing activities included $11.1 million for the Flexsys acquisition. Capital expenditures for 2003 were $62.7 million compared to $64.8 million in 2002.

Cash (used for) provided by investing activities - discontinued operations in 2002 includes $221 million of net cash proceeds received by the Company from the sale of OSCA (see Note 3 to the Consolidated Financial Statements).

Cash used for financing activities - continuing operations used $24.1 million of cash in 2003 compared to a use of $101.9 million in 2002. Net repayments of debt were $4.2 million in the current year and $81.6 million in 2002. The Company paid dividends of $18.1 million in 2003 versus $16.5 million in 2002, reflecting management's decision to increase the per share dividend rate. No repurchases of common stock were made in 2003 or 2002.

The Company anticipates that cash provided by operating activities in the future will be sufficient to fund its operating costs and expenses, debt service obligations, dividend payments to common shareholders and capital expenditures.

Long-term debt, less current portion decreased $5.0 million to $427.6 million from $432.6 million at the end of 2002 reflecting the cash activity noted above. The Company's total long-term debt, including the current portion, as a percentage of total capitalization at December 31, 2003 was 36.9%. This compares to 37.1% at December 31, 2002. The Company's net debt, defined as total long-term debt less cash and cash equivalents, was $263.5 million or 26.1% of capitalization at December 31, 2003. This compares to $181.5 million or 19.6% at December 31, 2002.

On October 2, 2003, the Company renewed the 364-day portion of its unsecured revolving credit facility. This facility was established on October 4, 2001 along with a facility with a five-year term. The facilities contain certain covenants, as defined in the agreements, with which the Company was in compliance as of December 31, 2003. Interest on borrowings outstanding under the agreements is based upon a variable rate tied to LIBOR. The facilities are used to support the Company's commercial paper program and for general corporate purposes. There were no outstanding borrowings on these facilities as of December 31, 2003 and 2002. On February 12, 2004, the Company amended these facilities to modify certain covenants and to reduce the amount the Company may borrow on the facilities from $425 million to $375 million.

The Company has outstanding $400 million of 7% notes due July 15, 2009. The notes were sold under a shelf registration process. The Company may sell various debt securities, common stock or rights or warrants to purchase common stock individually or in combination up to $750 million. The unissued securities remaining on the registration statement is $350 million at December 31, 2003. The registration provides the Company with increased flexibility to finance its growth. The amount and timing of any borrowings will depend on the Company's specific cash requirements.

At December 31, 2003, the Company's senior debt rating with Standard & Poor's and Moody's was A- and A3, respectively, and its commercial paper rating was A2 and P2, respectively.

As of December 31, 2003, the Company had the following contractual obligations for continuing operations:

	Payments Due by Period

Contractual Obligations:	Total	2004	2005 and 2006	2007 and 2008	2009 and beyond

Debt	$434.7	$7.1	$4.2	$1.9	$421.5
Operating leases	63.5	9.5	18.0	14.9	21.1
Purchase obligations	49.3	16.6	21.9	5.4	5.4
Other non-current liabilities	61.5	5.8	7.2	3.9	44.6

Total contractual cash obligations	$609.0	$39.0	$51.3	$26.1	$492.6

As of December 31, 2003, the Company had three long-term arrangements that require the purchase of raw materials to be used in operations. The arrangements require the purchase of a supplier's output up to a maximum quantity of material at prices negotiated during the term of the contract. It is expected that all purchases under these arrangements will be utilized in production. Other non-current liabilities primarily relate to environmental liabilities and long-term employee benefit obligations.

No common stock share repurchases were made in 2003 or 2002. At December 31, 2003, a total of 2.8 million shares remain available for repurchase under existing Board authorizations. Management continues to analyze share repurchases as cash flow, market conditions and investment opportunities warrant.

At December 31, 2003, the Company had guaranteed $20.8 million of debt of an unconsolidated affiliate.

Capital expenditures (excluding business acquisitions) in 2003 of $62.7 million were slightly lower than the $64.8 million spent a year ago. Capital spending is expected to be consistent with depreciation levels in 2004, with expenditures estimated to be approximately $75 million. Future capital spending, including amounts for environmental and safety projects, is expected to be financed primarily with cash provided by operating activities and, if necessary, with available debt financing.

OTHER MATTERS

Repositioning Activities
2003 Repositioning Plan

Throughout 2003, the Company experienced the detrimental effects of weak demand, competitive pricing and higher energy and raw material costs, which resulted in significantly lower levels of operating income and profitability. As a result, management presented to the Board of Directors on July 22, 2003 a comprehensive cost reduction plan to help mitigate these effects. The plan included site closures and consolidations, headcount reductions and other actions. Pre-tax charges related to this plan, which have been incurred over the second half of 2003 and will continue through the fourth quarter of 2004, are estimated to be $120 million. The impact of these actions, once completed, is expected to generate approximately $32 million in annual pre-tax savings.

Subsequent to the approval of the comprehensive cost reduction plan by the Board of Directors, the Company commenced an evaluation of the strategic alternatives for the antimony products business of Polymer Additives. This evaluation resulted in an impairment in the carrying value of these assets such that the Company recognized a $21.5 million charge in the fourth quarter of 2003. Inclusive of this charge, the total cost of the 2003 repositioning plan is estimated to be approximately $140 million.

In the third and fourth quarters of 2003, the Company recorded pre-tax restructuring charges in continuing operations of $97.8 million related to the repositioning plan. The restructuring charges incurred during the year included costs associated with the planned closure of three plants in the Polymer Additives business segment, a strategic realignment of a Specialty Products facility and other organizational changes, with the elimination of approximately 400 positions. The charges also included the impairment of $18.1 million of goodwill as a result of evaluating strategic alternatives for the antimony products business. Severance and other charges of $28.7 million were recorded in the Statement of Operations of which $24.2 million was recorded in cost of products sold and $4.5 million in selling, general and administrative expenses. Other charges included costs for decommissioning, environmental remediation, contract cancellations, inventoried spares impairment and other items. Full year charges also included charges of $69.1 million for asset impairments. Additional severance, decommissioning and environmental costs are expected to be recorded during 2004 when the recognition criteria under Statement of Financial Accounting Standards (SFAS) 146, "Accounting for Costs Associated with Exit or Disposal Activities," are met. Under SFAS 146, a liability for costs associated with exit or disposal activities is recognized when the liability is incurred rather than when an entity commits to an exit plan.

Certain other costs were recorded during the year that did not meet the definition of restructuring costs under SFAS 146 but were included in the 2003 repositioning plan. These costs include a change in the useful life of the Company's enterprise software based on intended replacement in 2004, which added an additional $10.0 million of depreciation expense to 2003. Also included are $2.1 million for costs to relocate the Corporate and BioLab, Inc. headquarters, severance, lease cancellation and other costs.

2001 Repositioning Plan

In 2001, the Company's Board of Directors approved detailed repositioning plans which provided for a series of cost reduction initiatives which were intended to streamline operations, to strengthen the Company's competitive position and to continue to provide a strong platform for future growth. The major components of these repositioning plans included the consolidation of certain Polymer Additives and Fine Chemicals operations, resulting in three planned plant closures; elimination of approximately 485 manufacturing, research and development, sales and other management positions; and the impairment of certain underperforming and non-strategic long-lived assets, including goodwill.

Restructuring charges

The restructuring charges related to this repositioning plan totaled $153.6 million. The restructuring charges consisted of $106.1 million of asset impairments, including $61.3 million for fixed asset impairments and $44.8 million of impaired goodwill, $25.6 million of severance costs, $15.3 million for plant closure and environmental costs and $6.6 million of other costs.

Net restructuring charges for the year ended December 31, 2001 totaled $148.6 million. This reflects the $153.6 million of charges recorded 2001 offset by a reversal of $5.0 million related to changes in estimates in the 2001 and 2000 restructuring charges. The net of the 2001 restructuring charges and reversals is reflected in the 2001 consolidated statement of operations as follows: $37.2 million in cost of products sold, $5.3 million in selling, general and administrative expenses and $106.1 million of asset impairments. Additional information regarding the 2001 special charges is provided in Note 2 to the Consolidated Financial Statements.

As of December 31, 2002, $15.7 million of the $148.6 million charge remained to be spent. During 2003, severance and plant closure and environmental activity of $4.4 million was incurred. This activity includes $0.1 million of reversals related to changes in estimates in the restructuring charge reserves recorded in 2001. As of December 31, 2003, $10.3 million of 2001 charges remain to be spent and are included in the Consolidated Financial Statements in accrued expense and other non-current liabilities depending on the expected timing of the spend. The major components of this remaining reserve relate to severance and plant closure costs.

Other Non-restructuring Costs

During 2001, certain other costs were recorded as a part of the 2001 repositioning plan that were not considered restructuring costs under the definitions of Emerging Issues Task Force 94-3. These details of these costs are as follows.

In 2001 the Company recorded lower of cost or market inventory write-downs totaling $25.7 million. These write-downs were recorded as a component of cost of products sold and resulted primarily from significant declines in forecasted revenue for the Polymer Additives business unit. In addition, the Specialty Products business incurred some lower of cost or market valuation adjustments due to some unsuccessful promotional inventory buys. These write-downs were calculated in accordance with the Company's inventory valuation accounting policies.

The Company also recorded a $24.5 million liability for environmental remediation costs for operating sites, $7.4 million for plant shutdown operating inefficiencies, a $1.6 million cumulative U.K. pension liability, $0.9 million of accounts receivable write-offs and $1.0 million of contract cancellation costs. These items amounted to $35.4 million and were recorded in the 2001 consolidated statement of operations as follows: $34.0 million to cost of products sold and $1.4 million as a component of selling, general and administrative expenses.

Certain other charges of $33.8 million were recorded, which included $11.6 million related to the write-off of an uncollectible note receivable from the sale of a previously owned business, $10.7 million for losses incurred on fixed asset replacement activities, primarily at one of the Company's U.S. plants, $13.4 million of increases in litigation accruals resulting from estimated settlement amounts on outstanding litigation matters, a $(3.2) million net foreign exchange gain arising from the repatriation of cash from a foreign subsidiary partially offset by a loss from a fair value adjustment on an intercompany loan of a foreign subsidiary and $1.3 million of other costs. All of these charges are reflected in the 2001 consolidated statement of operations as a component of other income (expense) - net.

2000 Repositioning Plan

The major components of the 2000 repositioning plan included the consolidation of the Company's three antimony manufacturing operations, elimination of approximately 300 manufacturing and research and development positions, primarily in the Polymer Additives business unit, and impairment or disposal of certain underperforming and non-strategic assets. The asset impairments related to four Polymer Additives manufacturing locations, including sites in Europe and the United States, and two Performance Chemicals locations, including sites in the United States and the United Kingdom. The restructuring charges related to this repositioning plan totaled $56.4 million for 2000. The $56.4 million of restructuring charges consisted of $38.0 million for asset impairments, $12.2 million for severance costs and $6.2 million for plant closure and environmental costs. Additional information regarding the 2000 special charges is provided in Note 2 to the Consolidated Financial Statements.

Net restructuring charges for the year ended December 31, 2000 totaled $54.3 million. This reflects the $56.4 million charge offset by reversals of $2.1 million, which related to changes in estimates in the 2000, 1999 and 1998 restructuring charges.

The 2000 repositioning plan has now been substantially completed, with only $3.8 million of the original $56.4 million remaining to be spent. This remaining reserve relates to costs yet to be incurred for the closure of a brine pond in El Dorado, Arkansas.

Cash outlays for all remaining reserves are expected to be substantially complete by the end of 2005. Operating cash flows are expected to be sufficient to fund the remaining repositioning activities.

Acquisitions

As part of the Company's growth strategy in the consumer products market, BioLab Inc., a part of the Company's Specialty Products business unit, acquired all of the outstanding shares of Lime-O-Sol Company on February 28, 2003 for approximately $65 million in cash. The acquisition included the Lime-O-Sol brand of specialty household cleaning products marketed under the trade name The Works®. The transaction combines BioLab's and Lime-O-Sol's strengths in brand and channel management, consumer marketing and product innovation to expand Specialty Products' ability to offer its new and existing products beyond its current markets. Goodwill and intangibles assets of $43 million and $14 million, respectively, were recorded as a result of this acquisition. Lime-O-Sol's operating results have been included in the Company's consolidated financial statements from the date of acquisition.

Additionally, BioLab Inc. acquired all of the outstanding shares of A&M Cleaning Products, Inc. (A&M), on July 10, 2003 for $41 million in cash and assumed liabilities. The acquisition included A&M's line of multipurpose cleaners sold under the trade names Greased Lightning™ and Orange Blast™. Goodwill and intangibles assets of $25 million and $19 million, respectively, were recorded as a result of this acquisition. The operating results of A&M have been included in the Company's consolidated financial statements from the date of acquisition.

On December 3, 2002, the Company acquired certain assets of Flexsys America's non-staining phenolic antioxidants business for approximately $11 million in cash. Assets acquired included inventory, other intangibles and the process technology associated with Santonox® TBMC, Santovar® TAHQ and Santowhite® BBMC. Great Lakes will market these products under the Company's established line of Lowinox® non-staining antioxidants. Goodwill resulting from the acquisition amounted to approximately $3 million.

On February 14, 2001, the Company acquired the Optical Monomers business from Akzo Nobel Polymer Chemicals LLC for approximately $30 million in cash. The Optical Monomers business operates at a leased manufacturing site in Pasadena, Texas, and has sales and support networks throughout the United States, Europe and Asia. The results of operations have been included in the Company's consolidated financial statements from the date of acquisition. Goodwill resulting from the acquisition amounted to $11.5 million.

Dispositions

In May 2002, the Company completed the sale of its Energy Services and Products business unit, OSCA, to BJ Services Company. Under the terms of the sale, BJ Services acquired all outstanding shares of OSCA, including the Company's 53.2% holding, for $28.00 per share in cash, or $221 million, resulting in a gain of $175.4 million. This transaction provided the Company with net proceeds of approximately $200 million in cash, a part of which was used to reduce the Company's debt position. As a result of this transaction, the Company has reflected OSCA as discontinued operations for all periods presented.

In each of the first and second quarters of 2001, the Company sold a portion of its holding in OSCA pursuant to Rule 144 of the Securities Act of 1933 resulting in net proceeds of $11.7 million and a related gain of $9.4 million.

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

The Company provides reserves for environmental liabilities that management considers probable and for which a reasonable estimate of the liability can be made. Accordingly, the Company's reserves for environmental liabilities, including reserves associated with restructuring charges, were $43.8 million and $45.2 million at December 31, 2003 and 2002, respectively, and are recorded in accrued expenses and other non-current liabilities. While it is difficult to predict or determine the outcome of actions brought against the Company or the ultimate cost of environmental matters, management believes that the ultimate cost, if any, in excess of the amounts already provided is not likely to have a material adverse effect on its consolidated financial position, consolidated results of operations or liquidity.

The Company's operating costs relating to environmental compliance and safety charged directly to expense were approximately $27 million, $30 million and $40 million in 2003, 2002 and 2001, respectively.

Inflation

Inflation has not been a significant factor for the Company over the last several years. Management believes that the effect of inflation on Company operations will continue to be moderate for the foreseeable future.

New Accounting Standards

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The statement amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 requires disclosure in the Summary of Significant Accounting policies of the effects of the Company's accounting policy with respect to stock-based employee compensation on net income and earnings per share in annual and interim financial statements accounted for using the intrinsic value method prescribed by Accounting Principles Board Opinon (APB) 25, "Accounting for Stock Issued to Employees." The Company adopted the disclosure requirements of SFAS 148 as of December 31, 2002 and the remaining requirements as of December 31, 2003.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred rather than when an entity commits to an exit plan. SFAS 146 also provides that the liability be initially measured at fair value. The standard, which was adopted by the Company on January 1, 2003, has had an impact on the timing of recognition of restructuring charges.

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." The statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, the cost is capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company adopted the new rules on asset retirement obligations on January 1, 2003. The Company currently has legal obligations to plug bromine supply and disposal wells as well as waste disposal wells at the end of the assets' useful lives. On January 1, 2003, the Company recorded an increase in plant and equipment, net of accumulated depreciation of $0.6 million, and recognized an asset retirement obligation of $5.7 million, resulting in a cumulative effect from a change in accounting principle that reduced net income and stockholders' equity by $3.3 million, net of income taxes.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The interpretation expands on the disclosure requirements to be made in interim and annual financial statements. The interpretation also requires that a liability measured at fair value be recognized for guarantees even if the probability of payment on the guarantee is remote. The recognition provisions apply on a prospective basis for guarantees issued or modified after December 31, 2002. The Company's adoption of the interpretation on January 1, 2003 did not have a material effect on the Company's accounting or reporting of its guarantees.

In January 2003, the FASB released Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The interpretation established standards under which a Variable Interest Entity should be consolidated by the primary beneficiary. The requirements are effective immediately for Variable Interest Entities created after January 31, 2003 and for Variable Interest Entities in which the Company obtains an interest after January 31, 2003. A company with a variable interest in a Variable Interest Entity created before February 1, 2003 shall apply the provisions of the interpretation to that entity no later than the beginning of the first interim or annual period beginning after December 15, 2003. The Company is not the primary beneficiary of its variable interest entities and therefore consolidation of these entities is not required.

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

International operations, including U.S. export sales, constitute a significant portion of the Company's revenues and identifiable assets. These operations result in a large volume of foreign currency commitment and transaction exposures and foreign currency net asset exposures. At December 31, 2003 and 2002, the Company's primary net foreign currency market exposures were dispersed through various countries and primarily included the euro, the British pound and the Japanese yen. Exposure to variability in currency exchange rates is mitigated, when possible, through the use of natural hedges, whereby purchases and sales in the same foreign currency and with similar maturity dates offset one another. The amount of hedging activity and management of commitment and transaction exposures is coordinated at the corporate level. Hedges are set to mature concurrently with the estimated timing of settlement of the underlying transactions.

Considering the Company's operating profile, at December 31, 2003, the result of a uniform 10% change in the value of the dollar relative to the currencies in which the Company's sales are denominated would result in a change in operating income of approximately $0.7 million. A similar change in 2002 would have had approximately a $4.5 million effect on operating income. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar, and does not factor in any potential changes in sales levels or local currency prices that may result from changes in exchange rates.

The Company uses commercial paper as a source of financing, which exposes the Company to changes in short-term interest rates. The Company manages its ratio of fixed to floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this mix in a cost effective manner, the Company, from time to time, enters into interest rate swap agreements in which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed-upon notional amounts that are supported by the Company's current debt position. In the first quarter of 2002, the Company entered into fixed-to-variable interest rate swaps to manage interest expense on $75 million of fixed rate debt. In the third quarter of 2003, the Company entered into an additional fixed-to-variable interest rate swap on $50 million of fixed rate debt bringing the combined amount to $125 million. Based on the Company's debt position at December 31, 2003, a hypothetical change in interest rates of 1 percentage point for a one-year period would change income (loss) from continuing operations before income taxes by approximately $1.0 million. This analysis does not consider any effect that a change in interest rates would have on overall economic activity or management actions to mitigate interest rate changes.

As of December 31, 2003, the Company had investments of $87.2 million representing investment securities with maturities of three months or less. A hypothetical change in interest rates of 1 percentage point earned on these deposits for a one-year period would change income before income taxes by $0.8 million.

Since the second quarter of 2001, as part of its risk management strategy, the Company has entered into fixed price swap and option contracts, including caps and floors, to manage its exposure to changes in natural gas prices. These natural gas contracts obligate the Company to make or receive a payment equal to the net change in the value of the contracts at their maturity. Such contracts are designated as hedges of the Company's forecasted purchases through 2004 and are effective in hedging the Company's exposure to changes in natural gas prices during this period.

The natural gas contracts that qualify as cash flow hedges under SFAS 133 are marked to market with unrealized gains and losses deferred through other comprehensive income (loss) and recognized in earnings when realized as an adjustment to cost of products sold. The fair values of these contracts at December 31, 2003 and 2002 were immaterial to the Company's consolidated financial position.

Based on the Company's natural gas exposure at December 31, 2003, a hypothetical 10% change in natural gas prices for a one-year period would change income before income taxes by approximately $1.2 million. This figure does not take into account the Company's hedging programs.

ITEM 8.    Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF OPERATIONS

(millions, except per share data) Year Ended December 31	2003	2002	2001

Net Sales	$1,464.6	$1,401.5	$1,352.8
Operating Expenses
Cost of products sold	1,191.8	1,069.7	1,158.3
Selling, general and administrative expenses	256.0	214.6	229.8
Asset impairments	69.1	6.0	106.1

	1,516.9	1,290.3	1,494.2

Operating Income (Loss)	(52.3)	111.2	(141.4)
Interest Income (Expense) - net	(25.8)	(27.6)	(32.8)
Other Income (Expense) - net	(10.9)	(14.9)	(46.8)

Income (Loss) from Continuing Operations before Income Taxes and Cumulative Effect of Accounting Change	(89.0)	68.7	(221.0)
Income Taxes (Credit)	(55.1)	21.3	(39.8)

Income (Loss) from Continuing Operations before Cumulative Effect of Accounting Change	$(33.9)	$47.4	$(181.2)

Discontinued Operations
Income (Loss) from Discontinued Operations before Minority Interest and Income Taxes	$(12.7)	$121.6	$(131.4)
Minority Interest	—	5.5	(4.5)
Income Taxes (Credit)	1.5	49.5	(27.6)

Income (Loss) from Discontinued Operations	$(14.2)	$77.6	$(108.3)
Income (Loss) before Cumulative Effect of Accounting Change	(48.1)	125.0	(289.5)
Cumulative Effect of Accounting Change, Net of Income Taxes	(3.3)	—	—
Net Income (Loss)	$(51.4)	$125.0	$(289.5)

Earnings (Loss) per Share
Basic and Diluted
Income (Loss) before Cumulative Effect of Accounting Change
Continuing Operations	$(0.67)	$0.94	$(3.60)
Discontinued Operations	(0.28)	1.54	(2.16)

	$(0.95)	$2.48	$(5.76)
Cumulative Effect of Accounting Change	(0.07)	—	—

Net Income (Loss)	$(1.02)	$2.48	$(5.76)

Cash Dividends Declared per Share	$0.365	$0.33	$0.32

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(millions) December 31	2003	2002

Assets
Current Assets
Cash and cash equivalents	$171.2	$259.1
Accounts and notes receivable, less allowances of $4.0 and $4.7, respectively	268.9	262.2
Inventories	260.2	252.2
Prepaid expenses	26.4	33.2
Deferred income taxes	4.1	6.4
Current assets held for sale from discontinued operations	29.6	44.2

Total Current Assets	760.4	857.3

Plant and Equipment, Net	570.1	621.6
Goodwill	205.7	143.6
Intangible Assets	63.4	33.0
Investments in and Advances to Unconsolidated Affiliates	22.5	27.2
Other Assets	24.7	21.6
Deferred Income Taxes	46.4	3.5
Non-Current Assets Held for Sale from Discontinued Operations	—	20.1

Total Assets	$1,693.2	$1,727.9

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$171.7	$165.9
Accrued expenses	132.4	117.0
Income taxes payable	71.9	108.3
Dividends payable	4.8	4.5
Notes payable and current portion of long-term debt	7.1	8.0
Current liabilities held for sale from discontinued operations	15.0	24.7

Total Current Liabilities	402.9	428.4

Long-Term Debt, less Current Portion	427.6	432.6
Other Non-current Liabilities	106.4	103.1
Non-Current Liabilities Held for Sale from Discontinued Operations	6.0	12.1
Minority Interest	6.8	6.0
Stockholders' Equity
Common Stock, $1 par value, authorized 200.0 shares; issued 73.0 shares in 2003 and 2002, respectively	73.0	73.0
Additional paid-in capital	124.7	133.7
Retained earnings	1,612.9	1,682.7
Treasury stock, at cost; 22.4 and 22.8 shares in 2003 and 2002, respectively	(1,035.9)	(1,054.5)
Accumulated other comprehensive loss	(31.2)	(89.2)

Total Stockholders' Equity	743.5	745.7

Total Liabilities and Stockholders' Equity	$1,693.2	$1,727.9

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(millions) Year Ended December 31	2003	2002	2001

Operating Activities
Net income (loss)	$(51.4)	$125.0	$(289.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities - continuing operations:
Income (loss) from discontinued operations	14.2	(77.6)	108.3
Cumulative effect of accounting change	3.3	—	—
Depreciation and depletion	88.9	76.7	70.9
Amortization of intangible assets	5.8	3.4	9.2
Deferred income taxes	(41.3)	(2.8)	(96.7)
Losses (earnings) of unconsolidated affiliates	3.5	2.3	(0.7)
Loss on disposition of assets	2.3	5.5	10.2
Income tax reserve release	(27.5)	—	—
Asset impairments	69.1	6.0	106.1
Provision for inventory write-downs	—	—	33.4
Other	(0.6)	13.4	8.4
Changes in operating assets and liabilities, net of effects from business combinations:
Accounts receivable	23.3	9.4	71.3
Inventories	9.4	(10.4)	35.8
Other current assets	(0.5)	(2.3)	(3.3)
Accounts payable and accrued expenses	(4.8)	(12.9)	36.6
Income taxes and other current liabilities	(7.9)	11.5	5.9
Other non-current liabilities	(3.2)	5.1	22.7

Net Cash Provided by Operating Activities - Continuing Operations	82.6	152.3	128.6
Income (loss) from discontinued operations	(14.2)	77.6	(108.3)
Adjustments to reconcile income (loss) from discontinued operations to net cash provided by (used for) operating activities - discontinued operations
Depreciation and depletion	—	2.4	17.6
Asset impairments	15.8	22.9	106.0
Gain on sale of subsidiary stock - OSCA	—	(175.4)	(9.4)
Deferred taxes	(2.3)	66.5	4.5
Changes in operating assets and liabilities	12.1	(1.5)	48.1

Net Cash Provided by (Used for) Operating Activities - Discontinued Operations	11.4	(7.5)	58.5

Net Cash Provided by Operating Activities	94.0	144.8	187.1
Investing Activities
Plant and equipment additions	(62.7)	(64.8)	(131.2)
Business combinations, net of cash acquired	(105.7)	(11.1)	(30.4)
Proceeds from sale of assets	3.9	0.4	1.5
Other	(0.4)	(1.8)	(1.5)

Net Cash Used for Investing Activities - Continuing Operations	(164.9)	(77.3)	(161.6)
Plant and equipment additions - discontinued operations	(2.4)	(4.4)	(35.0)
Proceeds from sale of subsidiary stock - OSCA	—	221.2	11.7
Other net investing activities - discontinued operations	0.3	(4.1)	11.0

Net Cash (Used for) Provided by Investing Activities - Discontinued Operations	(2.1)	212.7	(12.3)

Net Cash (Used for) Provided by Investing Activities	(167.0)	135.4	(173.9)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Financing Activities
Net repayments of commercial paper and other long-term obligations	(4.2)	(80.5)	(156.8)
Net (repayments) borrowings on short-term credit lines	—	(1.1)	5.2
Proceeds from stock options exercised	—	—	0.2
Cash dividends paid	(18.1)	(16.5)	(15.9)
Other	(1.8)	(3.8)	(0.3)

Net Cash Used for Financing Activities - Continuing Operations	(24.1)	(101.9)	(167.6)
Net Cash Used for Financing Activities - Discontinued Operations	—	(0.3)	(3.9)

Net Cash Used for Financing Activities	(24.1)	(102.2)	(171.5)
Effect of Exchange Rate Changes on Cash and Cash Equivalents
Continuing Operations	9.2	9.3	5.3
Discontinued Operations	—	0.4	2.0
(Decrease) Increase in Cash and Cash Equivalents	(87.9)	187.7	(151.0)
Cash and Cash Equivalents at Beginning of Year	259.4	71.7	222.7

Cash and Cash Equivalents at End of Year	171.5	259.4	71.7
Less: Cash and Cash Equivalents - Discontinued Operations	0.3	0.3	16.2

Cash and Cash Equivalents - Continuing Operations	171.2	259.1	55.5

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(millions)	Shares	2003 Amount	Shares	2002 Amount	Shares	2001 Amount

Common Stock
Balance at January 1	73.0	$73.0	73.0	$73.0	73.0	$73.0

Balance at December 31	73.0	73.0	73.0	73.0	73.0	73.0

Additional Paid-In Capital
Balance at January 1		133.7		133.3		132.5
Exercise of stock options net of shares exchanged		—		—		0.1
Restricted stock activity		1.0		0.9		0.7
Termination of shareholder's rights plan		—		(0.5)		—
Voluntary U.S. pension plan contribution		(8.2)		—		—
Employee stock plan activity		(1.8)		—		—

Balance at December 31		124.7		133.7		133.3

Retained Earnings
Balance at January 1		1,682.7		1,574.2		1,879.6
Net income (loss)		(51.4)		125.0		(289.5)
Dividends		(18.4)		(16.5)		(15.9)

Balance at December 31		1,612.9		1,682.7		1,574.2

Treasury Stock
Balance at January 1	(22.8)	(1,054.5)	(22.8)	(1,054.5)	(22.7)	(1,052.3)
Shares repurchased	—	—	—	—	(0.1)	(2.2)
Voluntary U.S. pension plan contribution	0.3	14.5	—	—	—	—
Employee stock plan activity	0.1	4.1	—	—	—	—

Balance at December 31	(22.4)	(1,035.9)	(22.8)	(1,054.5)	(22.8)	(1,054.5)

Accumulated Other Comprehensive Income (Loss)
Cumulative translation adjustment
Balance at January 1		(55.3)		(109.4)		(82.0)
Translation adjustment		61.0		57.2		(27.4)
Derivative activity [net of taxes (credit) of $(2.2) and $(1.7)]		(4.0)		(3.1)		—

Balance at December 31		1.7		(55.3)		(109.4)

Minimum pension liability
Balance at January 1		(33.9)		(1.8)		(1.1)
Minimum pension liability adjustment [net of taxes (credit) of $(0.3), $(15.0) and $(0.4)]		(0.5)		(32.1)		(0.7)

Balance at December 31		(34.4)		(33.9)		(1.8)

Unrealized gain (loss) on derivative instruments
Balance at January 1		—		(1.3)		—
Derivative activity [net of taxes (credit) of $0.7, $0.7 and $(0.7)]		1.5		1.3		(1.3)

Balance at December 31		1.5		—		(1.3)

Balance at December 31		(31.2)		(89.2)		(112.5)

Total Stockholders' Equity	50.6	$743.5	50.2	$745.7	50.2	$613.5

Comprehensive Income (Loss)
Net income (loss)		$(51.4)		$125.0		$(289.5)
Translation adjustment		57.0		54.1		(27.4)
Minimum pension liability adjustment		(0.5)		(32.1)		(0.7)
Unrealized gain (loss) on derivative instruments		1.5		1.3		(1.3)

Total Comprehensive Income (Loss)		$6.6		$148.3		$(318.9)

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except as indicated)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Great Lakes Chemical Corporation (the Company) is a diversified specialty chemical company. Primary manufacturing operations are located in the United States, Europe and Asia. The Company manages its business and reports segment information based on the nature of its products and services. The Company's segments include Polymer Additives, Specialty Products and Performance Chemicals. The Company's products are sold globally. The principal markets include: computer and business equipment, consumer electronics, data processing, construction materials, telecommunications, pharmaceuticals, pool and spa dealers and distributors, mass merchandisers and grocery stores.

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

Further information on the Company's segments is included in Note 16 to the Consolidated Financial Statements.

Principles of Consolidation

The consolidated financial statements include all significant majority-owned subsidiaries of the Company. All material intercompany accounts and transactions are eliminated.

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

Revenue Recognition

Revenue from sales of products, including amounts billed to customers for shipping and handling costs, is recognized at the time (1) ownership and all risks of loss have been transferred to the buyer, which is generally upon shipment, (2) the price is fixed and determinable and (3) collectibility is reasonably assured. Provisions for discounts and rebates and returns and other adjustments are reflected as a reduction of revenue in the period the related sales are recorded. Revenue from services is recognized when the services are rendered.

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

In the third quarter of 2003, the Company changed the remaining estimated useful life of its enterprise software from 60 months to 15 months. This change in estimate was based upon management's decision to replace the majority of its current enterprise software modules in 2004, thereby reducing the remaining useful life of these assets. The effect of this change on net income in 2003 was to decrease net income by approximately $(6.9) million or $(0.14) per diluted common share.

Goodwill

Effective January 1, 2002, goodwill, the excess of investment over fair value of net assets acquired, is tested annually, or when events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Prior to 2002, goodwill was amortized over periods of 8 years to 40 years using the straight-line method. As of December 31, 2003 and 2002, accumulated goodwill amortization was $30.9 million and $28.5 million, respectively

Impairment of Long-Lived Assets and Intangible Assets

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

Environmental Costs

The Company participates in environmental assessments and remediation efforts at operating facilities, previously owned or operated facilities or other waste sites. Costs related to these efforts are accrued when it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated. Liabilities for estimated remediation costs are recorded at undiscounted amounts, are based on experience and are regularly evaluated as efforts proceed.

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

Stock-Based Compensation

Statement of Financial Accounting Standards (SFAS) 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As provided for under SFAS 123, the Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost for restricted stock awards is recorded over the requisite vesting periods based on the market value on the date of grant. The compensation expense incurred in 2003, 2002 and 2001 related to restricted stock awards totaled $0.6 million, $0.9 million and $0.7 million, respectively.

The following is a reconciliation of reported net income (loss) and per share amounts to pro forma net income (loss) and per share amounts as if the Company used the fair value method of accounting for stock-based compensation.

	2003	2002	2001

Net income (loss)	$(51.4)	$125.0	$(289.5)
Stock-based employee compensation expense included in reported income, net of tax	0.4	0.6	0.5
Total stock-based employee compensation expense determined under fair value-based method, for all awards, net of tax	(4.2)	(4.6)	(3.4)

Pro forma net income (loss)	$(55.2)	$121.0	$(292.4)

Earnings (loss) per share
As reported:
Basic and diluted	$(1.02)	$2.48	$(5.76)
Pro forma:
Basic and diluted	$(1.10)	$2.41	$(5.81)

Foreign Currency Translation

Assets and liabilities of most foreign subsidiaries are translated at exchange rates in effect at the balance sheet date, and the statements of operations are translated at the average monthly exchange rates for the period. Translation gains and losses are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity until the foreign entity is sold or liquidated. Foreign currency transaction gains and losses are included in net income (loss). Transaction gains (losses) of $(0.2) million, $(6.0) million and $(2.3) million were included in income from continuing operations in 2003, 2002 and 2001, respectively.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising and promotional expenses were $17.6 million, $14.4 million and $12.6 million in 2003, 2002 and 2001, respectively.

Research and Development Expenses

The Company expensed research and development expenses as incurred. Research and development expenses were approximately $27.5 million, $26.0 million and $28.1 million in 2003, 2002 and 2001, respectively.

Reclassifications

Certain amounts in the prior year financial statements and related notes have been reclassified to conform to the current year presentation.

New Accounting Standards

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The statement amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 requires disclosure in the Summary of Significant Accounting policies of the effects of the Company's accounting policy with respect to stock-based employee compensation on net income and earnings per share in annual and interim financial statements accounted for using the intrinsic value method prescribed by Accounting

Principles Board Opinon (APB) 25, "Accounting for Stock Issued to Employees." The Company adopted the disclosure requirements of SFAS 148 as of December 31, 2002.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred rather than when an entity commits to an exit plan. SFAS 146 also provides that the liability be initially measured at fair value. The statement was effective for the Company beginning January 1, 2003 and was applied to the Company's 2003 restructuring activities as further described in Note 2 to the Consolidated Financial Statements.

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." The statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, the cost is capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company adopted the new rules on asset retirement obligations effective January 1, 2003. The Company currently has legal obligations to close bromine supply and disposal wells as well as waste disposal wells at the end of the assets' useful lives. On January 1,2003, the Company recorded an increase in plant and equipment, net of $0.6 million and recognized an asset retirement obligation of $5.7 million, resulting in a cumulative effect from a change in accounting principle that reduced net income and stockholders' equity by $(3.3) million, net of income taxes of $1.8 million.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The interpretation expands on the disclosure requirements to be made in interim and annual financial statements. The interpretation also requires that a liability measured at fair value be recognized for guarantees even if the probability of payment on the guarantee is remote. The recognition provisions apply on a prospective basis for guarantees issued or modified after December 31, 2002. The Company's adoption of the interpretation on January 1, 2003 did not have a material effect on the Company's accounting or reporting of its guarantees.

In January 2003, the FASB released Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The interpretation established standards under which a Variable Interest Entity should be consolidated by the primary beneficiary. The requirements are effective immediately for Variable Interest Entities created after January 31, 2003 and for Variable Interest Entities in which the Company obtains an interest after January 31, 2003. A company with a variable interest in a Variable Interest Entity created before February 1, 2003 shall apply the provisions of the interpretation to that entity no later than the beginning of the first interim or annual period beginning after December 15, 2003. The Company is not the primary beneficiary of its variable interest entities and therefore consolidation of these entities is not required.

NOTE 2: REPOSITIONING PLANS

2003 Repositioning Plan

Throughout 2003, the Company experienced the detrimental effects of weak demand, competitive pricing and higher energy and raw material costs, which resulted in significantly lower levels of operating income and profitability. As a result, management presented to the Board of Directors on July 22, 2003 a comprehensive cost reduction plan to help mitigate these effects. The plan included site closures and consolidations, headcount reductions and other actions. Pre-tax charges related to this plan, which have been incurred over the second half of 2003 and will continue through the fourth quarter of 2004, are estimated to be $120 million.

Subsequent to the approval of the comprehensive cost reduction plan by the Board of Directors, the Company commenced an evaluation of the strategic alternatives for the antimony product business of Polymer Additives. This evaluation resulted in an impairment in the carrying value of these assets such that the Company recognized a $21.5 million charge in the fourth quarter of 2003. Inclusive of this charge, the total cost of the 2003 repositioning plan is estimated to be approximately $140 million.

RESTRUCTURING CHARGES

In the third and fourth quarters of 2003, the Company recorded pre-tax charges in continuing operations of $97.8 million related to the restructuring plan. The restructuring charges incurred during the year included costs associated with the planned closure of four sites in the Polymer Additives business segment, a strategic realignment of a Specialty Products facility and other organizational changes, with the net elimination of approximately 400 positions. The charges also included the impairment of $18.1 million of goodwill related to the antimony products business. Severance and other charges of $28.7 million were recorded in the statement of operations of which $24.2 million was recorded in cost of products sold and $4.5 million in selling, general and administrative expenses. Full year charges also included $69.1 million for asset impairments. The remaining charges, including additional severance, decommissioning and environmental costs, are expected to be recorded during 2004 when the recognition criteria under SFAS 146 are met. Under SFAS 146, a liability for costs associated with exit or disposal activities is recognized when the liability is incurred rather than when an entity commits to an exit plan.

Details of the 2003 asset impairments and restructuring charges by business unit and a reconciliation of the reserve balance at December 31, 2003 are as follows:

Description	Third Quarter 2003 Charges	Fourth Quarter 2003 Charges	Total 2003 Charges	2003 Activity*	Reserve Balance at December 31, 2003

Asset Impairment (non-cash):
Polymer Additives	$39.0	$24.3	$63.3	$(63.3)	$—
Specialty Products	0.4	1.0	1.4	(1.4)	—
Performance Chemicals	4.4	—	4.4	(4.4)	—

	43.8	25.3	69.1	(69.1)	—
Severance Costs:
Polymer Additives	12.3	1.7	14.0	0.3	14.3
Specialty Products	0.4	0.7	1.1	(0.5)	0.6
Performance Chemicals	0.5	—	0.5	(0.3)	0.2
Corporate	0.2	0.2	0.4	(0.2)	0.2

	13.4	2.6	16.0	(0.7)	15.3

Plant Closure and Environmental:
Polymer Additives	—	4.8	4.8	(1.2)	3.6

Other (Polymer Additives)	0.2	7.7	7.9	(4.3)	3.6

	$57.4	$40.4	$97.8	$(75.3)	$22.5

*
Includes the effects of foreign currency

As of December 31, 2003, $22.5 million of reserves remain for charges recorded during 2003. These reserves are recorded in accrued expenses and non-current environmental reserves.

ASSET IMPAIRMENTS

Under the 2003 repositioning plan, several sites were closed in 2003 and early 2004 in an attempt to improve the overall cost structure of the Company, primarily in the Polymer Additives business unit. As a result, $26.2 million of impairments were recorded related to the closure of two Polymer Additives manufacturing facilities and one research and development facility in the United Kingdom. An additional $15.6 million of impairments were recorded for the closure of a Polymer Additives manufacturing facility in the United States.

The Specialty Products business also completed the consolidation of manufacturing facilities in North America in order to more productively manage future growth initiatives. As a result of this consolidation, the Toronto, Canada, facility was converted to a distribution site, which resulted in the impairment of $1.4 million of manufacturing assets.

Also included in asset impairments in 2003 are $4.4 million of charges in Performance Chemicals for the write-off of capitalized costs related to discontinued products and $21.5 million of charges in Polymer Additives for goodwill and asset impairments as a result of evaluating strategic alternatives for the antimony products business in the fourth quarter of 2003.

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

SEVERANCE COSTS

As a result of site closures and consolidations and the reorganization of several processes within the Company, severance costs have been accrued for approximately 400 employees. Severance related to the closure of Polymer Additives production sites totaled $10.8 million, while the severance related to Polymer Additives selling, administrative and research personnel totaled $3.2 million. Specialty Products recorded severance costs of $1.1 million, while Performance Chemicals and Corporate severance costs were $0.5 million and $0.4 million, respectively.

PLANT CLOSURE AND ENVIRONMENTAL COSTS

During the fourth quarter of 2003, environmental remediation reserves of $1.8 million were recorded for the two U.K. manufacturing sites restructured during the year. In addition, $3.0 million of charges were recorded for plant decommissioning costs that were incurred during 2003 or are contractual liabilities as of December 31, 2003. Additional plant closure costs are anticipated in Polymer Additives in 2004 and will be expensed as incurred in accordance with SFAS 146.

OTHER RESTRUCTURING COSTS

Other restructuring costs recorded in 2003 include $3.4 million of contract cancellation costs for a long-term land lease and raw material supply contracts as well as $0.5 million of U.K. employment grant repayment costs. In addition, $3.6 million of spare parts inventories and $0.2 million of product inventory were written off in 2003.

OTHER NON-RESTRUCTURING COSTS

Certain other costs were recorded during the year that did not meet the definition of restructuring costs under SFAS 146 but were included in the 2003 repositioning plan. These costs include a change in the useful life of the Company's enterprise software based on intended replacement in 2004, which added an additional $10.0 million of depreciation expense to 2003 and will add approximately $14 million of depreciation expense to 2004 (see Note 1 to the Consolidated Financial Statements). Also included are costs to relocate the Corporate and BioLab, Inc. office headquarters and severance, lease and other costs of $2.1 million.

2001 Repositioning Plan

In 2001, the Company's Board of Directors approved detailed repositioning plans which provided for a series of cost reduction initiatives which were intended to further streamline operations, strengthen the Company's competitive position and continue to provide a strong platform for future growth. The major components of these repositioning plans included the consolidation of certain Polymer Additives operations, resulting in two plant closures; elimination of approximately 485 manufacturing, research and development, sales and other management positions; and the impairment of certain underperforming and non-strategic long-lived assets, including goodwill.

RESTRUCTURING CHARGES

The restructuring charges related to this repositioning plan and included in continuing operations totaled $153.6 million for the year ended December 31, 2001. The restructuring charges consisted of $106.1 million of asset impairments, including $61.3 million for fixed asset impairments and $44.8 million of impaired goodwill, $25.6 million of severance costs, $15.3 million for plant closure and environmental costs and $6.6 million of other costs.

Net restructuring charges for the year ended December 31, 2001 totaled $148.6 million. This reflects the $153.6 million of charges recorded in 2001 offset by reversals of $5.0 million related to changes in estimates in the 2001and 2000 restructuring charges. The net of the 2001 restructuring charges and reversals are reflected in the 2001 consolidated statement of operations as follows: $37.2 million in cost of products sold, $5.3 million in selling, general and administrative expenses and $106.1 million in asset impairments.

A reconciliation of the reserve balance at December 31, 2003 and the activity of the reserve in 2003 is as follows:

Description	Reserve Balance at December 31, 2002	Adjustments to Original Reserve Estimates	2003 Activity*	Reserve Balance at December 31, 2003

Severance Costs:
Polymer Additives	$4.3	$(0.1)	$(2.0)	$2.2
Performance Chemicals	0.1	—	(0.1)	—
Corporate	0.3	—	(0.3)	—

	4.7	(0.1)	(2.4)	2.2

Plant Closure and Environmental:
Polymer Additives	10.3	—	(1.2)	9.1

Other (Corporate)	0.7	—	(0.7)	—

	$15.7	$(0.1)	$(4.3)	$11.3

*
Includes the effects of foreign currency

As of December 31, 2003, $11.3 million of the $148.6 million charge remains to be spent and is included in the consolidated financial statements in accrued expenses or other non-current liabilities depending on the expected timing of the spend. The major components of this remaining reserve relate to severance and retirement benefits and environmental remediation costs yet to be spent for two plant closures.

The following paragraphs provide detailed information relating to the restructuring charges that were recorded in 2001:

ASSET IMPAIRMENTS

Asset impairment losses in Polymer Additives related to the closure of an underperforming operating site in the U.S. and one site in Europe. These charges included the impairment of fixed assets at each site and $18.4 million of impaired goodwill attributable to the sites. In addition, these losses included the impairment of certain non-strategic bromine and flame retardant production assets at two U.S operating sites and the impairment of $26.4 million of goodwill related to the 1997 acquisition of the antimony products business. The asset impairment charges for Performance Chemicals included the shutdown of two unprofitable product lines at a U.S. manufacturing site.

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

SEVERANCE COSTS

Severance costs included the cost of separation payments to certain employees who were terminated. Determinations of the severance costs were negotiated individually with the employee, were based upon the provisions of statutory or contractual severance plans or, for the European locations, were negotiated with their unions and workers' councils. The severance charges included severance costs for the termination of approximately 485 positions. The severance plans include approximately 439 positions for Polymer Additives, four positions for Performance Chemicals and 42 positions for Specialty Products and Corporate.

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

OTHER NON-RESTRUCTURING COSTS

During 2001, certain other costs were recorded as a part of the 2001 repositioning plan that were not considered restructuring costs under the definitions of Emerging Issues Task Force (EITF) 94-3. The details of these costs are as follows.

In 2001 the Company recorded lower of cost or market inventory write-downs totaling $25.7 million. These write-downs were recorded as a component of cost of products sold and resulted primarily from significant declines in forecasted revenue for the Polymer Additives business unit. In addition, the Specialty Products business incurred some lower of cost or market valuation adjustments due to some unsuccessful promotional inventory buys. These write-downs were calculated in accordance with the Company's inventory valuation accounting policies.

Additionally, the Company recorded a $24.5 million liability for environmental remediation costs, $7.4 million for plant shutdown operating inefficiencies, a $1.6 million cumulative U.K. pension liability, $0.9 million of accounts receivable write-offs and $1.0 million of contract cancellation costs. These items amounted to $35.4 million and were recorded in the 2001 consolidated statement of operations as follows: $34.0 million to cost of products sold and $1.4 million as a component of selling, general and administrative expenses.

Certain other charges recorded during 2001 which netted to $33.8 million, included $11.6 million related to the write-off of an uncollectible note receivable from the sale of a previously owned business, $10.7 million for losses incurred on fixed asset replacement activities, primarily at one of the Company's U.S. plants, $13.4 million of increases in litigation accruals resulting from estimated settlement amounts on outstanding litigation matters, a $(3.2) million net foreign exchange gain arising from the repatriation of cash from a foreign subsidiary partially offset by a loss from a fair value adjustment on an intercompany loan of a foreign subsidiary and $1.3 million of other costs. All of these charges are reflected in the 2001 consolidated statement of operations as a component of other income (expense) - net.

2000 Repositioning Plan

The major components of the 2000 repositioning plan included the consolidation of the Company's three antimony manufacturing operations, elimination of approximately 309 manufacturing and research and development positions, primarily in the Polymer Additives business unit, and impairment or disposal of certain underperforming and nonstrategic assets. The asset impairments related to four Polymer Additives manufacturing locations, including sites in Europe and the United States, and two Performance Chemicals locations, including sites in the United States and United Kingdom. The restructuring charges related to this 2000 repositioning plan and included in continuing operations totaled $56.4 million. The $56.4 million restructuring charge consisted of $38.0 million for asset impairments, $12.2 million for severance costs and $6.2 million for plant closure and environmental costs.

As of December 31, 2003, $3.8 million of the reserves remain for the 2000 repositioning plan, all of which relate to environmental costs for the closure of a brine pond in El Dorado, Arkansas. Spending with respect to the 2000 plan totaled $0.3 million.

NOTE 3: DISCONTINUED OPERATIONS

In 2002, management, with the approval of the Board of Directors, committed to a plan to divest the Company's Fine Chemicals business, previously a part of the Performance Chemicals business unit. As a result of these actions and management's continued efforts to sell the business, the Company reports Fine Chemicals as discontinued operations for all periods presented. The Halebank, U.K., site of the Fine Chemicals business was sold on December 17, 2003 resulting in a loss on sale of approximately $900,000, reported in discontinued operations in other income (expense) - net. Management's plans are to continue its efforts to sell the remaining Fine Chemicals site. As a result of these actions, the Company has reflected the Fine Chemicals business as discontinued operations for all periods presented.

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

The operating results from discontinued operations presented in the accompanying consolidated statements of operations are as follows:

Year Ended December 31	2003	2002	2001

Net sales
Fine Chemicals	$45.9	$55.2	$66.0
OSCA	—	58.1	175.9
Restructuring charges and asset impairments*
Fine Chemicals	17.7	26.7	118.5
Operating income (loss)
Fine Chemicals	(16.4)	(33.7)	(154.0)
OSCA	—	(16.3)	18.1
Gain on sale of subsidiary stock - OSCA	—	175.4	9.4
Interest income (expense) - net	—	(0.4)	(1.3)
Other income (expense) - net	3.7	2.1	(8.1)

Income (loss) before income taxes	$(12.7)	$127.1	$(135.9)
Income taxes (credit)	1.5	49.5	(27.6)

Income (loss) from discontinued operations	$(14.2)	$77.6	$(108.3)

*
Included in operating income

Included in 2003 restructuring charges for Fine Chemicals are asset impairments of $15.8 and $1.9 million of charges for severance. Included in restructuring charges for the Fine Chemicals business in 2002 are $22.9 million of fixed asset impairment charges and $3.8 million of severance accruals. These charges were recorded in conjunction with the intended sale of the Fine Chemicals business. Also included in 2002 operating income for Fine Chemicals are $3.7 million of inventory write-downs. Fine Chemicals net restructuring charges recorded in 2001 of $118.5 million consisted of $106.0 million of asset impairments, including $22.0 million of fixed asset impairments and $84.0 million of impaired goodwill, $5.8 million of severance accruals, $5.1 million of plant closure and environmental costs and $1.4 million of other costs, as well as adjustments of $0.2 million related to restructuring charges taken in 2000. The 2001 charges were undertaken as a part of a detailed repositioning plan approved by the Company's Board of Directors in 2001. Fine Chemicals operating income in 2001 included $18.9 million of inventory write-downs recorded as a part of the 2001 repositioning plan.

Included in other income (expense) - net above in 2002 are charges of $1.4 million related to adjustments to reserves for the 1997 discontinued operations.

The assets and liabilities held for sale from discontinued operations related to OSCA and Fine Chemicals presented in the accompanying consolidated balance sheets are comprised of:

December 31	2003	2002

Current Assets:
Cash and cash equivalents	$0.3	$0.3
Accounts receivable	10.3	14.0
Inventories	2.5	11.5
Other current assets	16.5	18.4

Total current assets	$29.6	$44.2
Non-Current Assets:
Plant and equipment, net	$—	$14.2
Goodwill and other assets	—	5.9

Total non-current assets	$—	$20.1
Current Liabilities:
Accounts payable and accrued expenses	$15.0	$24.7
Current portion, long-term debt	—	—

Total current liabilities	15.0	24.7
Non-Current Liabilities:
Long-term debt, less current portion	$—	$—
Other non-current liabilities	6.0	12.1

Total non-current liabilities	$6.0	$12.1

As of December 31, 2003, $0.7 million of restructuring charges recorded in 2003 and $8.9 million of the $118.3 million of restructuring charges recorded in 2001 remain to be spent. There are no amounts outstanding related to the charges taken in 2002 or 2000. The major components of the remaining reserves are severance of $1.5 million and plant closure and environmental costs of $6.4 million. Plant closure and environmental costs have been allocated between accrued expenses and non-current liabilities based on the anticipated timing of these expenditures.

NOTE 4: ACQUISITIONS AND SALE OF SUBSIDIARY STOCK

Acquisitions

As part of the Company's growth strategy in consumer products, BioLab Inc., a part of the Company's Specialty Products business unit, acquired all of the outstanding shares of Lime-O-Sol Company on February 28, 2003 for approximately $65 million in cash. The acquisition included the Lime-O-Sol brand of specialty household cleaning products marketed under the trade name The Works®. The transaction combines BioLab's and Lime-O-Sol's strength in brand and channel management, consumer marketing and product innovation to expand Specialty Products' ability to offer its new and existing products beyond its current markets. Goodwill and intangible assets of $43 million and $14 million, respectively, were recorded as a result of this acquisition. Lime-O-Sol's results have been included in the Company's consolidated financial statements from the date of acquisition.

During the second quarter of 2003, management approved a plan to integrate the marketing, customer service and other support functions of Lime-O-Sol into BioLab, Inc.'s headquarters. As a result, reserves of approximately $0.8 million were recorded for severance costs under Emerging Issues Task Force (EITF) Issue No. 95-3, "Recognition of Liabilities in Connection with Purchase Business Combinations." As of December 31, 2003, $0.6 million of these reserves were outstanding and are expected to be paid out by the end of 2004.

Additionally, BioLab Inc. acquired all of the outstanding shares of A&M Cleaning Products, Inc. (A&M) on July 10, 2003 for $41 million in cash and assumed liabilities. The acquisition included A&M's line of multipurpose cleaners sold under the trade names Greased Lightning™ and Orange Blast™. Goodwill and intangible assets of $25 million and $19 million, respectively, were recorded as a result of this acquisition. The results of A&M have been included in the Company's consolidated financial statements from the date of acquisition.

During the fourth quarter of 2003, management approved a plan to shut down A&M's production facility and integrate all of its functions into BioLab Inc.'s headquarters and manufacturing facility in Georgia. As a result, reserves of approximately $0.3 million were recorded for severance costs under EITF 95-3. All of these reserves were outstanding at December 31, 2003 and are expected to be paid out by the end of 2004.

On December 3, 2002, the Company acquired certain assets of Flexsys America's non-staining phenolic antioxidants business for approximately $11 million in cash. Assets acquired included inventory, other intangibles and the process technology associated with Santonox® TBMC, Santovar® TAHQ and Santowhite® BBMC. Great Lakes will market these products under the Company's established line of Lowinox® non-staining antioxidants. Goodwill resulting from the acquisition amounted to approximately $3 million.

On February 14, 2001, the Company acquired the Optical Monomers business from Akzo Nobel Polymer Chemicals LLC for approximately $30 million in cash. The Optical Monomers business operates at a leased manufacturing site in Pasadena, Texas, and has sales and support networks throughout the United States and Europe. The results of operations have been included since the date of acquisition. Goodwill resulting from the acquisition amounted to $11.5 million.

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

In addition, in each of the first and second quarters of 2001, the Company sold a portion of its holding in OSCA pursuant to Rule 144 of the Securities Act of 1933 resulting in net proceeds of $11.7 million and a related gain of $9.4.

NOTE 5: GOODWILL AND INTANGIBLE ASSETS

In June 2001, the FASB issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." The Company adopted these new standards January 1, 2002. Under the new rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the statement. Other intangible assets continue to be amortized over their estimated useful lives.

With the adoption of SFAS 142, the Company ceased amortization of goodwill as of January 1, 2002. The following table provides a reconciliation of reported net income (loss) and the related earnings (loss) per share to amounts adjusted to reflect the exclusion of goodwill amortization, net of related income taxes.

Year Ended December 31	2003	2002	2001

Reported net income (loss)	$(51.4)	$125.0	$(289.5)
Add: Goodwill amortization, net of related income taxes	—	—	4.5

Pro forma net income (loss)	$(51.4)	$125.0	$(285.0)

Reported net income (loss) per share, basic and diluted	$(1.02)	$2.48	$(5.76)
Add: Goodwill amortization, net of related income taxes	—	—	0.09

Pro forma net income (loss) per share	$(1.02)	$2.48	$(5.67)

The Company completed the transitional impairment tests required by SFAS 142 during 2002 and determined that there was no impairment loss as a result of the adoption. The Company conducted its annual impairment testing during the fourth quarter of 2003 and has determined that the fair values of its reporting units exceed the carrying values of those units.

The following table includes information regarding the carrying values and related accumulated amortization of intangible assets as of and for the years ended December 31, 2003 and 2002.

	2003 Gross Carrying Amount	2003 Accumulated Amortization	2002 Gross Carrying Amount	2002 Accumulated Amortization

Amortized Intangible Assets:
Non-compete agreements	$10.5	$(6.1)	$8.4	$(3.6)
Patents, trademarks and licenses	5.2	(3.9)	5.0	(3.6)
Intellectual property	30.7	(5.4)	17.0	(2.6)
Customer-related	19.1	(3.0)	11.4	(2.0)
Other	7.3	(5.0)	6.4	(3.4)

Total amortized intangible assets	$72.8	$(23.4)	$48.2	$(15.2)

Indefinite Lived Intangible Assets:
Patents, trademarks and licenses	$14.0	$—	$—	$—
Total intangible assets	$86.8	$(23.4)	$48.2	$(15.2)

Intangible asset amortization expense for the year ended December 31, 2003 was $5.8 million. Future amortization expense for the next five years is estimated to be $5 million in 2004 and 2005, $4 million in 2006 and 2007 and $3 million in 2008.

On February 28, 2003, the Company acquired the outstanding shares of Lime-O-Sol Company. Included in this acquisition were $43.2 million of goodwill and $13.9 million of intangibles, which consisted of non-compete agreements of $0.7 million, trademarks of $7.5 million, and customer-based intangibles of $5.7 million. The non-compete agreements are being amortized over a period of 1-2 years and the customer-based intangibles over a period of 15 years. The trademarks associated with this acquisition have been classified as indefinite lived intangible assets.

On July 10, 2003, the Company acquired A&M Cleaning Products, Inc. Included in the acquisition were $25.2 million of goodwill and $19.2 million of intangibles, which consisted of non-compete agreements of $0.9 million, trademarks of $6.5 million, intellectual property of $10.4 million and customer-related intangibles of $1.4 million. The non-compete agreements are being amortized over a period of approximately 2 years, and the intellectual property and customer-related intangibles over a period of 10 years. The trademarks associated with this acquisition have been classified as indefinite lived intangible assets.

On December 3, 2002, the Company acquired certain assets of Flexsys America's non-staining phenolic antioxidants business. Included in these assets were $6.0 million of intangibles, which consisted of a $2.7 million non-compete agreement, $0.5 million of intellectual property and $2.8 million of customer-related intangibles. These amounts have been included in the above table.

The changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2003 are as follows:

	Polymer Additives	Specialty Products	Total

Goodwill:
Balance as of January 1, 2002	$69.0	$64.2	$133.2
Goodwill acquired	3.1	—	3.1
Effects of foreign currency	5.3	2.0	7.3

Balance as of December 31, 2002	$77.4	$66.2	$143.6
Goodwill acquired	—	68.4	68.4
Goodwill impaired	(18.1)	—	(18.1)
Effects of foreign currency	9.0	2.8	11.8

Balance as of December 31, 2003	$68.3	$137.4	$205.7

During the fourth quarter of 2003, $18.1 million of goodwill was impaired as a result of evaluating strategic alternatives for the antimony products business.

NOTE 6: ASSET RETIREMENT OBLIGATIONS

On January 1, 2003, the Company adopted SFAS 143, "Accounting for Asset Retirement Obligations." The statement requires legal obligations associated with retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. The liability is reported at a discounted fair value and is adjusted in subsequent periods as accretion expense is recorded. Corresponding retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the useful life of the asset. The Company currently has legal obligations to close brine supply and disposal wells and waste disposal wells at the end of the assets' useful lives.

Upon adoption in the first quarter of 2003, the Company recorded transition amounts for liabilities related to these wells, and the associated capitalizable costs net of accumulated depreciation. A liability of $5.7 million was recorded to long-term liabilities and a net asset of $0.6 million was recorded to plant and equipment on January 1, 2003. This resulted in a cumulative effect of an accounting change of $(3.3) million (net of income taxes of $1.8 million). Accretion and depreciation expense subsequent to the adoption of the statement decreased net income $0.3 million in 2003. Adjustments to the obligation due to revised estimated cash flows subsequent to the adoption of the statement increased net income $0.2 million.

The pro forma effects of the application of SFAS 143 as if the statement had been adopted on January 1, 2001 are presented below:

Year Ended December 31	2003	2002	2001

Reported net income (loss)	$(51.4)	$125.0	$(289.5)
Additional accretion and depreciation expense	—	(0.3)	(0.3)
Cumulative effect of accounting change, net of income taxes	3.3	—	—

Pro forma net income (loss)	$(48.1)	$124.7	$(289.8)

Reported net income (loss) per share, basic and diluted	$(1.02)	$2.48	$(5.76)
Pro forma net income (loss) per share, basic and diluted	$(0.95)	$2.48	$(5.76)

The following table describes the changes in the Company's asset retirement obligations during 2003.

Asset retirement obligation at December 31, 2002	$—
Liability recognized in transition	5.7
Accretion expense	0.4
Liabilities settled during the year	(0.3)
Adjustment to obligation due to changes in estimate	(0.3)

Asset retirement obligation at December 31, 2003	$5.5

The pro forma asset retirement obligation liability balances as if SFAS 143 had been adopted January 1, 2001 are as follows:

December 31	2003	2002	2001

Pro forma amounts of liability for asset retirement obligation at beginning of year	$5.7	$5.3	$4.9
Pro forma amounts of liability for asset retirement obligation at end of year	5.5	5.7	5.3

NOTE 7: CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

December 31	2003	2002

Cash	$84.0	$101.2
Cash equivalents	87.2	157.9

	$171.2	$259.1

NOTE 8: INVENTORIES

The major components of inventories are as follows:

December 31	2003	2002

Finished products	$191.5	$186.4
Raw materials	37.3	33.5
Supplies	31.4	32.3

	$260.2	$252.2

NOTE 9: PLANT AND EQUIPMENT

Plant and equipment consist of the following:

December 31	2003	2002

Land	$14.9	$14.3
Buildings	136.6	129.6
Equipment	1,105.6	1,150.0
Construction in progress	36.9	31.9

	1,294.0	1,325.8
Less allowances for depreciation, depletion and amortization	(723.9)	(704.2)

	$570.1	$621.6

NOTE 10: DEBT

Long-term debt is summarized as follows:

December 31	2003	2002

Notes payable	$400.0	$400.0
Industrial development bonds	12.3	12.3
Other	22.4	28.3

	434.7	440.6
Less current portion	(7.1)	(8.0)

	$427.6	$432.6

The Company has outstanding $400 million of 7% notes due July 15, 2009. The Company may sell various unsecured debt securities, common stock or rights or warrants to purchase common stock individually or in combination up to $750 million. The amount of securities remaining to be sold on the registration statement is $350 million.

On October 2, 2003, the Company renewed the 364-day portion of its unsecured revolving credit facility. This facility was established on October 4, 2001 along with a facility with a five-year term. Under these facilities, the Company may borrow up to $425 million. The facilities contain certain covenants, as defined in the agreements, with which the Company was in compliance as of December 31, 2003. Interest on borrowings outstanding under the agreements is based upon a variable rate tied to LIBOR. The facilities are used to support the Company's commercial paper program and for general corporate purposes. There were no outstanding borrowings on these facilities as of December 31, 2003 and 2002.

The interest rate on industrial development bonds was 2.58% at December 31, 2003, and the bonds have maturities through 2025.

Borrowings using commercial paper financing are classified as a component of long-term debt, since the Company has the ability and the intent to refinance these borrowings on a long-term basis either through continued commercial paper borrowings or utilization of available long-term credit facilities. There were no outstanding commercial paper borrowings as of December 31, 2003 and 2002.

Long-term debt matures as follows: 2004, $7.1 million; 2005, $2.7 million; 2006, $1.5 million; 2007, $1.4 million; 2008, $0.5 million; and thereafter, $421.5 million.

During 2003, 2002 and 2001, interest costs were $27.8 million, $32.1 million and $42.3 million, respectively, which included capitalized interest of $0.4 million in 2003, $0.6 million in 2002 and $1.0 million in 2001. In these years, cash interest payments were $28.6 million, $33.9 million and $42.5 million, respectively.

NOTE 11: INCOME TAXES

The following is a summary of domestic and foreign income from Continuing Operations before income taxes, the components of the provisions for income taxes, a reconciliation of the United States federal income tax rate to the effective income tax rate and the components of deferred income tax assets and liabilities.

Income (Loss) Before Income Taxes:

Year Ended December 31	2003	2002	2001

Domestic	$(75.4)	$28.6	$(79.0)
Foreign	(13.6)	40.1	(142.0)

	$(89.0)	$68.7	$(221.0)

Provisions (Credits) for Income Taxes:

Year Ended December 31	2003	2002	2001

Current:
Federal	$(18.0)	$(53.5)	$45.8
State	(0.4)	(1.0)	(2.5)
Foreign	4.6	19.1	6.4

	(13.8)	(35.4)	49.7

Deferred:
Domestic	(30.6)	69.2	(93.9)
Foreign	(10.7)	(12.5)	4.4

	(41.3)	56.7	(89.5)

	$(55.1)	$21.3	$(39.8)

During the third quarter 2003, the Company received a final notification from the Internal Revenue Service (IRS) of a favorable ruling on certain income tax issues related to the Company's 1994 to 2000 federal income tax filings for those years that confirmed that tax filing positions taken by the Company were consistent with tax laws and regulations. As a result of this decision and evaluation of its remaining income tax reserves, the Company released $27.5 million, or $0.54 per share of tax benefit to earnings. Excluding the impact of this release, the Company's effective income tax rate for the year ended December 31, 2003 would have been 31.0%.

Effective Income Tax Rate Reconciliation:

Year Ended December 31	2003	2002	2001

U.S. federal income tax rate	(35.0)%	35.0%	(35.0)%
Change resulting from:
State income tax	(0.3)	(0.9)	(0.7)
Depletion	(2.3)	(3.0)	(0.8)
Export sales incentive	(1.6)	(2.1)	(0.4)
Low income housing credit	(3.2)	(4.5)	(1.5)
International operations	1.2	1.6	2.4
Income tax reserve release	(30.9)	—	—
Nondeductible goodwill	—	—	3.8
Change in valuation allowance	2.0	6.0	14.9
Other	8.2	(1.1)	(0.7)

Effective income tax rate	(61.9)%	31.0%	(18.0)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Components of Deferred Tax Assets and Liabilities:

December 31	2003	2002

Deferred tax assets
Accrued expenses	$6.3	$11.0
Restructuring charges	2.4	3.9
Tax credit carryforwards	33.4	36.9
Net operating loss carryforwards	81.7	44.1
Other	46.6	31.4

Deferred tax assets	170.4	127.3
Valuation allowance	(56.4)	(35.7)

Deferred tax assets, net of valuation allowance	$114.0	$91.6

Deferred tax liabilities
Depreciation	$51.1	$65.1
Other	12.4	16.6

Deferred tax liabilities	$63.5	$81.7

Net deferred tax assets	$50.5	$9.9

As of December 31, 2003, the Company had tax credit carryforwards of $33.4 million available. A valuation allowance of $13.6 million has been recorded against the portion of these credit carryforwards for which utilization is uncertain. Of the amount of tax credit carryforwards for which no valuation allowance has been recorded, $0.2 million will expire on or before 2008, $1.4 million expire in 2019; $3.2 million expire in 2020; $3.3 million expire in 2021; $3.2 million expire in 2022; $2.9 million expire in 2023, and the remaining $5.6 million have no expiration dates. At December 31, 2003, the Company has net operating losses resulting in $81.7 million of deferred tax assets to offset future tax liabilities. A valuation allowance of $42.8 million has been recorded against the portion of these net operating loss carryforwards for which utilization is uncertain. The tax effect of the amount of net operating loss carryforwards for which no valuation allowance has been recorded, $15.6 million expire in 2023 and the remaining $23.3 million have no expiration dates.

Cash payments for income taxes were $14.4 million, $14.0 million and $14.3 million in 2003, 2002 and 2001, respectively.

NOTE 12: STOCKHOLDERS' EQUITY

The Board of Directors has authorized the Company to purchase shares of the Company's common stock in the open market or in privately negotiated transactions. No share repurchases were made in 2003 or 2002. The Company purchased approximately 0.1 million shares during 2001 at an average price of $22.19. A total of 2.8 million shares remain available under existing Board authorizations.

During 2003, the Company made a voluntary contribution of 300,000 shares of Company treasury stock to its U.S. qualified defined benefit pension plan. The Company also contributed approximately 100,000 shares of treasury stock to the Great Lakes Savings Plan, a defined contribution, 401(k) employee savings plan, and the Great Lakes Chemical Corporation Supplemental Savings Plan as the Company's matching contributions to the plans. These contributions were non-cash transactions and therefore not reflected in the consolidated statement of cash flow in 2003.

NOTE 13: EARNINGS PER SHARE

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

Year Ended December 31	2003	2002	2001

Denominator for basic earnings per share (weighted-average shares)	50.4	50.2	50.3
Effect of dilutive securities	—	0.1	—

Denominator for diluted earnings per share	50.4	50.3	50.3

Options to purchase shares of common stock of 4.7 million in 2003, 3.0 million in 2002 and 3.3 million in 2001 were outstanding, but were excluded from the computation of diluted earnings per share, because they were antidilutive.

NOTE 14: STOCK AND INCENTIVE COMPENSATION PLANS

Stock Compensation Plans

The Company has four plans that provide for the granting of stock awards to officers and key employees. The 2002, 1998 and 1993 Stock Compensation Plans have stock awards available for grant; the fourth plan, the 1984 Stock Compensation Plan, has no stock awards available for grant, but does have options exercisable as of December 31, 2002. The Company is authorized to grant options for up to 7.0 million shares under the 2002, 1998 and 1993 plans, of which 4.5 million have been granted. Options under the plans have been granted at the market value at the date of grant, become exercisable over periods of one to five years and expire 10 years from the date of grant.

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

The status of the Company's stock options is summarized below:

	Shares Under Option	Weighted- Average Exercise Price

Outstanding at January 1, 2001	3.3	$41.72
Granted	0.8	32.78
Exercised	0.0	30.10
Terminated	(0.8)	41.69

Outstanding at December 31, 2001	3.3	39.53
Granted	0.9	22.12
Exercised	0.0	23.44
Terminated	(0.3)	47.24

Outstanding at December 31, 2002	3.9	34.71
Granted	1.0	21.63
Exercised	0.0	22.00
Terminated	(0.2)	36.08

Outstanding at December 31, 2003	4.7	$31.65

Currently Exercisable	2.9	$37.08

During 2003, 2002 and 2001, the Company awarded restricted stock totaling approximately 6,000, 20,000 and 90,000 shares, respectively, to directors and other key employees. These awards become exercisable over a period of one to 10 years. The Company recognizes compensation expense consistent with the vesting of each award. The compensation expense incurred in 2003, 2002 and 2001 related to these awards totaled $0.6 million, $0.9 million and $0.7 million, respectively.

The following table summarizes information concerning outstanding and exercisable options at December 31, 2003:

Range of Exercise Prices	$22.00-$35.99	$36.00-$50.99	$51.00-$68.99

Options outstanding:
Weighted-average remaining contractual life	8.6 yrs	5.0 yrs	2.2 yrs
Weighted-average exercise price	$26.29	$41.96	$60.88
Options outstanding (millions)	3.3	1.2	0.2
Options exercisable:
Weighted-average exercise price	$30.18	$41.96	$60.88
Options exercisable (millions)	1.5	1.2	0.2

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

While no compensation expense has been recognized for the Company's stock option plans, outstanding options whose exercise prices were less than the average market price of common stock during the period are included, when appropriate, in the determination of share dilution for the purposes of calculating diluted earnings per share.

December 31	2003	2002	2001

Weighted-average fair value per share of options granted during the year(1)	$6.36	$7.24	$10.81
Net Income (loss):
As reported	(51.4)	125.0	(289.5)
Pro forma	(55.2)	121.0	(292.4)
Basic and diluted earnings per share:
As reported	(1.02)	2.48	(5.76)
Pro forma	(1.10)	2.41	(5.81)
Assumptions:
Expected volatility	29.0%	28.9%	27.8%
Expected life in years	6.5	6.5	6.5
Risk-free interest rate	3.5%	4.7%	4.4%
Dividend yield	1.7%	1.5%	1.1%

(1)
On date of grant using the Black-Scholes option pricing model, a pricing model acceptable under SFAS 123.

Incentive Compensation Plan

In 2003, the Company established a Long-Term Incentive Plan ("LTIP") under the Company's 2002 Stock Option and Incentive Plan to provide certain incentives to certain officers. The plan is administered by the Compensation and Incentive Committee of the Board of Directors (the "Committee"). The LTIP provides incentive awards payable in restricted stock with a cash pay-out option, based on the achievement, over a three-year period ending in 2005, of Company or business unit performance targets established by the Committee.

Compensation under this LTIP is accrued over the period of performance, which is three years. Compensation expense related to the LTIP amounted to $2.8 million for the year ended December 31, 2003.

NOTE 15: RETIREMENT PLANS

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

The Company's funding policy is to make contributions to the extent such contributions are tax deductible as actuarially determined and as permitted by regulatory authorities. The funded amounts reflect actuarial assumptions regarding compensation, interest and other projections. The Company uses an October 1 measurement date for its plans.

Obligations and Funded Status

	U.S. Plans		Non-U.S. Plan

December 31	2003	2002	2003	2002

Change in benefit obligation:
Benefit obligation at beginning of year	$140.6	$123.5	$145.1	$99.7
Service cost	5.2	4.9	4.9	3.7
Interest cost	9.7	9.0	8.5	6.4
Plan participants' contributions	—	—	1.7	1.5
Curtailments	—	—	(7.0)	—
Actuarial (gain) loss	23.6	7.7	(4.8)	24.6
Benefits paid	(5.1)	(4.5)	(4.1)	(3.6)
Foreign currency exchange rate changes	—	—	15.5	12.8

Benefit obligation at end of year	$174.0	$140.6	$159.8	$145.1

Change in plan assets:
Fair value of plan assets at beginning of year	$92.1	$107.2	$86.4	$88.7
Actual return on plan assets	15.5	(11.0)	14.6	(12.0)
Employer contributions	17.1	0.8	3.7	1.9
Plan participants' contributions	—	—	1.7	1.5
Benefits paid	(5.0)	(4.9)	(4.1)	(3.6)
Foreign currency exchange rate changes	—	—	9.9	9.9

Fair value of plan assets at end of year	$119.7	$92.1	$112.2	$86.4

Funded status	$(54.3)	$(48.5)	$(47.6)	$(58.7)
Unrecognized net actuarial loss	53.8	39.8	56.5	69.3
Unrecognized prior service cost	0.1	0.4	—	—
Unrecognized transition obligation	0.2	0.2	—	—

Net amount recognized	$(0.2)	$(8.1)	$8.9	$10.6

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$—	$—	$—	$—
Accrued benefit cost	(32.1)	(28.3)	(10.7)	(19.4)
Intangible assets	0.1	0.3	—	—
Accumulated other comprehensive loss	31.8	19.9	19.6	30.0

Net amount recognized	$(0.2)	$(8.1)	$8.9	$10.6

Amounts applicable to the Company's U.S. and non-U.S. pension plans with projected benefit obligations in excess of plan assets are summarized as follows:

December 31	2003	2002

Projected benefit obligation	$333.8	$285.7
Fair value of plan assets	231.9	178.5

Amounts applicable to the Company's U.S. and non-U.S. pension plans with accumulated benefit obligations in excess of plan assets are summarized as follows:

December 31	2003	2002

Accumulated benefit obligation	$274.7	$226.3
Fair value of plan assets	231.9	178.5

Components of net periodic benefit cost

	U.S. Plans			Non-U.S. Plan

Year Ended December 31	2003	2002	2001	2003	2002	2001

Service cost	$5.2	$4.9	$4.8	$4.9	$3.7	$3.7
Interest cost	9.7	9.0	8.9	8.5	6.4	5.0
Expected return on plan assets	(8.1)	(9.5)	(11.4)	(8.7)	(8.1)	(6.9)
Amortization of prior service cost	0.2	0.1	0.2	—	—	—
Amortization of transition obligation	0.1	0.2	0.2	—	—	—
Amortization of net loss/(gain)	2.1	0.1	(0.9)	1.7	—	(0.3)

Net periodic benefit cost	$9.2	$4.8	$1.8	$6.4	$2.0	$1.5

Allocation of net periodic benefit cost

	U.S. Plans			Non-U.S. Plan

Year Ended December 31	2003	2002	2001	2003	2002	2001

Continuing operations	$9.2	$4.8	$1.8	$4.8	$1.3	$1.0
Discontinued operations	—	—	—	1.6	0.7	0.5

Net periodic benefit cost	$9.2	$4.8	$1.8	$6.4	$2.0	$1.5

Assumptions

	U.S. Plans		Non-U.S. Plan

	2003	2002	2003	2002

Weighted-average assumptions used to determine benefit obligations at December 31, 2003 and 2002
Discount rate	6.25%	7.00%	5.50%	5.50%
Rate of compensation increase	3.50%	4.00%	3.75%	3.75%

	U.S. Plans		Non-U.S. Plan

	2003	2002	2003	2002

Weighted-average assumptions used to determine net cost for years ended December 31, 2003 and 2002
Discount rate	7.00%	7.00%	5.50%	5.50%
Expected long-term rate of return on plan assets	9.00%	9.00%	7.00%	7.00%
Rate of compensation increase	4.00%	4.00%	3.75%	3.75%

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolios. This resulted in the selection of a 9.0% and 7.0% long-term rate of return on assets assumption for the U.S. plan and non-U.S. plan, respectively, for 2003. The long-term rate of return on assets assumption for 2004 was revised to 8.5% and 7.5% for the U.S. and non-U.S. plans, respectively, in view of expected future asset returns.

Plan Assets

The Company's pension plan weighted-average asset allocations at December 31, 2003 and 2002 by asset category are as follows:

	December 31, 2003		December 31, 2002

	U.S.	Non-U.S.	U.S.	Non-U.S.

Asset Category
Equity securities	71.1%	70.6%	60.9%	76.8%
Fixed income	25.7	29.4	36.6	23.2
Real estate	—	—	—	—
Other	3.2	—	2.5	—

Total	100.0%	100.0%	100.0%	100.0%

The Company's retirement plan assets are invested with the objective of providing the Plans the ability to fund current and future benefit payment requirements while minimizing annual Company contributions. The Plans asset allocation strategy reflects the desire to meet these objectives.

The asset allocation data presented in the following table contains guideline percentages, at market value, for various asset classes for both the U.S. and non U.S. plans. The "Strategic Target" is a guide, and will at times not reflect the actual asset allocation, as this will be dictated by current market conditions. The "Tactical Range" anticipates this fluctuation and provides flexibility to vary around the target without the need for immediate rebalancing. These asset allocations are monitored on an ongoing basis by an Investment Committee for the plans to maintain the asset allocations within the stated ranges. The non-U.S. Plan 2002 strategic target for equity securities and fixed income was adjusted from 80% to 70% and 20% to 30%, respectively, in 2003.

Equity securities of the U.S. plan includes 300,000 shares of the Company's common stock in the amount $8.2 million (6.9% of total U.S. plan assets) at December 31, 2003. The Company shares were contributed to the U.S. plan in 2003. There were no Company shares held in the plan at December 31, 2002.

	U.S. Plan		Non-U.S. Plan

Security Class	Strategic Target	Tactical Range	Strategic Target	Tactical Range

U.S. Large Cap Equities - Core	20%	15%-25%
U.S. Large Cap Equities - Value	10%	7%-12%
U.S. Large Cap Equities - Growth	10%	7%-12%
Great Lakes Chemical Corporation Common Stock	7%	0%-10%
U.S. Small Cap Equities - Core	10%	7%-12%
International Equity	12%	5%-15%
Equity Securities	69%	64%-74%	70%	64%-76%
Fixed Income	28%	22%-32%	30%	24%-36%
Alternative Investments	2%	0%-10%

Cash	1%	0%-5%

Other	3%	0%-10%	0%	0%

Total	100%		100%

Contributions

In 2004, the Company expects to contribute $3 million to the non-U.S. plans, but does not anticipate a contribution to the U.S. plan.

The Company provides no significant postretirement benefits other than pensions.

Defined Contribution Retirement Plans

Certain Company employees participate in the Great Lakes Savings Plan, which is a defined contribution, 401(k) employee savings plan generally available to all U.S. full-time salaried, non-union hourly employees and certain union hourly employees. The plan is funded by contributions from participants and the Company. Contributions by the Company to the plan approximated $2.7 million, $2.7 million and $2.9 million in 2003, 2002 and 2001, respectively.

The Company also maintains a supplemental savings plan, the Great Lakes Chemical Corporation Supplemental Savings Plan. The plan is nonqualified and restores the employer match that certain employees lose due to IRS limits on eligible compensation under the Great Lakes Savings Plan. Contributions to this plan by the Company approximated $0.1 million, $0.04 million and $0.1 million in 2003, 2002 and 2001, respectively.

Contributions to both plans during 2003 were done through the use of the Company's treasury stock.

NOTE 16: SEGMENT INFORMATION

The Company changed its reportable business as of the first quarter of 2003 in order to align the external presentation of results with the Company's current management and operating structure. The Company operates in three business segments - Polymer Additives, Specialty Products (formerly named Water Treatment) and Performance Chemicals. In addition, the Agricultural Products and Bromine Intermediates businesses, collectively referred to as the Brominated Performance Products business, were reclassified from Performance Chemicals to the Polymer Additives business segment. The remaining components of the Performance Chemicals segment are unaffected. In addition, the Water Treatment segment has been renamed Specialty Products to include the Company's recent acquisition of a line of specialty household cleaning products, which joins the Company's swimming pool and industrial water sanitizers and related products.

The Company is organized into three global segments: Polymer Additives, Specialty Products and Performance Chemicals. These segments are strategic business units that offer products and services that are intended to satisfy specific customer requirements. The units are organized and managed to deliver a distinct group of products, technology and services.

The Polymer Additives segment provides a comprehensive portfolio of polymer additive solutions formulated specially to meet the needs of its customers in a wide range of markets, from furniture and textiles to automotive to consumer electronics to building and construction. The segment produces bromine-, phosphorus- and antimony-based flame retardants and synergists; lubricant additives; stabilizing products including antioxidants, UV absorbers, light stabilizers and non-dusting blends; optical monomers; and brominated performance products used in agriculture, electronics, photographic papers, rubber compounds, detergents, pharmaceuticals, and oil and gas exploration.

The Specialty Products segment is a leading supplier of consumer products for use in swimming pools, hot tubs and home cleaning, along with products for industrial water treatment. The segment sells pool and spa products to dealers, distributors and mass market retailers; household cleaning products to consumers through mass retailers in grocery, drug, home center, hardware, discount and automotive supply stores; and specialty biocides, antiscalants, corrosion inhibitors and other products for use in cooling tower and wastewater treatment, pulp and paper production, and desalination applications.

The Performance Chemicals segment includes specialty businesses that provide value-added products and services to pharmaceutical, information technology, telecommunications, automotive and other important markets worldwide. The segment includes fluorine chemicals for use in waterless fire suppression systems, refrigerants, automotive, and medical and pharmaceutical products; toxicological testing services for pharmaceutical, chemicals and biotechnology customers; and fine chemicals for pharmaceutical and life sciences companies. As a result of the Company's decision in 2002 to sell the Fine Chemicals portion of the Performance Chemicals business, the net assets of Fine Chemicals have been reclassified as assets held for sale and liabilities held for sale, with operating results reported in discontinued operations for all periods presented.

The Company evaluates business unit performance and allocates resources based on the operating income, which represents net sales less cost of products sold and selling, general and administrative expenses, cash flows and return on investment of each business unit. Polymer Additives and Specialty Products use bromine as a raw material in their production processes. Bromine is transferred at cost from Polymer Additives to Specialty Products based upon a bromine supply agreement. In addition, assets used in the production of bromine are allocated to Specialty Products from Polymer Additives based on the percentage of production consumed. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies.

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

Year Ended December 31	2003	2002	2001

Net Sales by Segment to External Customers:
Polymer Additives	$749.8	$745.5	$700.1
Specialty Products	611.9	543.0	507.0
Performance Chemicals	102.9	114.9	141.3

Total sales of reportable segments	1,464.6	1,403.4	1,348.4
Corporate	—	(1.9)	4.4

	$1,464.6	$1,401.5	$1,352.8

Segment Profit (Loss):
Polymer Additives	$(89.5)	$37.0	$(189.5)
Specialty Products	72.7	83.1	53.6
Performance Chemicals	13.8	26.6	34.0

Total profits of reportable segments	(3.0)	146.7	(101.9)
Corporate	(49.3)	(35.5)	(39.5)

Operating income (loss)	(52.3)	111.2	(141.4)

Interest income (expense) - net	(25.8)	(27.6)	(32.8)
Other income (expense) - net	(10.9)	(14.9)	(46.8)

Income (loss) before income taxes	$(89.0)	$68.7	$(221.0)

Depreciation Expense:
Polymer Additives	$49.8	$51.0	$44.0
Specialty Products	16.7	14.6	14.1
Performance Chemicals	3.3	3.8	3.3
Corporate	19.1	7.3	9.5

	$88.9	$76.7	$70.9

Segment Assets:
Polymer Additives	$814.1	$890.7	$792.2
Specialty Products	523.5	376.5	383.1
Performance Chemicals	63.2	75.4	72.2
Corporate	262.8	321.0	227.8

	$1,663.6	$1,663.6	$1,475.3

Year Ended December 31	2003	2002	2001

Investment in Unconsolidated Subsidiaries:
Polymer Additives	$10.6	$13.6	$11.3
Expenditures for Long-lived Assets:
Polymer Additives	$38.2	$39.4	$98.7
Specialty Products	21.4	21.3	18.5
Performance Chemicals	1.1	2.2	7.8
Corporate	2.0	1.9	6.2

	$62.7	$64.8	$131.2

Geographic Information
Net Sales to External Customers:
United States	$912.1	$894.5	$862.6
United Kingdom	102.5	126.0	148.8
Switzerland	189.7	158.3	121.7
Other foreign	260.3	222.7	219.7

	$1,464.6	$1,401.5	$1,352.8

Long-lived Assets:
United States	$566.0	$535.6	$575.3
United Kingdom	65.4	87.7	74.8
Other foreign	230.3	202.1	162.8

	$861.7	$825.4	$812.9

NOTE 17: INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

As of December 31, 2003, the Company's investment in unconsolidated affiliates consisted primarily of a 49% interest in Gulf Stabilizers Industries Limited, a Saudi Arabian manufacturer of antioxidants, and a 50% interest in Tetrabrom Technologies, Ltd., an Israeli manufacturer of tetrabromobisphenol-A. The Company is also a limited partner in certain low-income housing investments that generate benefits in the form of tax credits.

The Company's equity in earnings (loss) of unconsolidated affiliates was $(3.5) million, $(2.1) million and $0.7 million in 2003, 2002 and 2001, respectively.

NOTE 18: FINANCIAL INSTRUMENTS

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

It is the Company's policy to enter into foreign currency hedging transactions only to the extent considered necessary to achieve the objectives stated above. The Company does not enter into foreign currency transactions for trading purposes. The Company enters into forward contracts and option contracts to hedge portions of its foreign currency denominated, forecasted sales and subsequent cash flows. The critical terms of the hedges are the same as the underlying forecasted transactions, and the hedges are considered perfectly effective to offset the changes in fair value of cash flows from the hedged transactions. Gains and losses on these instruments are generally recorded in other comprehensive income (loss) until the underlying transaction is recognized in net income.

The Company enters into currency option and forward contracts to hedge anticipated foreign currency transactions during the next 12 months. The principal currencies hedged are the Japanese yen, euro and British pound.

The Company used currency swap contracts to hedge a long-term intercompany loan. These contracts hedge the euro against the British pound. The terms of the swap contracts match the loan principal repayment terms. Gains or losses on these contracts are reflected in earnings and are offset by losses or gains on the underlying intercompany loan. The currency swap was settled during 2003 as the underlying intercompany loan matured.

In addition, the Company enters into certain foreign currency forward contracts that are not treated as hedges under SFAS 133 to hedge recognized foreign currency transactions. Gains and losses on these contracts are recorded in net earnings and are substantially offset by the earnings effect of the revaluation of the underlying foreign currency denominated transaction.

Gains and losses arising from the use of the above instruments are recorded in the statement of operations concurrently with gains and losses arising from the underlying hedged transactions. The impact on pretax income of the currency forwards and options used to mitigate gains and losses on foreign exchange was a net gain (loss) of approximately $0.5 million, $4.4 million and $9.2 million in 2003, 2002 and 2001, respectively.

The Company uses forward foreign exchange contracts to protect the value of its investments in its foreign subsidiaries in Europe. Realized and unrealized gains and losses from these hedges are not included in the statement of operations, but are shown in the cumulative translation adjustment account in other comprehensive income (loss), with the related amounts due to or from counterparties included in other liabilities or other assets.

During the years ended December 31, 2003 and 2002, the Company recognized $4.0 million and $3.1 million of net losses, respectively, included in the cumulative translation adjustment, related to the forward foreign currency exchange contracts.

Interest Rate Risk Management

The Company has employed certain hedging instruments to minimize its exposure to changes in interest rates, including an interest rate swap agreement. In 2000, the Company terminated a swap arrangement and as a result recognized a $2.9 million gain, which is being amortized over the remaining term of the underlying 7% fixed rate notes that are due July 15, 2009. In 2002 and 2003, the Company entered into $75 million and $50 million interest rate swaps, respectively, accounted for as a fair value hedge to manage its exposure to interest rate changes.

Gains and losses arising from the use of such interest rate hedging instruments are recorded in the income statement concurrently with gains and losses arising from the underlying transactions. The impact on pretax income of interest rate risk management activities was a net gain of approximately $3.9 million in 2003 and $2.1 million in 2002.

Natural Gas Price Risk Management

The Company consumes natural gas during the normal course of production. The fluctuations of natural gas prices can vary the costs of production. As part of its risk management strategy, the Company is a party to fixed price swap and option contracts, including caps and floors, to manage its exposure to changes in natural gas prices. These natural gas contracts obligate the Company to make or receive a payment equal to the net change in the value of the contracts at their maturity. Such contracts are designated as hedges of the Company's forecasted purchases up to

December 2004 and are effective in hedging the Company's exposure to changes in natural gas prices during this period.

The natural gas contracts that qualify as cash flow hedges under SFAS 133 are marked to market with unrealized gains and losses deferred and recognized in earnings when realized as an adjustment to cost of products sold. Unrealized changes in fair value of contracts no longer effective as hedges are recognized in cost of products sold from the date that the contracts become ineffective until their expiration. The impact on pretax income of natural gas risk management activities were a net gain (loss) of approximately $0.4 million in 2003, $(1.1) million in 2002 and approximately $(1.8) million in 2001.

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

	2003			2002
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value

Long-term debt including current portion	$—	$434.7	$485.9	$—	$440.6	$487.4
Interest rate swap agreements	125.0	7.2	7.2	75.0	9.3	9.3
Foreign currency options and forward contracts	236.8	1.7	1.7	140.6	(0.8)	(0.8)
Foreign currency swap contracts	—	—	—	36.2	3.3	3.3
Natural gas options and swap contracts	4.7	0.8	0.8	2.5	0.3	0.3

The estimated fair value of long-term debt is based primarily on quoted market prices for the same or similar issues. The fair values of option, forward exchange and swap contracts are based on quoted market prices of comparable instruments.

Other Comprehensive Income (Loss)

The following table represents the movement of amounts in other comprehensive income (loss) of deferred cash flow hedges, net of tax, described above under foreign exchange risk and natural gas price management.

Balance at December 31, 2001	$(1.3)
Net change in derivative fair value during 2002	1.3
Amounts reclassified to earnings during 2002	—

Balance at December 31, 2002	$—
Net change in derivative fair value during 2003	1.3
Amounts reclassified to earnings during 2003	0.2

Balance at December 31, 2003	$1.5

Concentrations of Credit Risk

The Company sells a broad range of products to a diverse group of customers operating throughout the world. These industries generally are not significantly affected by changes in economic or other factors. Credit limits, ongoing credit evaluation and account-monitoring procedures are utilized to minimize the risk of loss. Collateral is generally not required. Counterparties to the currency contracts and interest rate swap contracts are major financial institutions. Credit losses from counterparty nonperformance are not anticipated.

NOTE 19: COMMITMENTS AND CONTINGENCIES

The Company has various purchase commitments for raw materials, supplies and plant and equipment incident to the ordinary conduct of business. All such commitments are at prices at or below current market. At December 31, 2003, the Company had committed approximately $13 million to complete capital projects.

At December 31, 2003, the Company had guaranteed $20.8 million of debt of an unconsolidated affiliate.

The Company has various operating leases primarily for the use of office space, computer equipment and services. Future minimum lease payments under these non-cancelable operating leases totaled $63.5 million at December 31, 2003, due as follows: 2004 - $9.5 million; 2005 -$9.3 million; 2006 - $8.7 million; 2007 - $7.7 million; 2008 - $7.2 million; 2009 and thereafter, $21.1 million.

Rent expense for all operating leases amounted to $20.2 million, $14.8 million and $19.2 million for 2003, 2002 and 2001, respectively.

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

The Company has been cooperating with the United States Department of Justice (DOJ) and the European Commission since the spring of 1998 in their respective investigations of the bromine and brominated products industry. Both investigations were initiated after the Company self-reported to those agencies certain business practices that raised questions under antitrust laws. As a result of the Company's cooperation, the Company and its current directors and employees were accepted into the DOJ's amnesty program. Concurrently, the Company sought favorable treatment under a program in the European Union that also rewards self-reporting and cooperation. To the Company's knowledge, no proceedings were ever instituted in the European Union in connection with the investigation. On May 26, 2003, the Company received a letter from the EC Competition Directorate General officially notifying the Company of the Commission's decision not to pursue any proceedings.

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

There were 10 federal purported class action lawsuits and five California purported class actions naming the Company, each claiming treble damages arising out of an alleged conspiracy concerning the pricing of bromine and brominated products. The federal lawsuits were consolidated in the District Court for the Southern District of Indiana, which, over the Company's objections, certified a class of direct purchasers of certain brominated products.

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

OSCA, the interest in which the Company divested to BJ Services Company as of May 31, 2002, is a party to certain pending litigation regarding a blowout of a well in the Gulf of Mexico operated by Newfield Exploration Company. In the lawsuit, the plaintiffs claimed that OSCA and the other defendants breached their contracts to perform work-over operations on the well and were negligent in performing those operations. On April 4, 2002, a jury reached a verdict on those claims, finding OSCA and the other defendants responsible for those claims and determining OSCA's share of the damages. In connection with the lawsuit, the Company asserted claims against its insurers and insurance brokers in support of insurance coverage for this incident. A related trial on these insurance coverage claims was conducted by the submission of legal briefs. Thereafter, the court issued its final judgments on the underlying liability claims and the insurance coverage claims, entering judgment against OSCA for a net amount of approximately $13.3 million plus interest, and finding that such amount was only partially covered by insurance. Pursuant to an indemnification agreement between the Company and BJ Services entered into at the time of the sale of OSCA (see Note 4 to the Consolidated Financial Statements), Great Lakes has agreed to pay BJ Services a certain percentage of any uninsured cash damages in excess of an amount paid by OSCA upon settlement or final determination of this pending litigation. As of December 31, 2003, the Company has a $9.4 million reserve recorded in discontinued operations for this indemnification liability. Great Lakes and BJ expect to appeal some or all of the liability and insurance coverage decisions.

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

Litigation accruals of approximately $8.0 million and $7.8 million have been reflected in the Company's consolidated balance sheet related to continuing operations as of December 31, 2003 and 2002, respectively.

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

The Company provides reserves for environmental liabilities that management considers probable for which a reasonable estimate of the liability can be made. Accordingly, the Company's reserves for environmental liabilities, including reserves associated with restructuring charges, were approximately $43.8 million and $45.2 million at December 31, 2003 and 2002, respectively, with the current portion of these liabilities included in accrued expenses and the long-term portion included in non-current liabilities. While it is difficult to predict or determine the outcome of actions brought against the Company or the ultimate cost of environmental matters, management believes that the ultimate cost, if any, in excess of the amounts already provided is not likely to have a material adverse effect on its consolidated financial position, consolidated results of operations or liquidity.

NOTE 20: QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of the quarterly results of operations for the years ended December 31, 2003 and 2002 is as follows:

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(millions, except per share data) 2003 - Three Months Ended	March 31	June 30	September 30	December 31

Net sales	$334.0	$416.7	$375.3	$338.6
Operating expenses
Cost of products sold	265.5	323.8	315.1	287.4
Selling, general and administrative expenses	57.2	61.1	70.2	67.5
Asset impairments	—	—	43.8	25.3

Operating income (loss) from Continuing Operations	11.3	31.8	(53.8)	(41.6)
Interest income (expense) - net	(6.6)	(6.8)	(6.4)	(6.0)
Other income (expense) - net	(3.4)	(0.5)	(2.7)	(4.3)

Income (loss) from Continuing Operations before income taxes and cumulative effect of accounting change	1.3	24.5	(62.9)	(51.9)
Income taxes (credit)	0.4	7.6	(47.0)	(16.1)

Income (loss) before cumulative effect of accounting change
- Continuing Operations	$0.9	$16.9	$(15.9)	$(35.8)
- Discontinued Operations	1.6	2.0	(11.1)	(6.7)
Cumulative effect of accounting change, net of income taxes	(3.3)	—	—	—
Net income (loss)	$(0.8)	$18.9	$(27.0)	$(42.5)
Earnings (loss) per share:
Basic and diluted
Continuing Operations	$0.02	$0.33	$(0.31)	$(0.71)
Discontinued Operations	$0.03	$0.05	$(0.23)	$(0.13)
Cumulative effect of accounting change	$(0.07)	$—	$—	$—
Net income (loss)	$(0.02)	$0.38	$(0.54)	$(0.84)

2002 - Three Months Ended	March 31(1)	June 30	September 30	December 31

Net sales	$305.0	$408.5	$360.6	$327.4
Operating expenses
Cost of products sold	237.8	302.6	276.6	252.7
Selling, general and administrative expenses	50.4	58.2	54.3	51.7
Asset impairments	—	3.6	(0.4)	2.8

Operating income (loss) from Continuing Operations	16.8	44.1	30.1	20.2
Interest income (expense) - net	(8.5)	(7.1)	(6.2)	(5.8)
Other income (expense) - net	(0.6)	(5.0)	(4.3)	(5.0)

Income (loss) from Continuing Operations before income taxes	7.7	32.0	19.6	9.4
Income taxes	2.6	9.9	5.9	2.9

Income (loss) - Continuing Operations	$5.1	$22.1	$13.7	$6.5
Income (loss) - Discontinued Operations	(6.6)	83.8	(0.7)	1.1
Net income (loss)	$(1.5)	$105.9	$13.0	$7.6
Earnings (loss) per share:
Basic and diluted
Continuing Operations	$0.10	$0.44	$0.27	$0.13
Discontinued Operations	$(0.13)	$1.67	$(0.02)	$0.02
Net income (loss)	$(0.03)	$2.11	$0.25	$0.15

(1)
Amounts reported for the first quarter of 2002 have been restated from the March 31, 2002 Form 10-Q as filed, due to the Fine Chemicals business being reported as discontinued operations in the second quarter of 2002.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
Great Lakes Chemical Corporation

We have audited the accompanying consolidated balance sheets of Great Lakes Chemical Corporation as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great Lakes Chemical Corporation at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 5 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" in 2002.

                      /s/ ERNST & YOUNG LLP

Indianapolis, Indiana
January 23, 2004

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

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

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information regarding directors of the Company is contained under the headings "Proposal One: Election of Directors" and "Board Committees" in the Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 6, 2004, which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934. This information is incorporated herein by reference. The executive officers of the Company are as follows:

Mark P. Bulriss
Chairman, President and Chief Executive Officer
Officer since 1998

Mr. Bulriss, 52, was named president and chief executive officer of Great Lakes on April 1, 1998, and became chairman on May 4, 2000. Prior to joining Great Lakes, Mr. Bulriss served as president of AlliedSignal Polymers, a $2.1 billion business unit of AlliedSignal (now Honeywell International) that manufactures polymers and markets nylon, technical fibers, plastics, film and chemical intermediates. Before being named president of its polymers unit, Mr. Bulriss served as president of AlliedSignal's electronic materials business. His extensive career in chemicals and plastics also includes 16 years with GE Plastics, a division of the General Electric Corporation. Mr. Bulriss currently serves as a director for the American Chemistry Council, and he previously served as a director and chairman of OSCA, Inc. Mr. Bulriss received a B.S. degree in Chemical Engineering from Clarkson University.

Larry J. Bloom
Executive Vice President
and President of Specialty Products
Officer since 2000

Mr. Bloom, 55, assumed the position of executive vice president of Great Lakes in 2000. He joined the Company in 1990 as a result of the acquisition by Great Lakes of Bio-Lab, Inc., where he has served as president since 1987. From 1970 to 1987, he held various sales, marketing and technical positions with Bio-Lab, Inc. Mr. Bloom is a graduate of Georgia Institute of Technology, receiving a B.S. degree in Chemical Engineering.

Angelo C. Brisimitzakis
Executive Vice President, Flame Retardants
and Brominated Performance Products
Officer since 2000

Dr. Brisimitzakis, 45, joined Great Lakes in 1998 as vice president, global supply chain, following 14 years at General Electric Corporation, where he held leadership positions in sales, technology, business development, supply chain and business management functions. He was named an officer in 2000 and was named vice president for flame retardants in 2001. He assumed his current role in 2002. Dr. Brisimitzakis earned a Ph.D. in Chemistry from New York University and an M.B.A. in Marketing from New York University/Pace University

Richard T. Higgons
Executive Vice President, Performance Chemicals
and Business Development
Officer since 2001

Mr. Higgons, 61, joined Great Lakes in 2001. Prior to joining Great Lakes, Mr. Higgons was staff vice president for corporate development with Mallinckrodt, Inc., a position he held for five years. From 1991 to 1995, Mr. Higgons was vice president for business development for Mallinckrodt's chemical business. From 1988 to 1991, Mr. Higgons held several senior management positions in finance, business development and strategic planning for Imcera Group, Inc. Mr. Higgons received a B.S. degree in Accounting from Indiana Northern University.

Henri Steinmetz
Executive Vice President, Polymer Stabilizers
Officer since 2000

Mr. Steinmetz, 47, joined Great Lakes in October 1998. Prior to his current role, Mr. Steinmetz was vice president of commercial operations for polymer additives with responsibilities for the Americas, Europe, the Middle East and Africa. Prior to joining Great Lakes, Mr. Steinmetz was director of business development for MA Hanna Europe. He spent the majority of his career with General Electric Corporation in positions of increasing responsibility in the plastics, silicones and corporate divisions within the U.S. and Europe. Mr. Steinmetz holds a Masters degree in Metallurgy from the Technical University of Clausthal Zellerfeld (D) and an M.B.A. from Insead of Fontainebleau (F).

John B. Blatz
Senior Vice President,
Environmental, Health and Safety
Officer since 2001

Mr. Blatz, 52, joined Great Lakes in 2001. Prior to joining Great Lakes, Mr. Blatz was with Dexter Corporation for 10 years, where his last position was vice president, environmental & process management. Previous positions included managing director and general counsel of Goldman Financial Group, Inc. for two years; positions with Emhart Corporation, now a part of Black & Decker, from 1980 to 1988; associate counsel with Scott Paper Company from 1978 to 1980, and private practice with the law firm O'Connor & Hannan. Mr. Blatz earned a J.D. from the University of Minnesota Law School in 1976 and a B.A. from Dartmouth College in 1973.

John J. Gallagher III
Senior Vice President and Chief Financial Officer
Officer since 2001

Mr. Gallagher, 40, joined Great Lakes in May 2001. Prior to joining Great Lakes, Mr. Gallagher was vice president and chief financial officer at UOP LLC, a $1.1 billion global joint venture of the Dow Chemical Company and Honeywell International, a position he held since 1999. Prior to UOP, Mr. Gallagher served in a number of positions of increasing responsibility at AlliedSignal (now Honeywell International) where he last held the position of vice president, finance and business development at Bendix Commercial Vehicle Systems. Prior to that, Mr. Gallagher had responsibilities for all of AlliedSignal as director, business analysis and planning, and previously director, finance and mergers and acquisitions. He also spent nine years at Price Waterhouse LLP as a management consultant on numerous M&A transactions, both in the U.S. and around the world. Mr. Gallagher is a CPA holds a B.S. degree in Accounting from the University of Delaware.

Richard J. Kinsley
Senior Vice President,
Human Resources & Communications
Officer since 1999

Mr. Kinsley, 46, joined Great Lakes in April 1999. Prior to joining Great Lakes, Mr. Kinsley served as vice president, human resources for the electronic materials division at AlliedSignal (now Honeywell International) for four years. Prior to AlliedSignal, he spent 10 years with The Pfaudler Companies, where he held senior management positions in sales and marketing, business development and human resources. Mr. Kinsley holds dual degrees in Economics and Business Administration from LeMoyne College and an M.B.A. from the University of Rochester.

Jeffrey M. Lipshaw
Senior Vice President,
General Counsel and Secretary
Officer since 1999

Mr. Lipshaw, 49, joined Great Lakes in October 1999 after serving as of counsel with the Detroit-based law firm Dykema Gossett PLLC from February 1998. He was previously an associate and partner in the firm from 1979 until 1992. From 1993 through 1997, Mr. Lipshaw was vice president and general counsel of AlliedSignal Automotive in Southfield, Michigan. He holds an A.B. degree from the University of Michigan and a J.D. degree from Stanford University.

Zoe F. Schumaker
Senior Vice President and Chief Information Officer
Officer since 2001

Ms. Schumaker, 43, joined Great Lakes in 2001, after serving as vice president, information technology at Ingersoll-Rand Company's IR security and safety sector. From 1991 to 1999, Ms. Schumaker worked at Blount International, Inc., a diversified international manufacturer of outdoor products, industrial and power equipment, and sporting equipment, where she last held the position of vice president, information systems. From 1991 to 1997, Ms. Schumaker held several positions at Blount's outdoor products group, including director of information systems, manager of information systems and manager of systems development. Prior to 1991, Ms. Schumaker held positions in consulting and systems development. She earned a B.A. degree in Psychology from the University of California at Berkeley and an M.B.A. from the University of Oregon in 1995.

William L. Sherwood
Vice President and Corporate Controller
Officer since 2002

Mr. Sherwood, 42, joined Great Lakes in 2000 as director, financial reporting. He was named as an officer and assumed his current position in 2002. Prior to joining Great Lakes, Mr. Sherwood was with Ernst & Young LLP in Indianapolis, Indiana, for 16 years, where he was an auditor and senior manager in the audit and assurance practice. Mr. Sherwood is a CPA and a CISA and holds a B.S. degree in Accounting from Butler University.

Information relating to compliance with Section 16(a) of the Exchange Act is set forth under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2004 Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 6, 2004 and is incorporated herein by reference.

Information relating to Code of Ethics is set forth under the heading "Governance" in the Company's 2004 Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 6, 2004, and is incorporated herein by reference.

Item 11.    Executive Compensation

This information is set forth under the heading "Executive Compensation and Other Information" in the Company's 2004 Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 6, 2004 and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Company's 2004 Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 6, 2004 and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

None.

Item 14.    Principal Accounting Fees and Services

This information is set forth under the heading "Fees Paid to Independent Auditors" in the Company's 2004 Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 6, 2004 and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)    Financial Statements

The following consolidated financial statements of Great Lakes Chemical Corporation and related notes thereto, together with the report thereon of Ernst & Young LLP dated January 23, 2004, appearing on pages 26 through 56 are included herein:

  Consolidated Statements of Operations - Years ended December 31, 2003, 2002 and 2001
  Consolidated Balance Sheets - December 31, 2003 and 2002
  Consolidated Statements of Cash Flows - Years ended December 31, 2003, 2002 and 2001
  Consolidated Statements of Stockholders' Equity - Years ended December 31, 2003, 2002 and 2001
  Notes to Consolidated Financial Statements - December 31, 2003.

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

(a)(3)    Exhibits:

Exhibit No.	Description
(3)(i)	Restated Certificate of Incorporation (incorporated by reference to Exhibit (3)(i) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003, SEC File Number 001-06450)
(3)(ii)	Amended and Restated By-Laws (incorporated by reference to Exhibit (3)(ii) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003, SEC File Number 001-06450).
(4)(i)
Indenture dated as of July 16, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to the Company's Registration Statement on Form S-3, SEC File Number 333-78515)
(10)(i)	Supplemental Retirement Plan, as amended (incorporated by reference to Exhibit (10)(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, SEC File Number 001-06450)
(10)(ii)(a)
Deferred Compensation Plan, as amended and restated effective January 1, 1997 (incorporated by reference to Exhibit (10)(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, SEC File Number 001-06450)
(10)(ii)(b)	Amendment to Deferred Compensation Plan, dated November 20, 1997 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, SEC File Number 001-06450)
(10)(iii)(a)
Supplemental Savings Plan effective January 1, 1995 as amended (incorporated by reference to Exhibit (10)(iii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, SEC File Number 001-06450)
(10)(iii)(b)
Amendment to Supplemental Savings Plan effective January 1, 2000, (incorporated by reference to Exhibit (10)(iii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, SEC File Number 001-06450)
(10)(iv)	Non-Qualified Deferred Compensation Plan, effective January 1, 2004
(10)(v)	Standard Form of Severance Agreements (incorporated by reference to Exhibit (10)(iv) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, SEC File Number 001-06450)
(10)(vi)(a)
Non Employee Directors' Deferred and Long Term Compensation Plan (incorporated by reference to Exhibit (10)(vi) the Company's Annual Report on Form 10-K for the year ended December 31, 1997, SEC File Number 001-06450)
(10)(vi)(b)
Amendment No. 1 to Non Employee Directors' Deferred and Long Term Compensation Plan, effective May 6, 1998 (incorporated by reference to Exhibit (10)(v) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, SEC File Number 001-06450)
(10)(vii)(a)	Death Benefit Only Plan, effective April 1, 2003

(10)(vii)(b)	Amendment No. 2003-1 to Death Benefit Only Plan, effective July 18, 2003
(10)(viii)
Standard Form of Change in Control Agreement (incorporated by reference to Exhibit (10)(viii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, SEC File Number 001-06450)
(10)(ix)
Directors Retirement Plan, effective January 1, 1993 (incorporated by reference to Exhibit (10)(ix) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, SEC File Number 001-06450)
(10)(x)(a)	1998 Stock Compensation Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed August 17, 1998, SEC File Number 333-61609)
(10)(x)(b)
Amendment to 1998 Employee Stock Compensation Plan dated February 15, 1999 (incorporated by reference to Exhibit (10)(ix) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, SEC File Number 001-06450)
(10)(xi)
1993 Employee Stock Compensation Plan as amended on November 21, 1997 (incorporated by reference to Exhibit (10)(x) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, SEC File Number 001-06450)
(10)(xii)
1984 Employee Stock Option Plan as amended February 10, 1997 (incorporated by reference to Exhibit (10)(xi) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, SEC File Number 001-06450)
(10)(xiii)
Employment Agreement with Mark P. Bulriss effective April 1, 1998 (incorporated by reference to Exhibit (10)(b) to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998, SEC File Number 001-06450)
(10)(xiv)
Stock Option and Restricted Stock Agreements with Mark P. Bulriss effective April 1, 1998 (incorporated by reference to Exhibit (10)(a) to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998, SEC File Number 001-06450)
(10)(xv)(a)
Supplemental Executive Long Term Disability Benefit Plan effective January 1, 1995 (incorporated by reference to Exhibit (10)(xiv)(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, SEC File Number 001-06450)
(10)(xv)(b)
Amendment to Supplemental Executive Long Term Disability Benefit Plan dated April 3, 1998 (incorporated by reference to Exhibit (10)(xiv)(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, SEC File Number 001-06450)
(10)(xvi)	2002 Stock Option and Incentive Plan (incorporated by reference to Exhibit (10)(xv) to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, SEC File Number 001-06450)

(10)(xvii)
Long Term Incentive Plan for Senior Executives, effective for fiscal years 2003-2005 (portions omitted pursuant to request for confidential treatment) (incorporated by reference to Exhibit 10(iii) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003, SEC File Number 001-06450)
(21)	Subsidiaries
(23)	Consent of Independent Auditors
(31)(i)(a)	Rule 13a-14(a)/15d-14(a) Certifications
(31)(i)(b)	Rule 13a-14(a)/15d-14(a) Certifications
(32)(i)(a)	Section 1350 Certification
(32)(i)(b)	Section 1350 Certification

(b)    Reports on Form 8-K

  During the fourth quarter of 2003 and through March 11, 2004, the Company furnished the following reports on Form 8-K to the Securities and Exchange Commission, providing the information under Item 12 of Form 8-K:

  (1)
  Form 8-K filed October 23, 2003 reporting the third quarter results of operations.
  (2)
  Form 8-K filed January 29, 2004 reporting the fourth quarter and full-year results of operations.

SCHEDULE II

GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
DECEMBER 31, 2003

		Additions
	Balance at Beginning of Period					Balance at End of Period
Description		Charges to Costs and Expenses	Charged to Other Accounts	Deductions

2003:
Reserve deducted from asset:
Allowance for doubtful accounts receivable	$4,742,000	$76,000	$—	$845,000	(A)	$3,973,000
2002:
Reserve deducted from asset:
Allowance for doubtful accounts receivable	$5,845,000	$1,809,000	$—	$2,912,000	(A)	$4,742,000
2001:
Reserve deducted from asset:
Allowance for doubtful accounts receivable	$4,252,000	$1,942,000	$—	$349,000	(A)	$5,845,000

(A)
Uncollectible accounts receivable written off, net of recoveries and foreign currency translation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT LAKES CHEMICAL CORPORATION (Registrant)
Date	March 11, 2004	/s/ Mark P. Bulriss Mark P. Bulriss, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date	March 11, 2004	/s/ John J. Gallagher III John J. Gallagher III, Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Date	March 11, 2004	/s/ William L. Sherwood William L. Sherwood, Vice President and Corporate Controller (Principal Accounting Officer)
Date	March 11, 2004	/s/ Nigel D. T. Andrews Nigel D. T. Andrews, Director
Date	March 11, 2004	/s/ James W. Crownover James W. Crownover, Director
Date	March 11, 2004	/s/ Thomas M. Fulton Thomas M. Fulton, Director
Date	March 11, 2004	/s/ Martin M. Hale Martin M. Hale, Director
Date	March 11, 2004	/s/ Louis E. Lataif Louis E. Lataif, Director
Date	March 11, 2004	/s/ John C. Lechleiter John C. Lechleiter, Director
Date	March 11, 2004	/s/ Mack G. Nichols Mack G. Nichols, Director
Date	March 11, 2004	/s/ Jay D. Proops Jay D. Proops, Director

QuickLinks

PART I
  ITEM 1. Business
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
PART II
  ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters
  ITEM 6. Selected Financial Data
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
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
  SCHEDULE II
  SIGNATURES