Form 10-Q
period 2004-03-31
GREAT LAKES CHEMICAL CORP
filed 2004-05-07
CIK 43362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number 1-6450

GREAT LAKES CHEMICAL CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	95-1765035
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9025 North River Road, Suite 400 Indianapolis, IN	46240
(Address of principal executive offices)	(Zip Code)

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

Yes                            ☒

No                                 ☐

As of April 30, 2004, the Registrant had only one class of common stock, $1.00 par value, of which 50,744,479 shares were outstanding.

GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES

GREAT LAKES CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(millions, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2004	2003

Net sales	$368.1	$334.0

Operating Expenses
Cost of products sold	298.0	265.5
Selling, general and administrative expenses	64.6	57.2
Asset impairments	0.3	—
	362.9	322.7

Operating income	5.2	11.3

Interest income (expense) - net	(6.3)	(6.6)
Other income (expense) - net	(4.9)	(3.4)
Income from continuing operations before income taxes and cumulative effect of accounting change	(6.0)	1.3

Income taxes	(1.9)	0.4

Income (loss) from continuing operations before cumulative effect of accounting change	$(4.1)	$0.9

Income (loss) from discontinued operations	(0.9)	1.6

Income (loss) before cumulative effect of accounting change	$(5.0)	$2.5

Cumulative effect of accounting change, net of income taxes	—	(3.3)

Net loss	$(5.0)	$(0.8)

Earnings (loss) per share - Basic and Diluted:
Income (loss) before cumulative effect of accounting change
Continuing operations	$(0.08)	$0.02
Discontinued operations	(0.02)	0.03
	(0.10)	0.05
Cumulative effect of accounting change	—	(0.07)
Net loss	$(0.10)	$(0.02)

Cash dividends declared per share	$0.095	$0.09

See Notes to Consolidated Financial Statements

PART I. – Financial Information

ITEM 1.     Financial Statements

GREAT LAKES CHEMICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(millions, except per share data)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$52.9	$171.2
Accounts and notes receivable, less allowances of $3.7 and $4.0, respectively	362.4	268.9
Inventories
Finished products	203.9	191.5
Raw materials	40.6	37.3
Supplies	30.7	31.4
Total inventories	275.2	260.2
Prepaid expenses	29.3	26.4
Deferred income taxes	0.4	4.1
Current assets held for sale from discontinued operations	11.9	29.6
Total Current Assets	732.1	760.4

Plant and equipment	1,295.3	1,294.0
Less allowances for depreciation, depletion and amortization	(743.0)	(723.9)
Net plant and equipment	552.3	570.1
Goodwill	203.8	205.7
Intangible assets	61.8	63.4
Investments in and advances to unconsolidated affiliates	21.3	22.5
Other assets	24.3	24.7
Deferred income taxes	60.4	46.4
Non-current assets held for sale from discontinued operations	1.4	—
Total Assets	$1,657.4	$1,693.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$169.4	$171.7
Accrued expenses	117.2	132.4
Income taxes payable	69.1	71.9
Dividends payable	4.8	4.8
Notes payable and current portion of long-term debt	7.4	7.1
Current liabilities held for sale from discontinued operations	13.1	15.0
Total Current Liabilities	381.0	402.9

Long-term debt, less current portion	428.6	427.6
Other non-current liabilities	108.1	106.4
Non-current liabilities held for sale from discontinued operations	6.0	6.0
Minority interests	6.6	6.8
Stockholders’ Equity
Common stock, $1 par value, authorized 200.0 shares, issued 73.1 and 73.0 shares for 2004 and 2003, respectively	73.1	73.0
Additional paid-in capital	125.2	124.7
Retained earnings	1,603.1	1,612.9
Treasury stock, at cost, 22.4 and 22.8 shares for 2004 and 2003, respectively	(1,034.8)	(1,035.9)
Accumulated other comprehensive loss	(39.5)	(31.2)
Total Stockholders’ Equity	727.1	743.5
Total Liabilities and Stockholders’ Equity	$1,657.4	$1,693.2

See Notes to Consolidated Financial Statements

GREAT LAKES CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(millions)
(Unaudited)

	Three Months Ended March 31,
	2004	2003
OPERATING ACTIVITIES
Net loss	$(5.0)	$(0.8)
Adjustments to reconcile net loss to net cash used for operating activities - continuing operations:
Income (loss) from discontinued operations	0.9	(1.6)
Cumulative effect of accounting change	—	3.3
Depreciation and depletion	23.4	19.0
Amortization of intangible assets	1.5	1.0
Deferred income taxes	—	(0.1)
Losses of unconsolidated affiliates	0.8	1.9
Loss on disposition of assets	0.9	0.4
Asset impairments	0.3	—
Other	1.7	(0.9)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(94.7)	(72.9)
Inventories	(17.2)	(25.6)
Other current assets	2.9	2.2
Accounts payable and accrued expenses	(14.2)	(24.8)
Income taxes and other current liabilities	3.8	(0.6)
Other non-current liabilities	1.4	(1.0)
Net Cash Used for Operating Activities - Continuing Operations	(93.5)	(100.5)
Net Cash (Used for) Provided by Operating Activities - Discontinued Operations	(3.5)	1.0
Net Cash Used for Operating Activities	$(97.0)	$(99.5)

INVESTING ACTIVITIES
Plant and equipment additions	$(13.4)	$(12.5)
Business combinations, net of cash acquired	—	(65.7)
Proceeds from sale of assets	1.5	2.7
Other	(0.4)	(0.1)
Net Cash Used for Investing Activities - Continuing Operations	(12.3)	(75.6)
Net Cash Used for Investing Activities - Discontinued Operations	—	(0.8)
Net Cash Used for Investing Activities	$(12.3)	$(76.4)

FINANCING ACTIVITIES
Net proceeds from short-term credit lines	$0.2	$0.2
Net repayments on commercial paper and long-term borrowings	(4.1)	(4.7)
Proceeds from stock options exercised	1.1	—
Cash dividends paid	(4.8)	(4.5)
Other	(0.8)	(1.4)
Net Cash Used for Financing Activities - Continuing Operations	(8.4)	(10.4)
Net Cash Used for Financing Activities - Discontinued Operations	—	(0.4)
Net Cash Used for Financing Activities	$(8.4)	$(10.8)

Effect of Exchange Rate Changes on Cash and Cash Equivalents - Continuing Operations	(0.7)	0.2

Decrease in Cash and Cash Equivalents	(118.4)	(186.5)
Cash and Cash Equivalents at Beginning of Year	171.5	259.4
Cash and Cash Equivalents at End of Period	53.1	72.9
Less: Cash and Cash Equivalents - Discontinued Operations	0.2	0.1
Cash and Cash Equivalents - Continuing Operations	$52.9	$72.8

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

For further information, refer to the consolidated financial statements included in the Company’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The Company has certain variable interest entities for which it is not the primary beneficiary and therefore consolidation of these entities is not required.

NOTE 2:  Repositioning Plans and Acquisition-Related Liabilities

Repositioning Plans

2003 Repositioning Plan

In 2003, management presented to the Board of Directors a comprehensive cost reduction plan that included site closures and consolidations, headcount reductions and other actions.  Pre-tax charges related to this plan, which were incurred over the second half of 2003 and will be incurred through the third quarter of 2004, are estimated to be $140 million.

Restructuring Charges

In 2003, the Company recorded pre-tax restructuring charges in continuing operations of $97.8 million related to the repositioning plan.  The restructuring charges incurred during 2003 included costs associated with the closure of three plants in the Polymer Additives business segment, a strategic realignment of a Specialty Products facility and other organizational changes, with the elimination of approximately 400 positions.  The charges also included the impairment of the assets of the antimony products business.  Charges incurred in 2003 included asset impairments, severance and costs for decommissioning, environmental remediation, contract cancellations, inventoried spares impairment and other items.  Additional severance, decommissioning and environmental costs have been recorded in the first quarter of 2004 and will be recorded in the second and third quarters of 2004 as the recognition criteria under Statement of Financial Accounting Standards (SFAS) 146, “Accounting for Costs Associated with Exit or Disposal Activities,” are met.  Under SFAS 146, a liability for costs associated with exit or disposal activities is recognized when the liability is incurred rather than when an entity commits to an exit plan.

A reconciliation of the reserve balance at March 31, 2004 for restructuring charges incurred under the 2003 repositioning plan are as follows:

Description	Charges incurred in 2003	Balance at December 31, 2003	Charges incurred in 2004	2004 Activity *	Balance at March 31, 2004

Asset Impairment (non-cash):
Polymer Additives	$63.3	$—	$0.3	$(0.3)	$—
Specialty Products	1.4	—	—	—	—
Performance Chemicals	4.4	—	—	—	—
	69.1	—	0.3	(0.3)	—

Severance Costs:
Polymer Additives	14.0	14.3	1.1	(6.7)	8.7
Specialty Products	1.1	0.6	—	(0.3)	0.3
Performance Chemicals	0.5	0.2	—	(0.1)	0.1
Corporate	0.4	0.2	0.2	(0.3)	0.1
	16.0	15.3	1.3	(7.4)	9.2

Plant Closure and Environmental:
Polymer Additives	4.8	3.6	4.9	(4.8)	3.7
	4.8	3.6	4.9	(4.8)	3.7
Other (Polymer Additives)	7.9	3.6	0.5	(0.5)	3.6
	$97.8	$22.5	$7.0	$(13.0)	$16.5

* Includes the effects of foreign currency.

Other Non-Restructuring Costs

Certain other costs were recorded in 2003 that did not meet the definition of restructuring costs under SFAS 146, but were included in the 2003 repositioning plan.  These costs included a change in the useful life of the Company’s enterprise software based on scheduled replacement in the third quarter of 2004, which resulted in an additional $10 million of depreciation expense in 2003 and will result in approximately $14 million of additional depreciation expense in 2004. Also included in 2003 were costs headquarter relocation costs, severance, lease and other costs of $2.1 million. Incremental depreciation expense of approximately $4.8 million as well as other repositioning costs of $0.4 million was recognized in the first quarter of 2004.

2001 Repositioning Plan

The Company’s repositioning plan in 2001 included the consolidation of certain Polymer Additives and Fine Chemicals operations, resulting in three planned plant closures; the elimination of approximately 485 manufacturing, research and development, sales and other management positions; and the impairment of certain under-performing and non-strategic long-lived assets, including goodwill.

Net restructuring charges for the year ended December 31, 2001 totaled $148.6 million.  As of December 31, 2003, $11.3 million of 2001 charges remained to be spent.  During the first quarter of 2004, severance and plant closure and environmental activity, net of foreign exchange activity, of $0.7 million was incurred.  As of March 31, 2004, $10.6 million of 2001 charges remain to spent and are included in the Consolidated Financial Statements in accrued expenses and other non-current liabilities depending on the expected timing of the spend.  The major components of this remaining reserve relate to severance and retirement benefits and environmental remediation costs yet to be spent for two plant closures.

Acquisition-Related Liabilities

BioLab Inc., a subsidiary of the Company, acquired all the outstanding shares of Lime-O-Sol Company on February 28, 2003 and all of the outstanding shares of A&M Cleaning Products, Inc. (A&M) on July 10, 2003.  The results of Lime-O-Sol and A&M have been included in the Company’s consolidated financial statements from the dates of acquisition.

During the second quarter of 2003, management approved a plan to integrate the marketing, customer service and other support functions of Lime-O-Sol into BioLab, Inc.’s headquarters.  As a result, reserves of approximately $0.8 million were recorded for severance costs under Emerging Issues Task Force (EITF) Issue No. 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations.”  As of December 31, 2003 $0.6 million of these reserves were outstanding.  Spending on the reserve has reduced the outstanding balance to $0.3 million as of March 31, 2004.

During the fourth quarter of 2003, management approved a plan to shut down A&M’s production facility and integrate all of its functions into BioLab, Inc.’s headquarters and manufacturing facility in Georgia.  As a result, reserves of approximately $0.3 million were recorded for severance costs under EITF 95-3.

The integration of these operations will be completed in the second quarter of 2004.

NOTE 3:  Discontinued Operations

In 2002, management, with approval of the Board of Directors, committed to a plan to divest the Company’s Fine Chemicals business, previously part of the Performance Chemicals business unit. As a result of these actions and management’s continued efforts to sell the business, the Company reports Fine Chemicals as discontinued operations for all periods presented.  The Halebank, U.K. site of the Fine Chemicals business was sold in December 2003.  Management’s plans are to continue its efforts to sell the one remaining Fine Chemicals site until a sale has been consummated.

In May 2002, the Company completed the sale of its Energy Services and Products business unit, OSCA, to BJ Services Company.  As a result of this transaction, the Company has reflected OSCA as discontinued operations.   As described in Note 11 to the Consolidated Financial Statements, OSCA is a party to certain litigation that arose prior to the Company’s sale of the business.  At the time of the transaction with BJ Services, an indemnification agreement was entered into between the Company and BJ Services related to this litigation.  As a result of the agreement, the Company has a $9.4 million reserve in discontinued operations for this indemnification liability.

The operating results from discontinued operations presented in the accompanying consolidated statements of operations are as follows:

	Three Months Ended March 31,
	2004	2003

Net sales	$1.5	$12.4
Operating income (loss)	(1.1)	2.3

Other income (expense) - net	(0.2)	—
Income (loss) before income taxes	(1.3)	2.3
Income taxes (credit)	(0.4)	0.7
Income (loss) from discontinued operations	$(0.9)	$1.6

The assets and liabilities held for sale from discontinued operations presented in the accompanying consolidated balance sheets are comprised of:

	March 31, 2004	December 31, 2003
Current Assets:
Cash and cash equivalents	$0.2	$0.3
Accounts receivable	4.7	10.3
Inventories	2.7	2.5
Prepaid expenses and other current assets	4.3	16.5
Total current assets	$11.9	$29.6

Non-Current Assets:
Other assets	$1.4	$—
Total non-current assets	$1.4	$—

Current Liabilities:
Accounts payable and accrued expenses	$13.1	$15.0
Total current liabilities	$13.1	$15.0

Non-Current Liabilities:
Other non-current liabilities	$6.0	$6.0
Total non-current liabilities	$6.0	$6.0

The Company recorded restructuring charges in 2003 and 2002 in conjunction with the divestiture of the Fine Chemicals business.  In addition, the Company recorded charges in 2001 in Fine Chemicals as a part of a detailed repositioning plan approved by its Board of Directors.  As of the end of the first quarter 2004, $0.1 million of the charges recorded in 2003 and $8.6 million of the charges recorded in 2001 remain to be spent.  The major components of the remaining reserves relate to severance and retirement benefits and environmental remediation costs.  Environmental remediation costs have been allocated between accrued expenses and non-current liabilities based on the anticipated timing of these expenditures.

NOTE 4:  Asset Retirement Obligations

On January 1, 2003, the Company adopted SFAS 143, “Accounting for Asset Retirement Obligations.”  The Company has legal retirement obligations to close brine supply and disposal wells and waste disposal wells at the end of the assets’ useful lives.  Upon adoption of SFAS 143, the Company recorded transition amounts for liabilities related to these wells, and the associated capitalizable costs net of accumulated depreciation.  A liability of $5.7 million was recorded to long-term liabilities and a net asset of $0.6 million was recorded to plant and equipment on January 1, 2003.  This resulted in a cumulative effect of an accounting change of ($3.3) million (net of income taxes of $1.8 million).  Accretion and depreciation expense subsequent to the adoption of the statement decreased net income by $0.1 million in the first quarter of 2004 and 2003.

NOTE 5:  Income Taxes

A reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate is as follows:

	Three Months Ended March 31,
	2004	2003
U.S. federal income tax rate	35.0%	35.0%
Changes resulting from:
State income taxes	1.0	1.5
Depletion	(3.7)	(2.2)
International operations	10.4	(0.6)
Low income housing credit	(4.6)	(3.6)
Change in valuation allowance	(7.0)	—
Other	(0.1)	0.9
Effective income tax rate	31.0%	31.0%

The change in the valuation allowance in the first quarter of 2004 is related to tax credit carryforwards for which utilization was previously uncertain.

NOTE 6:  Comprehensive Income (Loss)

Comprehensive income (loss) for the three months ended March 31 is as follows:

	Three Months Ended March 31,
	2004	2003
Net loss	$(5.0)	$(0.8)
Translation adjustment	(9.0)	(1.8)
Unrealized gain on derivative instruments	0.7	0.2
Comprehensive loss	$(13.3)	$(2.4)

NOTE 7:  Earnings Per Share

The computation of basic and diluted earnings per share is determined by dividing net income as reported as the numerator, by the number of shares included in the denominator as follows:

	Three Months Ended March 31,
	2004	2003
Denominator for basic earnings per share (weighted-average shares)	50.7	50.2
Effect of dilutive securities	—	—
Denominator for diluted earnings per share	50.7	50.2

NOTE 8:   Stock-Based Compensation

SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  As provided for under SFAS 123, no compensation expense has been recognized for the Company’s stock option plans.  The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees.”  Compensation expense is recorded for restricted stock awards over the requisite vesting periods based on the market value on the date of grant.

The following is a reconciliation of reported net loss and earnings per share to pro forma net loss and related earnings per share as if the Company used the fair value method of accounting for stock-based compensation.  Fair value is calculated using the Black-Scholes option pricing model, a pricing model acceptable under SFAS 123.

	Three Months Ended
	March 31, 2004	March 31, 2003

Net loss	$(5.0)	$(0.8)
Stock-based employee compensation expense included in reported income, net of tax	—	0.1
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(0.8)	(1.1)
Pro forma net loss	$(5.8)	$(1.8)

Earnings per share
As reported:
Basic and Diluted	$(0.10)	$(0.02)
Pro forma:
Basic and Diluted	$(0.11)	$(0.04)

NOTE 9:   Retirement Plans

The Company sponsors various noncontributory and contributory defined benefit retirement plans covering certain of its U.S. and non-U.S. employees.  Retirement benefits are based upon years of service and the employee’s compensation levels during this service period.  The Company also has unfunded supplemental nonqualified defined benefit plans, which provide pension benefits for certain employees in excess of the tax-qualified plans’ limits.  The net periodic benefit cost is assessed in accordance with the advice of professionally qualified actuaries.

The components of the Company’s net periodic benefit cost for the first quarter of 2004 and 2003 are as follows:

	Three Months Ended March 31, 2004		Three Months Ended March 31, 2003
	U.S. Plans	Non-U.S. Plan	U.S. Plans	Non-U.S. Plan
Service cost	$1.5	$0.5	$1.3	$1.3
Interest cost	2.7	2.0	2.4	2.1
Expected return on plan assets	(2.5)	(2.3)	(2.0)	(2.1)
Amortization of prior service cost	—	—	0.1	—
Amortization of net loss	0.7	0.3	0.5	0.5
Net periodic benefit cost	$2.4	$0.5	$2.3	$1.8

The Company has no funding requirement for 2004 as actuarially determined for the U.S. plans.  The Company plans, however, to make a voluntary contribution of approximately $15 million in the form of $10 million in cash and $5 million in Company treasury stock, respectively to the U.S. qualified plan in the second quarter of 2004.  The Company expects to contribute $4 million to the non-U.S. plans in 2004.

NOTE 10:  Segment Information

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

	Three Months Ended March 31,
	2004	2003
Net Sales by Segment to External Customers:
Polymer Additives	$197.9	$185.9
Specialty Products	144.8	121.7
Performance Chemicals	25.4	26.4
Total sales of reportable segments	$368.1	$334.0

Segment Profit (Loss):
Polymer Additives	$1.0	$2.8
Specialty Products	14.0	15.4
Performance Chemicals	4.1	3.3
Total profits of reportable segments	19.1	21.5
Corporate and Other	(13.9)	(10.2)
Operating Income	5.2	11.3
Interest income (expense) - net	(6.3)	(6.6)
Other income (expense) - net	(4.9)	(3.4)
Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	$(6.0)	$1.3

	March 31, 2004	December 31, 2003
Segment Assets:

Polymer Additives	$794.8	$814.1
Specialty Products	601.7	523.5
Performance Chemicals	66.1	63.2
Corporate and Other	181.5	262.8
	$1,644.1	$1,663.6

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

Pursuant to the settlement agreement, the Company remitted the cash portion to an escrow account on November 8, 2002, subject to final approval of the settlement agreement by the federal court.  After notice to class members, the federal court gave final approval to the settlement in January 2003.   In addition, the plaintiffs submitted a plan of distribution for court approval.  The plan included a form of voucher agreed to by the Company. As of the first quarter of 2004, the vouchers have been issued and approximately $0.3 million have been redeemed.

The California cases pending in the Superior Court for San Francisco County claim alleged violations of California competition laws and were stayed pending resolution of the federal cases.  The cases are not impacted by the federal settlement.  The Company has denied that the cases were legitimately filed as class actions, denies all liability and intends to defend the cases vigorously.

OSCA, the interest in which the Company divested to BJ Services Company as of May 31, 2002, is a party to certain pending litigation regarding a blowout of a well in the Gulf of Mexico operated by Newfield Exploration Company.  In the lawsuit, the plaintiffs claimed that OSCA and the other defendants breached their contracts to perform work-over operations on the well and were negligent in performing those operations.  On April 4, 2002, a jury reached a verdict on those claims, finding OSCA and the other defendants responsible for those claims and determining OSCA’s share of the damages.  In connection with the lawsuit, the Company asserted claims against its insurers and insurance brokers in support of insurance coverage for this incident.  A related trial on these insurance coverage claims was conducted by the submission of legal briefs.  Thereafter, the court issued its final judgments on the underlying liability claims and the insurance coverage claims, entering judgment against OSCA for a net amount of approximately $13.3 million plus interest, and finding that such amount was only partially covered by insurance.  Pursuant to an indemnification agreement between the Company and BJ Services entered into at the time of the sale of OSCA, Great Lakes has agreed to pay BJ Services, a certain percentage of any uninsured cash damages in excess of an amount paid by OSCA upon settlement or final determination of this pending litigation.  As of March 31, 2004, the Company has a $9.4 million reserve in discontinued operations for this indemnification liability.   Great Lakes and BJ have appealed some or all of the liability and insurance coverage decisions.

On May 28, 2002, Albemarle Corporation filed two complaints against the Company in the United States District Court for the Middle District of Louisiana.  As later amended, one complaint alleges that the Company infringed on three process patents held by and appropriated trade secrets of Albemarle Corporation relating to bromine vacuum tower technology. The other complaint alleges that the Company had infringed or contributed or induced the infringement of several patents relating to the use of decabromodiphenyl ethane as a flame retardant in thermoplastics.  On a motion by the Company and over Albemarle’s objection, the cases were consolidated.  In addition, the Company has filed a counterclaim with the District Court in the flame retardant cases, alleging, among other things, that the Albemarle patent is invalid or was obtained as a result of inequitable conduct in the United States Patent and Trademark Office.

With respect to the Albemarle case, the Company believes that the allegations of the complaints are without basis factually or legally, and intends to defend the cases vigorously.

Litigation accruals of approximately $7.7 million and $8.0 million have been reflected in the Company’s consolidated balance sheet related to continuing operations as of March 31, 2004 and December 31, 2003, respectively.

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

The Company provides reserves for environmental liabilities that management considers probable for which a reasonable estimate of the liability can be made.  Accordingly, the Company’s reserves for environmental liabilities related to continuing operations, including reserves associated with restructuring charges, were $42.2 million and $43.8 million at March 31, 2004 and December 31, 2003, respectively, with the current portion of these liabilities included in accrued expenses and the long-term portion included in non-current liabilities.  While it is difficult to predict or determine the outcome of actions brought against the Company or the ultimate cost of environmental matters, management believes that the ultimate cost, if any, in excess of the amounts already provided is not likely to have a material adverse effect on its consolidated financial position, consolidated results of operations or liquidity.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Consolidated Financial Statements and Management’s Discussion and Analysis contained in the 2003 Annual Report on Form 10-K and the unaudited interim consolidated financial statements included elsewhere in this report.  All references to earnings per share contained in this report are diluted earnings per share unless otherwise noted.

The following table sets forth the percentage relationship to net sales of certain income statement items for the Company’s continuing operations:

	Three Months Ended March 31,
	2004	2003

Net sales	100.0%	100.0%
Gross profit	19.0	20.5
Selling, general and administrative expenses	17.6	17.1
Asset impairments	—
Operating income	1.4	3.4
Interest income (expense) - net	(1.7)	(2.0)
Other income (expense) - net	(1.3)	(1.0)
Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	(1.6)	0.4
Income taxes (credit)	(0.5)	0.1
Income (loss) from continuing operations before cumulative effect of accounting change	(1.1)%	0.3%

The following table provides details of amounts for asset impairments, restructuring charges and certain other significant items reflected in the Company’s operating results for the three months ended March 31, 2004 and 2003, respectively.  This information should be referenced when reading the Results of Operations section below.

	Three Months Ended March 31,
	2004	2003
Asset Impairments, Restructuring Charges and Certain Other Significant Items Included in Operating Income

Asset impairments (1)	$0.3	$—
Restructuring charges (1)	7.4	—
Change in useful life of enterprise software (Corporate)	4.8	—
Network server contract cancellation (Corporate)	0.4	—
Business interruption costs - facility fire (Specialty Products)	0.6	—
External consulting fees - restructuring related (Corporate)	0.5	—
Other	0.3	—
Total	$14.3	$—

Included in the Consolidated Statements of Operations as follows:
Cost of products sold	$7.9	$—
Selling, general and administrative expenses	6.1	—
Asset impairments	0.3	—
Total	$14.3	$—

(1)  See Note 2 to the Consolidated Financial Statements

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Net sales increased to $368.1 million or 10% from $334.0 million in the prior year.  Included in net sales for 2004 are $14.6 million of sales attributable to the household products business acquisitions by Specialty Products in 2003.  Excluding the effects of these acquisitions, sales increased 7% year over year.   Positive volume gains in all three business units contributed 4% to the net sales increase.  For the Company as a whole, the favorable effects of foreign currency increased sales by 5%, while pricing pressures negatively impacted sales by 2%.

Gross profit of $70.1 million for the first quarter of 2004 increased 2% compared to $68.5 million in the first quarter of 2003.  Gross profit margins, gross profit as a percentage of net sales, were 19.0% and 20.5%, for the first quarters of 2004 and 2003, respectively.  Included in cost of products sold in 2004 were $7.9 million of certain restructuring charges and other significant items, as reflected in the above table.  Excluding these items, gross margin increased to 21.2% from 20.5%.  This improvement in gross margin reflected in part the benefits of repositioning actions taken in the prior year to improve the Company’s cost structure, a stronger sales mix, volume gains and lower raw material costs.  These positive gains more than offset the effect of lower selling prices year over year.

Selling, general and administrative expenses increased $7.4 million year over year to $64.6 million.  Included in the increase are net expenses for restructuring and other significant items of $6.1 million, detailed in the table above. The addition of the household products business and the impact of a weaker U.S. dollar contributed $4.0 million and $2.5 million, respectively, to the increase.  These increases were offset in part by $5.0 million in lower spending reflecting the Company’s continued focus on lowering operating costs.

Operating income of $5.2 million for the first quarter of 2004, decreased by $6.1 million from $11.3 million in the prior year.  In addition to the restructuring and other significant items of $14.0 million, operating income in 2004 also included $0.3 million of asset impairments.   Excluding these costs, operating income increased $8.2 million or 73%.   The stronger mix of products sold, productivity gains in manufacturing and the gains in sales volumes more than offset the lower selling prices to drive this increase.  Foreign currency fluctuations increased operating income levels by $0.9 million in the current year.

Other income (expense) – net increased $1.5 million to an expense of $4.9 million.  Included in other income (expense) — net in 2004 were $1.2 million of costs incurred related to fire damage at the Specialty Products’ La Chambre, France facility.  Increased amortization expense year over year related to the two Specialty Products acquisitions in 2003 and foreign exchange losses in 2004 were partially offset by improved operating results from unconsolidated affiliates during the quarter.

Income taxes were 31.0% of income (loss) before taxes for both 2004 and 2003.

Income (loss) from continuing operations before cumulative effect of accounting change was $(4.1) million or $(0.08) per share in 2004, as compared to $0.9 million or $0.02 per share in 2003.

In the first quarter of 2003, the Company recorded a cumulative effect of an accounting change of ($3.3) million (net of income taxes of $1.8 million), as a result of the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”

Company Outlook

Cost Structure Realignment

During 2003, the Company implemented a comprehensive cost reduction plan to mitigate the detrimental effects of weak demand, competitive pricing and higher energy and raw materials costs.  The plan included site closures and consolidations in the Polymer Additives and Specialty Products business units as well as headcount reductions and other actions.  The total cost of the plan was estimated to be approximately $140 million, $110 million of which was incurred in 2003.  An additional $12 million was incurred in the first quarter of 2004.  The impact of these actions, once completed, is expected to generate approximately $32 million in annual pre-tax savings.

Creating Strategic Alliances

In 2003, the Company entered into a long-term strategic sourcing agreement for elemental bromine and certain derivatives from Dead Sea Bromine Ltd.  The agreement will allow Polymer Additives to benefit from the scale and efficiency of the world’s largest bromine manufacturing complex on the Dead Sea.

In March 2004, the Company announced the formation of a joint venture with Laurel Industries, Inc. to develop, produce and market antimony-based flame retardants, synergists and catalysts.  The joint venture will operate under the name GLCC Laurel LLC and Great Lakes will act as general partner with responsibility for sales, customer service, technical support, credit and logistics and will consolidate the joint venture in its Consolidated Financial Statements.

New Product Growth

Great Lakes understands the importance of new products in differentiating the Company from its competitors to generate higher margins and faster revenue growth for increased profitability.  The Company uses a vitality index to measure the impact of new product growth.  The vitality index measures the revenue contribution of products commercialized within the previous five years.  The Company’s industrial businesses (Polymer Stabilizers, Flame Retardants and Fluorine) generated a vitality index of 13% in 2003 or $90 million of revenue from new products and are expected to generate a vitality index of 17% in 2004.  The vitality index for Specialty Products was 25% or $150 million of revenue in 2003 and is expected to reach 26% in 2004.  For the Company as a whole, new product revenues are expected to reach at least 20% of total revenues in 2004.

Raw Material and Energy Costs

The Company’s operating units are greatly impacted by price changes for energy and raw materials.  Increases in raw material costs reduced earnings by $20.4 million in 2003.  Energy costs, primarily natural gas prices, increased operating costs by $2.8 million in 2003.  Due to magnitude of energy usage across the manufacturing processes of Great Lakes, a $1 change in the price of natural gas MMBTU’s has an approximate $0.03 impact on the Company’s earnings per share on an annual basis.  The Company has entered into raw material contracts and certain financial instruments such that raw material costs for 2004 are anticipated to be at worst even with 2003 levels and the cost of natural gas in 2004 to be higher than 2003 levels.

Foreign Exchange

Great Lakes, as a multinational company, is exposed to fluctuations in foreign exchange rates, primarily the euro and the British pound in relation to the U.S. dollar.  Approximately 40% of the Company’s external sales are invoiced from foreign locations and approximately 35% of the Company’s long-lived assets reside in foreign locations. While the Company currently hedges certain portions of its foreign currency exposure, significant changes in foreign currency exchange rates in 2004 would impact both sales and operating income levels.

Segment Information

The Company operates in three business segments – Polymer Additives, Specialty Products and Performance Chemicals.   Set forth below is a discussion of the operations of the Company’s business segments: Polymer Additives, Specialty Products and Performance Chemicals.  Performance Chemicals excludes the Fine Chemicals business as this business has been reported as discontinued operations for all periods presented (see Note 9 to the Consolidated Financial Statements).  Operating income, defined as net sales less cost of products sold and selling, general and administrative expenses, cash flows and return on investment are measures the Company uses to evaluate business segment performance.

Polymer Additives

The Polymer Additives segment is one of the leading providers of flame retardants, polymer stabilizers, optical monomers, agricultural products and bromine intermediates.  Polymer Additives provides its customers an array of integrated polymer additive solutions that meet specific well-defined customer needs in a variety of products including consumer electronics, computers and business equipment, automotive, furniture, fibers, wire and cable, household appliances, communications equipment, building and construction materials, packaging, textiles, polymers, cosmetics, optical monomers, and agricultural products.  Results for the first quarter are as follows:

	Three Months Ended March 31,
	2004	2003
Net Sales	$197.9	$185.9
Operating Income	1.0	2.8

Net sales for Polymer Additives increased $12.0 million or 7% from the prior year. Net sales increased year over year in all three Polymer Additives businesses – Polymer Stabilizers, Flame Retardants and Brominated Performance Products (BPP).  Overall, selling prices in Polymer Additives decreased 1% compared to the first quarter of 2003.   While Flame Retardants did announce various price increases late in 2003 and into 2004, the effects of these increases are not expected to be realized until the second quarter of 2004.  Pricing in Polymer Stabilizers and BPP was essentially flat year over year.   The lower selling prices for Polymer Additives as a whole were offset by higher sales volumes, which contributed over 1% to the increase in net sales.  Volume increases in Flame Retardants and BPP were partially offset by lower volumes in Polymer Stabilizers.  Polymer Stabilizers volumes year over year were negatively impacted by a customer’s decision to accelerate purchases into the fourth quarter of 2003 to achieve rebate levels as well as management decisions to pursue higher margin business.   Sales in all of the businesses in Polymer Additives benefited from the effects of foreign exchange rates.

Operating income decreased $1.8 million from the prior year.  Included in operating income in 2004 are $7.0 million of restructuring and other significant items, primarily related to the 2003 repositioning plan.  Operating income benefited from productivity gains of approximately $6 million in Flame Retardants and BPP due to higher plant utilization as a result of plant closure activities undertaken as a part of the 2003 repositioning plan.

Outlook

The Polymer Additives business saw sluggish end-market demand through most of 2003. Volume improvement in the first quarter of 2004 reflected improved demand in certain key end-markets. Continued volume growth will be dependent on additional strengthening of these end-markets.  Order patterns going into the second quarter are noted to be stronger than orders patterns at the beginning of the first quarter.

During 2003 and early 2004, the Polymer Additives business was able to enact price increases on several of its products.  The effects of these increases are expected to be realized through the balance of 2004.  Polymer Additives continues to focus on driving productivity gains, completing restructuring plans and expanding new product applications.  Polymer Additives will also benefit from the long-term sourcing agreement for elemental bromine and certain derivatives from Dead Sea Bromine.

Specialty Products

The Specialty Products segment is the world’s leading provider of recreational water care products to the consumer.  BioLab Water Additives, through its proprietary position in polymaleate chemistry, and as the world’s foremost provider of bromine-based biocides, is a leading supplier of antiscalants, corrosion inhibitors, dispersants, antifoams, hydantoin derivatives, formulated oxidizers and desalination solutions.  Through its acquisitions of Lime-O-Sol and A&M Cleaning Products in 2003, Specialty Products entered the specialty household cleaning products business with the acquisition of The Works® brand of non-abrasive bathroom cleaners, glass and surface cleaners, toilet bowl cleaners, drain openers and rust and calcium removers, as well as with Greased Lightning™ and Orange Blast™ multipurpose cleaners.   Results for the first quarter are as follows:

	Three Months Ended March 31,
	2004	2003
Net Sales	$144.8	$121.7
Operating Income	14.0	15.4

Net sales for Specialty Products increased $23.1 million or 19% year over year.  Included in first quarter 2003 and 2004 net sales are $2.9 million and $14.6 million, respectively, of sales generated by the Company’s household cleaning products business acquisitions in

2003 of Lime-O-Sol and A&M Products.  Net sales excluding household cleaning products increased $11.4 million or 10%.  Volume gains of 8% year over year represent market penetration and new product growth.  Volume gains in the quarter were partially offset by a 3% decline in selling prices.  This price erosion was primarily driven by competitive actions taken by competitors to gain or hold market share in the Recreational Water business.  The effects of foreign exchange added 7% to net sales.

Operating income for Specialty Products decreased 9% over the first quarter of 2003.  In the first quarter of 2004, the Company had a fire at its La Chambre, France facility.  As a result of this incident, the Specialty Products business unit incurred $0.6 million of business interruption costs.  Subsequent to the fire, Specialty Products management decided to close the production facility and therefore, severance costs of $0.7 million were recorded for the employees at the site.  In addition to the costs incurred at the La Chambre site, $0.2 million of costs related to the 2003 repositioning plan were recorded in 2004.  Excluding the La Chambre and repositioning costs, operating income for Specialty Products was consistent with prior year amounts.  As a percent of sales, operating income decreased from 13% to 10%.  The positive impact of volume gains year over year was offset by the lowered selling prices as well as manufacturing inefficiencies incurred during the start-up phase to integrate additional production lines into the Conyers, Georgia facility from other recreational water and household products manufacturing sites.

Outlook

Demand for recreational water care products is influenced by a variety of factors including seasonal weather patterns.   Sales volumes in 2003 were hampered by an unseasonably cool and wet spring in the Northeast and mid-Central regions of the United States.  While Specialty Products has not experienced a repeat of these weather conditions in the first quarter of 2004, volumes in 2004 may be impacted by weather trends during the pool season.

The Recreational Water price erosion on a year over year comparison basis experienced in the first quarter of 2004 due to the actions made by competitors to gain or maintain market share is expected to continue through the rest of 2004.  The full year impact of the pricing erosion, net of raw material cost reductions, may be as much as $0.12 per share.  The competitive actions, however, did not alter market shares to any great degree.

In 2003, the Specialty Products segment entered into the consumer products market through the acquisition of Lime-O-Sol and The Works® brand specialty household cleaning products and the acquisition of A&M Cleaning Products and its Greased LightningTM and Orange BlastTM multipurpose cleaners.  These acquisitions are leveraging Specialty Products’ brand and channel management, consumer marketing and product innovation to expand the Company’s presence into the consumer market.  Specialty Products is working to further penetrate the market with these established products as well as new products such as Greased LightningTM with Colorsafe Bleach, The Works® Automatic Toilet Bowl Cleaner and Citrus Blast® through multiple channels.

Performance Chemicals

The Performance Chemicals segment is a global supplier of fluorine-based fire suppression agent FM-200®, fluorine-based intermediates and all phases of nonclinical toxicological testing to broad and diverse markets that include information technology; telecommunications; transportation; medical; automotive; electronics; photographic paper and films; pharmaceuticals and the chemical and biotechnology industries.  Performance Chemicals excludes the Fine Chemicals business as this business has been reported as discontinued operations for all periods presented (see Note 3 to the Consolidated Financial Statements).  Results for the first quarter are as follows:

	Three Months Ended March 31,
	2004	2003
Net Sales	$25.4	$26.4
Operating Income	4.1	3.3

Net sales for Performance Chemicals decreased $1.0 million.  Sales at WIL Laboratories remained consistent with prior year.  Volume gains in the Company’s core fluorine-based products in the first quarter of 2004 were more than offset by lower selling prices and a decrease in volume of other low margin fluorine intermediates.

Operating income for Performance Chemicals increased $0.8 million from the same period in the prior year.  A stronger mix of sales combined with lower raw material costs and manufacturing efficiencies more than offset the decline in selling prices to drive the increase in operating income year over year.

Outlook

The pricing pressure felt by Performance Chemicals reflects the lower information technology infrastructure and telecommunications spending over the six quarters.  Pricing is expected to be flat for the rest of the year while volume increases are expected.  A stronger sales mix and manufacturing efficiencies are expected to drive improved operating income.  Performance Chemicals also continues to work to increase market share through its Total Cost of Ownership program, which encourages companies to install fire suppression systems using the Company’s non-residue, non-ozone-depleting FM-200® product.

DISCONTINUED OPERATIONS

In 2002, management, with approval of the Board of Directors, committed to a plan to divest the Company’s Fine Chemicals business, previously part of the Performance Chemicals segment. As a result of these actions and management’s continued efforts to sell the business, the Company reports Fine Chemicals as discontinued operations for all periods presented.  The Halebank, U.K. site of the Fine Chemicals business was sold on December 17, 2003.   Management’s plans are to continue its efforts until a sale of the entire business has been consummated.

As noted in Note 11 to the Consolidated Financial Statements, OSCA, the Company’s Energy Services and Products business unit that was acquired by BJ Services in 2002, is a party to certain litigation relating to an incident at a well site in the Gulf of Mexico.  At the time of the transaction with BJ Services, an indemnification agreement was entered into between the Company and BJ Services related to this litigation.  As a result of the agreement, the Company has a $9.4 million reserve in discontinued operations for the indemnification liability.

The results for the first quarter from discontinued operations are as follows:

	Three Months Ended March 31,
	2004	2003

Net Sales	$1.5	$12.4

Operating Income (Loss)	$(1.1)	$2.3

The Company recorded asset impairment and restructuring charges in 2003 and 2002 in conjunction with the intended sale of the Fine Chemicals business.  In addition, the Company recorded charges in 2001 as a part of a detailed repositioning plan approved by its Board of Directors in 2001.  As of the end of the first quarter 2004, $0.1 million of the charges recorded in 2003 and $8.6 million of the charges recorded in 2001 remain to be spent.  The major components of the remaining reserves relate to future employee benefit and plant closure and environmental costs.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at March 31, 2004 were $52.9 million, which was a decrease of $118.3 million from December 31, 2003 and a decrease of $19.9 million from March 31, 2003.

Cash used for operating activities – continuing operations for the three months ended March 31, 2004 was $93.5 million compared to $100.5 million in the prior year.  Traditionally, the Company uses working capital in the first quarter, which reflects the seasonal build-up of inventory and receivables in Specialty Products.  Included in the first quarter of 2004 and 2003 are $14 million and $2 million, respectively of spending on the Company’s repositioning plans.

Cash used for investing activities –continuing operations for the three months ended March 31, 2004 was $12.3 million, which is a change of $63.3 million from the cash used for investing activities in the prior year period.  Current year investing activities included $1.5 million of proceeds from the sale of the Newport, Tennessee facility which ceased operation in 2003.  Of the $75.6 million used for investing activities in 2003, $65 million was used for the acquisition of Lime-O-Sol in February of 2003.  Capital expenditures were consistent with prior year levels. Capital expenditures for the full year are anticipated to be at depreciation levels, with expenditures estimated to be in the $70 to $75 million range.

Financing activities – continuing operations used $8.4 million of cash in the current period compared to $10.8 million in the previous year period.  Net repayments of outstanding borrowings were $3.9 million in the first quarter of 2004 compared to net repayments of $4.5 million in the prior year.  Included in repayments in 2004 is the redemption of $3.3 million of industrial development bonds originally issued in association with the development of the Newport, Tennessee property, which was sold during the quarter. Dividends paid in the first quarter of 2004 reflect a $0.095 per share dividend versus the $0.09 per share dividend paid in previous year.  The Company also received proceeds of $1.1 million from stock options exercised during the quarter.

The Company anticipates that cash provided by operating activities in the future will be sufficient to fund its operating expenses, debt service obligations, dividend payments to common shareholders and capital expenditures.

Long-term debt, less current portion, increased $1.0 million from year-end to $428.6 million at March 31, 2004, reflecting the activity noted above.  Net debt, defined as total long-term debt less cash and equivalents, to capital at March 31, 2004 was 34.1%.  This increase from 26.1% at year-end reflects the changes in working capital requirements.

At March 31, 2004, the Company had guaranteed $21 million of debt of an unconsolidated affiliate.

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations.  There have been no material changes to contractual cash obligations and other commercial commitments as reflected in the Management’s Discussion & Analysis of Financial Condition and Results of Operations in the Company’s 2003 Annual Report on Form 10-K.

As disclosed in the Company’s Annual Report on Form 10-K, the Company sponsors various non-contributory and contributory defined benefit pension plans.  The Company has no funding requirement for 2004 as actuarially determined for the U.S. plans.  The Company plans, however, to make a voluntary contribution of approximately $15 million in the form of $10 million in cash and $5 million in Company treasury stock, respectively to the U.S. qualified plan in the second quarter of 2004.  The Company expects to contribute $4 million to the non-U.S. plans in 2004.

OTHER MATTERS

REPOSITIONING PLANS

Refer to Note 2 of the Notes to the Consolidated Financial Statement for a discussion of repositioning plans.

INCOME TAXES

The Company expects to settle the 1995-1997 and 1998-2000 federal income tax audits with the Internal Revenue Service in the second quarter of 2004.  Although the result of any settlements is not known at this time, the outcome may be favorable to the Company.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the foreign exchange, interest rate or natural gas price risk management from the information provided in the Company’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

PART II.    Other Information

ITEM 1.  Legal Proceedings

There have been no material changes in legal proceedings from the items disclosed in the Company’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)                              Exhibits filed as part of the report are listed below:

(31)(i)(a)                                              Rule 13a-14(a)/15d-14(a) Certifications

(31)(i)(b)                                             Rule 13a-14(a)/15d-14(a) Certifications

(32)(i)(a)                                              Section 1350 Certification

(32)(i)(b)                                             Section 1350 Certification

(b)                                 Reports on Form 8-K

During the first quarter of 2004 and through May 7, 2004, the Company furnished the following reports on Form 8-K to the Securities and Exchange Commission.

Information provided under Item 12 of Form 8-K:

(1)          Form 8-K filed January 29, 2004, reporting the fourth quarter and full-year 2003 results.

(2)          Form 8-K filed March 12, 2004, reporting the filing of the Company’s Annual Report on Form 10-K

(3)          Form 8-K filed April 15, 2004, reporting the furnishing of the Company’s 2003 Summary Annual Report

(4)          Form 8-K filed April 22, 2004, reporting the first quarter 2004 results.

Information provided under Item 9 of Form 8-K:

(1)          Form 8-K filed March 22, 2004, reporting the announcement of the formation of a joint venture to develop, produce, and market antimony-based products

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 7, 2004	By:	/s/	William L. Sherwood
William L. Sherwood
Vice President and Corporate Controller