Form 10-K/A
period 2003-12-31
GREAT LAKES CHEMICAL CORP
filed 2004-07-02
CIK 43362

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K/A

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

9025 NORTH RIVER ROAD, SUITE 400

INDIANAPOLIS, INDIANA 46240

(Address of principal executive offices)     (Zip Code)

Registrant’s telephone number, including area code 317-715-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $1.00 par value	New York Stock Exchange Pacific Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

As of June 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,031,184,178 based on the last reported sales price on the New York Stock Exchange.

As of February 27, 2004, 50,667,679 shares of the registrant’s stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 6, 2004 are incorporated by reference into Part III.

Explanatory Note

This amendment to the Great Lakes Chemical Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2003 is being filed to make conforming corrections to the information required by Items 307 and 308 of Regulation S-K previously filed under Item 9A on Form 10-K.

This amendment does not amend or update any other information set forth in the original Annual Report on Form 10-K for the fiscal year ended December 31, 2003 previously filed on March 11, 2004.

PART II

Item 9A. Controls and Procedures

As of December 31, 2003, management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective, in all material respects, in ensuring that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on a timely basis.

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

GREAT LAKES CHEMICAL CORPORATION
(Registrant)

Date	July 2, 2004	/s/ Mark P. Bulriss
Mark P. Bulriss, Chairman, President and Chief Executive Officer
(Principal Executive Officer)