Form 10-Q/A
period 2004-03-31
GREAT LAKES CHEMICAL CORP
filed 2004-07-02
CIK 43362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

This amendment to the Great Lakes Chemical Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 is being filed to make conforming corrections to the information required by Items 307 and 308 of Regulation S-K previously filed under Item 4 on Form 10-Q.

This amendment does not amend or update any other information set forth in the original Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 previously filed on May 7, 2004.

ITEM 4.  Controls and Procedures

As of March 31, 2004, management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective, in all material respects, in ensuring that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on a timely basis.

There have been no significant changes in the Company’s internal controls or in other factors subsequent to the date of the evaluation that could significantly affect these controls.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	July 2, 2004	By:	/s/	William L. Sherwood
William L. Sherwood
Vice President and Corporate Controller