Form 10-Q/A
period 2003-09-30
GREAT LAKES CHEMICAL CORP
filed 2004-07-06
CIK 43362

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

Explanatory Note

This amendment to the Great Lakes Chemical Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 is being filed to re-file a revised Exhibit (10)(iii), which more prominently indicates where information has been omitted pursuant to a request filed with the Securities and Exchange Commission for confidential treatment.

This amendment does not amend or update any other information set forth in the original Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 previously filed on November 10, 2003.

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

Date:	July 6, 2004	By:	/s/ William L. Sherwood
William L. Sherwood
Vice President and Corporate Controller