Form 10-Q
period 2004-06-30
GREAT LAKES CHEMICAL CORP
filed 2004-08-04
CIK 43362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004

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

As of July 30, 2004, the Registrant had only one class of common stock, $1.00 par value, of which 50,789,698 shares were outstanding.

GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES

GREAT LAKES CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(millions, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net sales	$454.0	$416.7	$822.1	$750.7

Operating Expenses
Cost of products sold	350.9	323.8	648.9	589.3
Selling, general and administrative expenses	72.9	61.1	137.5	118.3
Asset impairments	4.6	—	4.9	—
	428.4	384.9	791.3	707.6

Operating income	25.6	31.8	30.8	43.1

Interest income (expense) - net	(6.2)	(6.8)	(12.5)	(13.4)
Other income (expense) - net	(4.4)	(0.5)	(9.3)	(3.9)

Income from continuing operations before income taxes and cumulative effect of accounting change	15.0	24.5	9.0	25.8

Income taxes (credits)	(12.8)	7.6	(14.7)	8.0

Income from continuing operations before cumulative effect of accounting change	$27.8	$16.9	$23.7	$17.8

Income (loss) from discontinued operations	(14.2)	2.0	(15.1)	3.6

Income before cumulative effect of accounting change	$13.6	$18.9	$8.6	$21.4

Cumulative effect of accounting change, net of income taxes	—	—	—	(3.3)

Net income	$13.6	$18.9	$8.6	$18.1

Earnings (loss) per share - Basic and Diluted:
Income (loss) before cumulative effect of accounting change
Continuing operations	$0.55	$0.33	$0.47	$0.35
Discontinued operations	(0.28)	0.05	(0.30)	0.08
	0.27	0.38	0.17	0.43
Cumulative effect of accounting change, net of income taxes	—	—	—	(0.07)
Net income	$0.27	$0.38	$0.17	$0.36

Cash dividends declared per share	$0.095	$0.09	$0.19	$0.18

PART I. – Financial Information

ITEM 1.     Financial Statements

GREAT LAKES CHEMICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(millions, except per share data)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$83.8	$171.2
Accounts and notes receivable, less allowances of $2.8 and $4.0, respectively	397.0	268.9
Inventories
Finished products	186.4	191.5
Raw materials	45.2	37.3
Supplies	30.9	31.4
Total inventories	262.5	260.2
Prepaid expenses	27.7	26.4
Deferred income taxes	5.7	4.1
Current assets - discontinued operations	9.9	29.6
Total Current Assets	786.6	760.4

Plant and equipment	1,297.9	1,294.0
Less accumulated depreciation, depletion and amortization	(757.2)	(723.9)
Net plant and equipment	540.7	570.1
Goodwill	204.0	205.7
Intangible assets	74.0	63.4
Investments in and advances to unconsolidated affiliates	20.9	22.5
Other assets	22.5	24.7
Deferred income taxes	38.3	46.4
Non-current assets - discontinued operations	1.4	—
Total Assets	$1,688.4	$1,693.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$172.8	$171.7
Accrued expenses	146.7	132.4
Income taxes payable	37.2	71.9
Dividends payable	4.8	4.8
Notes payable and current portion of long-term debt	11.0	7.1
Current liabilities - discontinued operations	11.9	15.0
Total Current Liabilities	384.4	402.9

Long-term debt, less current portion	420.7	427.6
Other non-current liabilities	95.1	106.4
Non-current liabilities - discontinued operations	5.1	6.0
Minority interests	31.5	6.8

Stockholders’ Equity
Common stock, $1 par value, authorized 200.0 shares, issued 73.2 and 73.0 shares for 2004 and 2003, respectively	73.2	73.0
Additional paid-in capital	125.9	124.7
Retained earnings	1,611.9	1,612.9
Treasury stock, at cost, 22.4 shares for 2004 and 2003	(1,033.6)	(1,035.9)
Accumulated other comprehensive loss	(25.8)	(31.2)
Total Stockholders’ Equity	751.6	743.5
Total Liabilities and Stockholders’ Equity	$1,688.4	$1,693.2

See Notes to Consolidated Financial Statements

GREAT LAKES CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(millions)
(Unaudited)

	Six Months Ended June 30,
	2004	2003
OPERATING ACTIVITIES
Net income	$8.6	$18.1
Adjustments to reconcile net income to net cash used for operating activities - continuing operations
Income (loss) from discontinued operations	15.1	(3.6)
Cumulative effect of accounting change	—	3.3
Depreciation and depletion	51.2	41.0
Amortization of intangible assets	3.3	2.4
Deferred income taxes	—	(1.5)
Losses of unconsolidated affiliates	1.2	5.2
(Gain) loss on disposition of assets	(2.2)	0.9
Asset impairments	4.9	—
Income tax reserve release	(17.5)	—
Costs related to facility fires, net of insurance recoveries	4.8	—
Other	(1.5)	(4.5)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(104.0)	(72.2)
Inventories	(10.0)	(15.0)
Other current assets	(6.5)	(5.8)
Accounts payable and accrued expenses	5.1	3.6
Income taxes and other current liabilities	6.2	5.9
Other non-current liabilities	(9.7)	1.5
Net Cash Used for Operating Activities - Continuing Operations	(51.0)	(20.7)
Income (loss) from discontinued operations	(15.1)	3.6
Loss on disposition of assets - discontinued operations	14.9	—
Other operating activities - discontinued operations	0.7	(0.8)
Net Cash Provided by Operating Activities - Discontinued Operations	0.5	2.8
Net Cash Used for Operating Activities	$(50.5)	$(17.9)

INVESTING ACTIVITIES
Plant and equipment additions	$(32.7)	$(29.9)
Business combinations, net of cash acquired	—	(65.7)
Proceeds from sale of assets	4.9	3.9
Other	(0.9)	0.1
Net Cash Used for Investing Activities - Continuing Operations	(28.7)	(91.6)
Net Cash Used for Investing Activities - Discontinued Operations	—	(1.4)
Net Cash Used for Investing Activities	$(28.7)	$(93.0)

FINANCING ACTIVITIES
Net borrowings (repayments) on short-term credit lines	$1.8	$(0.5)
Net (repayments) borrowings on commercial paper and long-term borrowings	(3.5)	2.2
Proceeds from stock options exercised	2.2	—
Cash dividends paid	(9.6)	(9.0)
Other	0.4	(1.4)
Net Cash Used for Financing Activities - Continuing Operations	(8.7)	(8.7)
Net Cash Used for Financing Activities - Discontinued Operations	—	—
Net Cash Used for Financing Activities	$(8.7)	$(8.7)

Effect of Exchange Rate Changes on Cash and Cash Equivalents - Continuing Operations	0.4	3.3

Decrease in Cash and Cash Equivalents	(87.5)	(116.3)
Cash and Cash Equivalents at Beginning of Year	171.5	259.4
Cash and Cash Equivalents at End of Period	84.0	143.1
Less: Cash and Cash Equivalents - Discontinued Operations	0.2	0.1
Cash and Cash Equivalents - Continuing Operations	$83.8	$143.0

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

NOTE 2:  Facility Fires

On May 25, 2004, the Company’s BioLab Inc. subsidiary incurred a fire in a finished goods warehouse located at its main manufacturing site in Conyers, Georgia.  Products stored in this warehouse served primarily the distributor customers of the Specialty Products’ recreational water business.  While there was no damage to the production facilities at the location, production and shipping operations were temporarily suspended for 3 days while the fire was being controlled.  Additional disruptive effects from the fire on production and shipping operations were experienced for several weeks after the fire as Specialty Products worked to rebuild inventory levels and fulfill customer orders.  The Company has insurance coverage for this type of event and has been actively working with its insurance carriers to resolve all property, business interruption and third party claims related to this incident.  The cause of the fire at this time is still under investigation.

For the quarter ended June 30, 2004, the Company recorded property losses, general claims liabilities and other fire-related expenses of $25.3 million and insurance recoveries, net of deductibles, of $20.5 million.  The Company records insurance recoveries, up to the amount of recorded losses and expenses, when the collection of such amounts is probable.

In the first quarter of 2004, the Specialty Products segment experienced a fire at its La Chambre, France facility.  Through the six months ended June 30, 2004, the Company has recorded $1.5 million of asset write-offs and other fire-related expenses in other income (expense) – net.  Subsequent to the fire, management decided to close the production facility and therefore, severance costs of $0.7 million were also recorded for the employees at the site during the first quarter.

NOTE 3:  Repositioning Plans

2003 Repositioning Plan

In 2003, management presented to the Board of Directors a comprehensive cost reduction plan that included site closures and consolidations, headcount reductions and other actions.  Pre-tax charges of $110 million were incurred over the second half of 2003.  Charges of $27 million, which included approximately $14 million of restructuring charges and approximately $13 million of other non-restructuring costs, were incurred through the first six months of 2004.  Total pre-tax charges related to this plan, including costs to be incurred through the fourth quarter of 2004, are estimated to be $140 million.

Restructuring Charges

In 2003, the Company recorded pre-tax restructuring charges in continuing operations of $97.8 million related to the repositioning plan.  The restructuring charges incurred during 2003 included costs associated with the closure of three plants in the Polymer Additives business segment, a strategic realignment of a Specialty Products facility and other organizational changes, with the elimination of approximately 400 positions.  The charges also included the impairment of the assets of the antimony products business totaling $21.5 million.  Charges incurred in 2003 included asset impairments, severance and costs for decommissioning, environmental remediation, contract cancellations, inventoried spares impairment and other items.  Severance, decommissioning and environmental costs of $18.9 million have been recorded in the first six months of 2004.  Additional costs will be recorded in the third and fourth quarters of 2004 as the recognition criteria under Statement of Financial Accounting Standards (SFAS) 146, “Accounting for Costs Associated with Exit or Disposal Activities,” are met.  Under SFAS 146, a liability for costs associated with exit or disposal activities is recognized when the liability is incurred rather than when an entity commits to an exit plan.

A reconciliation of the reserve balance at June 30, 2004 for restructuring charges incurred under the 2003 repositioning plan are as follows:

Description	Charges incurred in 2003	Reserve Balance at December 31, 2003	Charges incurred in 2004	2004 Activity *	Reserve Balance at June 30, 2004

Asset Impairment (non-cash):
Polymer Additives	$63.3	$—	$4.6	$(4.6)	$—
Specialty Products	1.4	—	0.3	(0.3)	—
Performance Chemicals	4.4	—	—	—	—
	69.1	—	4.9	(4.9)	—

Severance Costs:
Polymer Additives	14.0	14.3	1.9	(9.9)	6.3
Specialty Products	1.1	0.6	—	(0.4)	0.2
Performance Chemicals	0.5	0.2	—	(0.1)	0.1
Corporate	0.4	0.2	0.3	(0.4)	0.1
	16.0	15.3	2.2	(10.8)	6.7

Plant Closure and Environmental:
Polymer Additives	4.8	3.6	7.0	(6.9)	3.7

Other (Polymer Additives)	7.9	3.6	(0.6)	(1.4)	1.6

Total	$97.8	$22.5	$13.5	$(24.0)	$12.0

* Includes the effects of foreign currency.

Other Non-Restructuring Costs

Certain other costs were recorded in 2003 that did not meet the definition of restructuring costs under SFAS 146, but were included in the 2003 repositioning plan.  These costs included a change in the useful life of the Company’s enterprise software based on scheduled replacement in the third quarter of 2004, which resulted in an additional $10 million of depreciation expense in 2003 and will result in approximately $15.7 million of additional depreciation expense in 2004. Also included in 2003 were headquarter relocation costs, severance, lease and other costs of $2.1 million. Incremental depreciation expense of approximately $7.8 million and $12.6 million and other repositioning costs of $0.1 million and $0.5 million were recognized in the second quarter and first six months of 2004, respectively.

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

Net restructuring charges for the year ended December 31, 2001 totaled $148.6 million.  As of December 31, 2003, $11.3 million of 2001 charges remained to be spent.  During the first six months of 2004, severance and plant closure and environmental activity, net of foreign exchange activity, of $1.2 million was incurred.  As of June 30, 2004, $10.1 million of 2001 charges remain to spent and are included in the Consolidated Financial Statements in accrued expenses and other non-current liabilities depending on the expected timing of the spend.  The major components of this remaining reserve relate to retirement benefits and environmental remediation costs yet to be spent for two plant closures.

NOTE 4:  Discontinued Operations

In 2002, management, with approval of the Board of Directors, committed to a plan to divest the Company’s Fine Chemicals business, previously part of the Performance Chemicals segment.  The Halebank, U.K. site of the Fine Chemicals business was sold in the fourth quarter of 2003.  The assets of the Holywell, U.K. site were sold in the second quarter of 2004 for a loss of $1.5 million, net of tax.  In addition, the sale of the Holywell facility required the Company, under SFAS 52, “Foreign Currency Translation,” to recognize a non-cash $12.8 million loss reflecting the reclassification to earnings of currency translation related to the Fine Chemicals business previously recorded as a component of stockholders’ equity of the U.K. subsidiary that owned both Halebank and Holywell.   The Company has reported Fine Chemicals as discontinued operations for all periods presented.

The operating results from discontinued operations presented in the accompanying consolidated statements of operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net sales	$2.3	$9.5	$3.8	$21.9

Operating income (loss)	0.1	(1.6)	(1.0)	0.7
Other income (expense) - net	(14.9)	4.5	(15.1)	4.5
Income (loss) before income taxes	(14.8)	2.9	(16.1)	5.2
Income taxes (credit)	(0.6)	0.9	(1.0)	1.6
Income (loss) from discontinued operations	$(14.2)	$2.0	$(15.1)	$3.6

In May 2002, the Company completed the sale of its Energy Services and Products business unit, OSCA, to BJ Services Company.  As a result of this transaction, the Company has reflected OSCA as discontinued operations.   As described in Note 13 to the Consolidated Financial Statements, OSCA is a party to certain litigation that arose prior to the Company’s sale of the business.  At the time of the transaction with BJ Services, an indemnification agreement was entered into between the Company and BJ Services related to this litigation.  As a result of the agreement, the Company has a $9.5 million reserve in discontinued operations for this indemnification liability.

The assets and liabilities from discontinued operations presented in the accompanying consolidated balance sheets are comprised of:

	June 30, 2004	December 31, 2003
Assets:
Cash and cash equivalents	$0.2	$0.3
Accounts receivable	5.2	10.3
Inventories	—	2.5
Prepaid expenses and other current assets	4.5	16.5
Total current assets	$9.9	$29.6

Other non-current assets:	$1.4	$—

Liabilities:
Accounts payable and accrued expenses	$11.9	$15.0

Other non-current liabilities:	$5.1	$6.0

The Company recorded restructuring charges in 2003 and 2002 in conjunction with the divestiture of the Fine Chemicals business.  In addition, the Company recorded charges in 2001 in Fine Chemicals as a part of a detailed repositioning plan approved by its Board of Directors.  As of the end of the second quarter of 2004, $8.7 million of the charges recorded in 2001 remain to be spent.  The major components of the remaining reserves relate to retirement benefits and environmental remediation costs.  Environmental remediation costs have been allocated between accrued expenses and non-current liabilities based on the anticipated timing of these expenditures.

NOTE 5:  Asset Retirement Obligations

On January 1, 2003, the Company adopted SFAS 143, “Accounting for Asset Retirement Obligations.”  The Company has legal retirement obligations to close brine supply and disposal wells and waste disposal wells at the end of the assets’ useful lives.  Upon adoption of SFAS 143, the Company recorded transition amounts for liabilities related to these wells, and the associated capitalizable costs net of accumulated depreciation.  A liability of $5.7 million was recorded to long-term liabilities and a net asset of $0.6 million was recorded to plant and equipment on January 1, 2003.  This resulted in a cumulative effect of an accounting change of ($3.3) million (net of income taxes of $1.8 million).  Accretion and depreciation expense subsequent to the adoption of the statement decreased net income by $0.1 million in each of the first and second quarters of 2004 and 2003.

NOTE 6:  Income Taxes

A reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate is as follows:

	Six Months Ended June 30,
	2004	2003
U.S. federal income tax rate	35.0%	35.0%
Changes resulting from:
State income taxes	0.4	0.6
Depletion	(4.0)	(1.4)
International operations	9.3	(5.9)
Low income housing credit	(5.0)	(4.5)
Income tax reserve release	(194.3)	—
Change in valuation allowance	(6.7)	6.0
Other	2.0	1.2
Effective income tax rate	(163.3)%	31.0%

During the second quarter of 2004, the Company received a favorable final notification and settlement from the Internal Revenue Service Appeal’s Division confirming the tax filing positions taken by the Company relating to the treatment of certain international cash repatriation transactions in its 1995 through 2000 federal income tax filings.  As a result of this settlement and through evaluation of its remaining income tax reserves, the Company released a net $17.5 million of tax benefit to earnings.  Excluding the impact of this release, the Company’s effective income tax rate for the six months ended June 30, 2004 would have been 31.0%.

The Company also repatriated foreign earnings during the six months ended June 30, 2004.  The repatriation increased the Company’s effective tax rate related to international operations.  A portion of this increase, however, was offset by a decrease in the Company’s valuation allowance related to certain foreign and/or domestic tax credit carryforwards for which prior utilization had been uncertain.

NOTE 7:  Comprehensive Income

Comprehensive income for the three and six months ended June 30 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$13.6	$18.9	$8.6	$18.1
Translation adjustment	9.2	26.0	0.2	24.2
Unrealized gain on derivative instruments	4.5	—	5.2	0.2
Comprehensive income	$27.3	$44.9	$14.0	$42.5

NOTE 8:  Earnings Per Share

The computation of basic and diluted earnings per share is determined by dividing net income as reported as the numerator, by the number of shares included in the denominator as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Denominator for basic earnings per share (weighted-average shares)	50.7	50.3	50.7	50.2
Effect of dilutive securities	0.3	—	0.2	0.1
Denominator for diluted earnings per share	51.0	50.3	50.9	50.3

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income	$13.6	$18.9	$8.6	$18.1
Stock-based employee compensation expense included in reported income, net of income taxes	0.2	0.2	0.2	0.3
Total stock-based employee compensation expense determined under fair value - based method for all awards, net of income taxes	(0.8)	(1.1)	(1.6)	(2.3)
Pro forma net income	$13.0	$18.0	$7.2	$16.1

Earnings per share
As reported:
Basic and Diluted	$0.27	$0.38	$0.17	$0.36
Pro forma:
Basic and Diluted	$0.25	$0.36	$0.14	$0.32

NOTE 10:   Retirement Plans

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

The components of the Company’s net periodic benefit cost for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended June 30, 2004		Three Months Ended June 30, 2003
	U.S. Plans	Non-U.S. Plan	U.S. Plans	Non-U.S. Plan
Service cost	$1.5	$0.8	$1.3	$1.2
Interest cost	2.7	2.9	2.4	2.1
Expected return on plan assets	(2.5)	(3.4)	(2.0)	(2.1)
Amortization of prior service cost	—	—	—	—
Amortization of net loss	0.7	0.5	0.5	0.3
Net periodic benefit cost	$2.4	$0.8	$2.2	$1.5

	Six Months Ended June 30, 2004		Six Months Ended June 30, 2003
	U.S. Plans	Non-U.S. Plan	U.S. Plans	Non-U.S. Plan
Service cost	$3.0	$1.5	$2.6	$2.5
Interest cost	5.4	5.5	4.8	4.2
Expected return on plan assets	(5.0)	(6.4)	(4.0)	(4.2)
Amortization of prior service cost	—	—	0.1	—
Amortization of net loss	1.4	0.9	1.0	0.8
Net periodic benefit cost	$4.8	$1.5	$4.5	$3.3

The Company has no funding requirement for 2004 as actuarially determined for the U.S. plans.  The Company, however, made a voluntary cash contribution of $10 million to the U.S. qualified plan in the second quarter of 2004 and plans to make a voluntary contribution of approximately $6 million in Company stock in the third quarter of 2004.  The Company expects to contribute $5 million in cash to the non-U.S. plans in 2004.

NOTE 11:  Segment Information

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Sales by Segment to External Customers:
Polymer Additives	$214.5	$187.3	$412.4	$373.2
Specialty Products	216.7	204.6	361.5	326.3
Performance Chemicals	22.8	24.8	48.2	51.2
Total sales of reportable segments	$454.0	$416.7	$822.1	$750.7

Segment Profit (Loss):
Polymer Additives	$6.3	$0.1	$7.3	$2.9
Specialty Products	32.9	35.4	46.9	50.8
Performance Chemicals	3.3	6.6	7.4	9.9
Total profits of reportable segments	42.5	42.1	61.6	63.6
Corporate and Other	(16.9)	(10.3)	(30.8)	(20.5)
Operating Income	25.6	31.8	30.8	43.1
Interest income (expense) - net	(6.2)	(6.8)	(12.5)	(13.4)
Other income (expense) - net	(4.4)	(0.5)	(9.3)	(3.9)
Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	$15.0	$24.5	$9.0	$25.8

	June 30, 2004	December 31, 2003
Segment Assets:

Polymer Additives	$822.7	$814.1
Specialty Products	614.9	523.5
Performance Chemicals	65.4	63.2
Corporate and Other	174.1	262.8
	$1,677.1	$1,663.6

The change in segment assets for Specialty Products and Corporate and Other at June 30, 2004 is the result of the cash requirement for the seasonal changes in working capital associated with the recreational water business.

Note 12.  Antimony Joint Venture

In March 2004, the Company announced the formation of a 50/50 joint venture with Laurel Industries, Inc., a subsidiary of Occidental Petroleum Corporation, to develop, produce and market antimony-based flame retardants, synergists and catalysts.  Effective May 2004, the joint venture is operating under the name GLCC Laurel, LLC, with Great Lakes acting as general partner with responsibility for sales, customer service, technical support, credit and logistics.  Great Lakes controls the joint venture and, therefore, the results of operations are consolidated in the Company’s Consolidated Financial Statements from the beginning of May.

Great Lakes’ contribution to the joint venture consisted of its antimony production facility in Reynosa, Mexico as well as antimony-related working capital. The Company’s contribution in the joint venture, which equates to 50% of the equity of the combined entity as determined by the projected discounted cash flows of the combined entity, resulted in an additional impairment of the carrying value in these assets of $2.8 million in the second quarter of 2004.  An impairment of $21.5 million was previously recorded in the fourth quarter of 2003.

The opening balance sheet of the newly formed joint venture included the contributed assets of Great Lakes as well as the antimony manufacturing assets and working capital of Laurel Industries, Inc.  The combined entity also recorded $14 million of intangible assets consisting of intellectual property and customer lists that will be amortized over 5-10 years.   During the formation of the joint venture, Great Lakes and Laurel management approved a plan to consolidate all manufacturing of the joint venture into the Reynosa facility and close the Laurel manufacturing facility in LaPorte, Texas by the end of 2004.  As a result of this plan, a liability of $0.9 million has been recorded on the opening balance sheet of the joint venture for severance and other costs under Emerging Issues Task Force (EITF) Issue 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations.”

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

Pursuant to the settlement agreement, the Company remitted the cash portion to an escrow account on November 8, 2002, subject to final approval of the settlement agreement by the federal court.  After notice to class members, the federal court gave final approval to the settlement in January 2003.   In addition, the plaintiffs submitted a plan of distribution for court approval.  The plan included a form of voucher agreed to by the Company. As of the second quarter of 2004, the vouchers have been issued and approximately $1.0 million have been redeemed.

The California cases pending in the Superior Court for San Francisco County claim alleged violations of California competition laws and were stayed pending resolution of the federal cases.  The cases are not impacted by the federal settlement.  The Company has denied that the cases were legitimately filed as class actions, denies all liability and intends to defend the cases vigorously.

The Company’s interest in the Energy Service and Product business unit, OSCA, which the Company divested to BJ Services Company as of May 31, 2002, is a party to certain pending litigation regarding a blowout of a well in the Gulf of Mexico operated by Newfield Exploration Company.  In the lawsuit, the plaintiffs claimed that OSCA and the other defendants breached their contracts to perform work-over operations on the well and were negligent in performing those operations.  On April 4, 2002, a jury reached a verdict on those claims, finding OSCA and the other defendants responsible for those claims and determining OSCA’s share of the damages.  In connection with the lawsuit, the Company asserted claims against its insurers and insurance brokers in support of insurance coverage for this incident.  A related trial on these insurance coverage claims was conducted by the submission of legal briefs.  Thereafter, the court issued its final judgments on the underlying liability claims and the insurance coverage claims, entering judgment against OSCA for a net amount of approximately $13.3 million plus interest, and finding that such amount was only partially covered by insurance.  Pursuant to an indemnification agreement between the Company and BJ Services entered into at the time of the sale of OSCA, Great Lakes has agreed to pay BJ Services, a certain percentage of any uninsured cash damages in excess of an amount paid by OSCA upon settlement or final determination of this pending litigation.  As of June 30, 2004, the Company has a $9.5 million reserve in discontinued operations for this indemnification liability.   Great Lakes and BJ have appealed some or all of the liability and insurance coverage decisions.

On May 28, 2002, Albemarle Corporation filed two complaints against the Company in the United States District Court for the Middle District of Louisiana.  As later amended, one complaint alleges that the Company infringed on three process patents and appropriated trade secrets of Albemarle Corporation relating to bromine vacuum tower technology. The other complaint alleges that the Company had infringed or contributed or induced the infringement of several patents relating to the use of decabromodiphenyl ethane as a flame retardant in thermoplastics.  On a motion by the Company and over Albemarle’s objection, the cases were consolidated.  In addition, the Company has filed a counterclaim with the District Court in the flame retardant cases, alleging, among other things, that the Albemarle patent is invalid or was obtained as a result of inequitable conduct in the United States Patent and Trademark Office.  With respect to the Albemarle case, the Company believes that the allegations of the complaints are without basis factually or legally, and intends to defend the cases vigorously.

The Company and certain of its officers and employees have been named as defendants in six lawsuits filed in three counties in Georgia, pertaining to the fire at the Company’s Conyers warehouse on May 25, 2004.  Five of the lawsuits were filed as class actions; no class has been certified by any court as of this time.  The sixth lawsuit is an individual action.  These suits seek recovery for economic and non-economic damages allegedly suffered as a result of the fire.  The Company intends to vigorously defend these lawsuits.   The Company established a claims settlement process within one day of the fire to resolve all legitimate economic and personal injury claims raised by residents and businesses in Rockdale County, Georgia.  While attorneys for certain plaintiffs attempted to stop this process, the Rockdale Superior Court ordered that the claims process continue in the interests of the citizens of that county.  At the time of the fire, the Company maintained property and general liability insurance.  While the overall amount of damages caused by the fire to all third parties cannot be ascertained at this time, the Company has recorded a $5 million claims liability as of June 30, 2004, representing the amount of third party claims for which the Company believes it will ultimately be responsible.  The Company believes that its general liability policies will adequately cover any third party claims beyond this amount.

 In total, the Company’s consolidated balance sheet as of June 30, 2004 and December 31, 2003 reflected approximately $12.5 million and $8.0 million of litigation accruals related to continuing operations, respectively.

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

The Company provides reserves for environmental liabilities that management considers probable for which a reasonable estimate of the liability can be made.  Accordingly, the Company’s reserves for environmental liabilities related to continuing operations, including reserves associated with restructuring charges, were $40.7 million and $43.8 million at June 30, 2004 and December 31, 2003, respectively, with the current portion of these liabilities included in accrued expenses and the long-term portion included in non-current liabilities.  While it is difficult to predict or determine the outcome of actions brought against the Company or the ultimate cost of environmental matters, management believes that the ultimate cost, if any, in excess of the amounts already provided is not likely to have a material adverse effect on its consolidated financial position, consolidated results of operations or liquidity.

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

The following table sets forth the percentage relationship to net sales of certain income statement items for the Company’s continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	22.7	22.3	21.1	21.5
Selling, general and administrative expenses	16.1	14.7	16.7	15.8
Asset impairments	1.0	—	0.7	—
Operating income	5.6	7.6	3.7	5.7
Interest income (expense) - net	(1.4)	(1.6)	(1.5)	(1.8)
Other income (expense) - net	(0.9)	(0.1)	(1.1)	(0.5)
Income from continuing operations before income taxes and cumulative effect of accounting change	3.3	5.9	1.1	3.4
Income taxes (credit)	(2.8)	1.8	(1.8)	1.0
Income from continuing operations before cumulative effect of accounting change	6.1%	4.1%	2.9%	2.4%

The following table provides details of amounts for asset impairments, restructuring charges and certain other significant items reflected in the Company’s operating results for the three and six months ended June 30, 2004 and 2003, respectively.  This information should be referenced when reading the Results of Operations section below.

Asset Impairments, Restructuring Charges and Certain Other Significant Items Included in Operating Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Asset impairments (1)	$4.6	$—	$4.9	$—
Restructuring charges - 2003 repositioning plan (1)	1.9	—	8.6	—
Restructuring charges - La Chambre facility (2)	—	—	0.7	—
Change in useful life of enterprise software (Corporate)	7.8	—	12.6	—
Business interruption costs - facility fires (Specialty Products)	0.9	—	1.5	—
External consulting fees - restructuring related (Corporate)	0.5	—	1.0	—
Litigation settlement (Performance Chemicals)	—	(3.1)	—	(3.1)
Other	0.2	1.6	0.9	1.6
Total	$15.9	$(1.5)	$30.2	$(1.5)

Included in the Consolidated Statements of Operations as follows:
Cost of products sold	$2.9	$—	$10.8	$—
Selling, general and administrative expenses	8.4	(1.5)	14.5	(1.5)
Asset impairments	4.6	—	4.9	—
Total	$15.9	$(1.5)	$30.2	$(1.5)

(1)	See Note 3 of the Notes to Consolidated Financial Statements for a discussion of repositioning plans.
(2)	See Note 2 of the Notes to Consolidated Financial Statements for a discussion of restructuring charges related to the La Chambre facility.

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

Net sales increased to $454.0 million or 9% from $416.7 million in the prior year.  Included in net sales for 2004 but not in 2003 are $10.7 million of sales attributable to the household products business acquisition of A&M products.  In addition, net sales in 2004 included $5.1 million of sales attributable to the Antimony joint venture reflected in consolidated results as of May 2004.  Excluding the effects of these items, sales increased 5% quarter over quarter.   Positive volume gains in all three business units contributed 5% to the net sales increase.  For the Company as a whole, the favorable effects of foreign currency increased sales by 2%, while pricing pressures negatively impacted sales by 2%.

Gross profit of $103.1 million for the second quarter of 2004 increased 11% compared to $92.9 million in the second quarter of 2003.  Gross profit margins, gross profit as a percentage of net sales, were 22.7% and 22.3%, for the second quarters of 2004 and 2003, respectively.  Included in cost of products sold in 2004 were certain restructuring charges and other significant items, as reflected in the above table.  Excluding these items, gross profit margins increased to 23.3% in 2004 from 22.3%.  The improvement in gross profit margins reflected, in part, higher plant utilization in Polymer Additives as a result of strong volume gains in the quarter.  This improvement also reflected the benefits of repositioning actions taken in the prior year to improve the Company’s cost structure.    These positive gains more than offset the effect of lower selling prices year over year and the disruptive effect on Specialty Products’ operations of a fire at its facility in Conyers, Georgia.

Selling, general and administrative expenses increased $11.8 million year over year to $72.9 million.  Included in the increase are net expenses for restructuring and other significant items detailed in the table above. The addition of the household products business and the impact of a weaker U.S. dollar contributed $2.5 million and $1.4 million, respectively, to the increase.  These increases were offset in part by $2.0 million in lower spending reflecting the Company’s continued focus on lowering operating costs and corporate overhead.  Excluding the restructuring and other significant items, selling, general and administrative expenses decreased to 14% of sales in the current quarter from 15% of sales in the prior quarter

Operating income of $25.6 million for the second quarter of 2004, decreased by $6.2 million from $31.8 million in the prior year.  In addition to the restructuring and other significant items in 2004 and 2003 detailed in the table above, operating income in 2004 also included $4.6 million of asset impairments.  Excluding these costs, operating income increased $11.2 million or 37%.   The productivity gains in manufacturing, improved sales volumes and a stronger mix of sales more than offset overall lower selling prices to drive this increase.  Foreign currency fluctuations, net of hedging gains, increased operating income levels by $0.7 million in the current year.

Other income (expense) – net increased $3.9 million to an expense of $4.4 million in the second quarter of 2004.  Included in other income (expense) – net in 2004 were $5.1 million of asset write-offs and other costs incurred in excess of insurance recoveries related to fires at two Specialty Products facilities, in the first and second quarters.  Also included in other income (expense) – net is a $3.2 million gain from the sale of a non-operating site.  The balance of the increase primarily reflects increased amortization expense year over year related to the two Specialty Products acquisitions in 2003 and foreign exchange losses in 2004.  These increases were partially offset by improved operating results from unconsolidated affiliates during the quarter.

In the second quarter of 2004, the Company reached a settlement with the Internal Revenue Service on open audit issues related to the Company’s treatment of certain international cash repatriation transactions in its 1995-2000 federal income tax filings.  As a result of this settlement and through evaluation of its remaining income tax reserves, the Company released a net $17.5 million of tax benefit to earnings.  Excluding this release to earnings in 2004, the Company’s effective tax rate would have been 31.0% in both 2004 and 2003.

Income (loss) from continuing operations before cumulative effect of accounting change was $27.8 million or $0.55 per share in 2004, as compared to $16.9 million or $0.33 per share in 2003.

Six Months Ended June 30, 2004 Compared to the Six Month Ended June 30, 2003

Net sales increased to $822.1 million or 10% from $750.7 million in the prior year.  Included in net sales for 2004 but not in 2003 are $22.1 million of sales attributable to the household products business acquisitions of A&M Products and Lime-O-Sol.  In addition, net sales in 2004 included $5.1 million of sales attributable to the Antimony joint venture reflected in consolidated results as of May 2004.   Excluding the effects of these items, sales increased 6% year over year.   Positive volume gains in all three business units contributed 4% to the net sales increase.  For the Company as a whole, the favorable effects of foreign currency increased sales by 3%, while pricing pressures in Specialty Products and Performance Chemicals negatively impacted sales by 2%.

Gross profit of $173.2 million for the first six months of 2004 increased 7% compared to $161.4 million in the first six months of 2003.  Gross profit margins were 21.1% and 21.5%, for the first six months of 2004 and 2003, respectively.  Included in cost of products sold in 2004 were certain restructuring charges and other significant items reflected in the above table.  Excluding these items, gross margin increased to 22.4% in 2004 from 21.5% in the prior year.  The improvement in gross margin reflected, in part, higher plant utilization in Polymer Additives as a result of strong volume gains in 2004.  This improvement also reflected the benefits of repositioning actions taken in the prior year to improve the Company’s cost structure.    These positive gains more than offset the effect of lower selling prices year over year and the disruptive effect on Specialty Products’ operations of a fire at its facility in Conyers, Georgia.

Selling, general and administrative expenses increased $19.2 million year over year to $137.5 million.  Included in the increase are net expenses for restructuring and other significant items detailed in the table above.  The addition of the household products business and the impact of a weaker U.S. dollar contributed $6.5 million and $3.9 million, respectively, to the year over year increase.  The impact of these items were offset in part by $7.2 million in lower spending reflecting the Company’s continued focus on lowering operating costs and corporate overhead.  Excluding the restructuring and other significant items, selling, general and administrative expenses decreased to 15% of sales in the current six month period from 16% of sales in the prior year six month period.

Operating income of $30.8 million for the first six months of 2004, decreased by $12.3 million from $43.1 million in the prior year.  In addition to the net restructuring charges and certain other significant items in 2004 and 2003 in the above table, operating income in 2004 also included $4.9 million of asset impairments.   Excluding these costs, operating income increased $19.4 million or 47%.  The productivity gains in manufacturing, improved sales volumes and a stronger mix of sales more than offset lower selling prices to drive this increase.  Foreign currency fluctuations, net of hedging gains, increased operating income levels by $1.8 million in the current year.

Other income (expense) – net increased $5.4 million to an expense of $9.3 million for the six months ended June 30, 2004.  Included in other income (expense) – net in 2004 were $6.3 million of asset write-offs and other costs incurred in excess of insurance recoveries related to fire damage at two Specialty Products facilities.  Also included in other income (expense) – net is a $3.2 million gain from the sale of a non-operating site.  The balance of the increase primarily reflects increased amortization expense year over year related to the two Specialty Products acquisitions in 2003 and foreign exchange losses in 2004, which were partially offset by improved operating results from unconsolidated affiliates during the first six month of 2004.

In the second quarter of 2004, the Company reached a settlement with the Internal Revenue Service on open audit issues related to the Company’s treatment of certain international cash repatriation transactions in its 1995-2000 federal income tax filings.  As a result of this settlement and through evaluation of its remaining income tax reserves, the Company released a net $17.5 million of tax benefit to earnings.  Excluding this release to earnings in 2004, the Company’s effective tax rate would have been 31.0% in both 2004 and 2003.

Income from continuing operations before cumulative effect of accounting change was $23.7 million or $0.47 per share in 2004, as compared to $17.8 million or $0.35 per share in 2003.

In the first quarter of 2003, the Company recorded a cumulative effect of an accounting change of ($3.3) million (net of income taxes of $1.8 million), as a result of the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”

Segment Information

The Company operates in three business segments – Polymer Additives, Specialty Products and Performance Chemicals.   Set forth below is a discussion of the operations of the Company’s business segments: Polymer Additives, Specialty Products and Performance Chemicals.  Performance Chemicals excludes the Fine Chemicals business as this business has been reported as discontinued operations for all periods presented (see Note 11 to the Consolidated Financial Statements).  Operating income, defined as net sales less cost of products sold and selling, general and administrative expenses, cash flows and return on investment are measures the Company uses to evaluate business segment performance.

Polymer Additives

The Polymer Additives segment is one of the leading providers of flame retardants, polymer stabilizers, optical monomers, agricultural products and bromine intermediates.  Polymer Additives provides its customers an array of integrated polymer additive solutions that meet specific well-defined customer needs in a variety of products including consumer electronics, computers and business equipment, automotive, furniture, fibers, wire and cable, household appliances, communications equipment, building and construction materials, packaging, textiles, polymers, cosmetics, optical monomers, and agricultural products.  Results for the three and six months ended June 30 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Sales	$214.5	$187.3	$412.4	$373.2
Operating Income	6.3	0.1	7.3	2.9

Net sales for Polymer Additives increased $27.2 million or 14% from the prior year quarter and $39.2 million or 11% from the prior year six month period. Net sales increased year over year in all three Polymer Additives businesses – Polymer Stabilizers, Flame Retardants and Brominated Performance Products (BPP).  Net sales in the second quarter of 2004 include $5.1 million of sales related to the newly formed Antimony joint venture.  Sales volume increases realized in all three businesses contributed 8% and 5% of the improvement in the quarter and year-to-date, respectively.  Selling prices in Polymer Additives increased 1% in the second quarter of 2004 compared to the second quarter of 2003.  Some positive effects of various price increases announced by Flame Retardants late in 2003 and into 2004 were realized in the second quarter of 2004.  Pricing in Flame Retardants, Polymer Stabilizers and BPP year-to-date, however, was essentially flat with prior year.  The effects of foreign exchange rates added 3% of the increase in the quarter and 4% of the increase year-to-date.

Operating income increased $6.2 million from the prior year quarter and $4.4 million from the prior year six months.  Included in operating income in 2004 are $13.3 million of restructuring and certain other significant items, primarily related to the 2003 repositioning plan.  Operating income benefited from productivity gains in the quarter and year-to-date of approximately $10 million and $15 million, respectively, which were generated by all three businesses due to higher plant utilization as a result of increased sales volumes and plant closure activities undertaken as a part of the 2003 repositioning plan.   These benefits offset higher raw material costs year over year.

Outlook

The Polymer Additives business saw sluggish end-market demand through most of 2003. Volume improvement in the first half of 2004 reflected improved demand in certain key end-markets. Third quarter 2004 order positions in the Americas for Polymer Stabilizers and Flame Retardants are significantly greater than prior year levels.  Demand for Flame Retardants in Europe and Asia also appears strong going into the second half of 2004.

During 2003 and early 2004, the Polymer Additives business was able to enact price increases on several of its products.  Some positive effects of these increases are reflected in the second quarter of 2004, with additional benefits expected to be realized through the balance of 2004.  The effectiveness of these price increases on operating income, however, will be dependent on the ability to offset raw material cost increases in this business.  Polymer Additives continues to focus on driving productivity gains, completing restructuring plans and expanding new product applications.  Polymer Additives is also benefiting from the long-term sourcing agreement for elemental bromine and certain derivatives from Dead Sea Bromine.

Specialty Products

The Specialty Products segment is the world’s leading provider of recreational water care products to the consumer.  BioLab Water Additives, through its proprietary position in polymaleate chemistry, and as the world’s foremost provider of bromine-based biocides, is a leading supplier of antiscalants, corrosion inhibitors, dispersants, antifoams, hydantoin derivatives, formulated oxidizers and desalination solutions.  Through its acquisitions of Lime-O-Sol and A&M Cleaning Products in 2003, Specialty Products entered the specialty household cleaning products business with the acquisition of The Works® brand of non-abrasive bathroom cleaners, glass and surface cleaners, toilet bowl cleaners, drain openers and rust and calcium removers, as well as with Greased Lightning™ and Orange Blast™ brands of multipurpose cleaners.   Results for the three and six months ended June 30 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Sales	$216.7	$204.6	$361.5	$326.3
Operating Income	32.9	35.4	46.9	50.8

Net sales for Specialty Products increased $12.1 million or 6% quarter over quarter.  Included in the second quarter of 2004 but not in the second quarter of 2003 are $10.7 million of sales generated by the household cleaning products business acquisition of A&M Products.  Excluding these sales, net sales increased $1.4 million or 1%.  Organic growth and a weaker U.S. dollar increased sales by 2% each, but were offset in part by 3% lower selling prices.  Net sales for the six months of 2004 increased $35.2 million or 11% over the prior year.  Included in net sales for the first six months of 2004 but not in 2003 are $22.1 million of sales generated by the household cleaning products business acquisitions of A&M Products and Lime-O-Sol.   Excluding these household products sales, year-to-date net sales increased $13.1 million or 4% over prior year.  Organic growth and the positive effects of foreign exchange increased year-to-date sales by 4% and 3%, respectively.  These increases were partially offset by a year-to-date decline of 3% in selling prices.   This price erosion in the quarter and year-to-date was primarily driven by competitive actions taken in the first quarter of 2004 in the Recreational Water business.

Operating income in the second quarter and first six months of 2004 for Specialty Products decreased 7% and 8%, respectively, over the corresponding periods of 2003.  In the second quarter of 2004, the Company experienced a fire at its Conyers, Georgia facility (see below).  In the first quarter of 2004, the Company had a fire at its La Chambre, France facility.  As a result of these events, the Specialty Products business unit incurred $0.9 million of business interruption costs in the second quarter of 2004 and $1.5 million year-to-date.  In addition to the costs incurred related to the fires, $1.2 million of asset impairments, restructuring costs and other significant items were recorded year-to-date in 2004.  Repositioning costs of $1.1 million were recorded in 2003.  The positive impact of volume gains year over year in the quarter and year-to-date were offset by lower selling prices as well as manufacturing inefficiencies and the disruptive effect of the facility fires.

Facility Fires

On May 25, 2004, the Company’s BioLab Inc. subsidiary incurred a fire in a finished goods warehouse located at its main manufacturing site in Conyers, Georgia.  Products stored in this warehouse served primarily the distributor customers of the Specialty Products’ recreational water business.  While there was no damage to the production facilities at the location, production and shipping operations were temporarily suspended for 3 days while the fire was being controlled.  Additional disruptive effects from the fire on production and shipping operations were experienced for several weeks after the fire as Specialty Products worked to rebuild inventory levels and fulfill customer orders.  The Company has insurance coverage for this type of event and has been actively working with its insurance carriers to resolve all property, business interruption and third party claims related to this incident.  The cause of the fire at this time is still under investigation.

For the quarter ended June 30, 2004, the Company recorded property losses, general claims liabilities and other fire-related expenses of $25.3 million and insurance recoveries, net of deductibles, of $20.5 million.  The Company records insurance recoveries, up to the amount of recorded losses and expenses, when the collection of such amounts is probable.

While the Company continues to estimate the full effect of the Conyers fire on the Specialty Products business, it believes up to $20 million of sales that would otherwise have occurred in the second or third quarter of 2004 will not be recovered.

In the first quarter of 2004, the Specialty Products segment experienced a fire at its La Chambre, France facility.  For the six months ended June 30, 2004, the Company has recorded $1.5 million of asset write-offs and other fire-related expenses in other income (expense) – net.  Subsequent to the fire, management decided to close the production facility and therefore, severance costs of $0.7 million were also recorded for the employees at the site during the first quarter of 2004.

Outlook

Lower selling prices in the Recreational Water business for 2004 compared to the prior year reflect the Company’s market response to the actions of its competitors attempting to gain market share at the beginning of the 2004 pool season.  The impact of the decline in selling prices, net of raw material costs savings, could lower net income by as much as $0.12 per share for all of 2004 compared to one year ago.  For the balance of this year, management does not expect any further erosion from the step-down in pricing levels that occurred at the beginning of the pool season.

In 2003, the Specialty Products segment expanded it presence in the consumer products market through the acquisition of Lime-O-Sol and The Works® brand specialty household cleaning products and the acquisition of A&M Cleaning Products and its Greased LightningTM and Orange BlastTM multipurpose cleaners.  Specialty Products is working to further penetrate the market with these established products as well as new products such as Greased LightningTM with Colorsafe Bleach, The Works® Automatic Toilet Bowl Cleaner and Citrus Blast® through multiple channels.   As a result of these efforts, the household cleaning products business (based on pre-acquisition figures for 2003 for A&M Cleaning Products) experienced organic growth of 20% in second quarter of 2004 versus the second quarter of 2003.  Further regional expansion and market penetration in the second half of 2004, led by new product introductions, is expected to drive additional volume growth for this business.

Performance Chemicals

The Performance Chemicals segment is a global supplier of fluorine-based fire suppression agent FM-200®, fluorine-based intermediates and all phases of nonclinical toxicological testing to broad and diverse markets that include information technology; telecommunications; transportation; medical; automotive; electronics; photographic paper and films; pharmaceuticals and the chemical and biotechnology industries.  Performance Chemicals excludes the Fine Chemicals business as this business has been reported as discontinued operations for all periods presented (see Note 4 to the Consolidated Financial Statements).  Results for the three and six months ended June 30 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Sales	$22.8	$24.8	$48.2	$51.2
Operating Income	3.3	6.6	7.4	9.9

Net sales for Performance Chemicals for the three and six months ended June 30, 2004 decreased $2.0 million and $3.0 million, respectively, year over year.  Sales at WIL Laboratories increased 9% over the prior year quarter and 8% over the prior six months reflecting higher volumes.  Volume gains in the Company’s fluorine-based products in the second quarter and first six months of 2004, however, were more than offset by lower selling prices.

Operating income for Performance Chemicals decreased $3.3 million in the quarter and $2.5 million year-to-date from the same periods in the prior year.  Included in operating income in the second quarter and first six months of 2003 is a favorable litigation settlement related to the Fluorine business of $3.1 million.  Excluding this settlement, operating income decreased $0.2 million in the quarter, but increased $0.6 million year-to-date.  A stronger mix of sales at WIL Laboratories in combination with productivity initiatives in Fluorine could not entirely offset the decline in selling prices in the Company’s Fire Suppression product line in the quarter.  The stronger mix of sales combined with lower raw material costs and the manufacturing efficiencies more than offset the decline in selling prices to drive the increase in operating income for the six months versus prior year.

Outlook

The pricing pressure experienced by Fluorine reflects increased competition resulting from lower information technology infrastructure and telecommunications spending. The Company, however, announced price increases on certain Fluorine products in the second quarter of 2004.  In addition, volume increases are expected for the rest of the year.  A stronger sales mix and manufacturing efficiencies in Fluorine are expected to drive improved operating income in the second half of 2004 versus the first half of the year.

Overall Company Outlook

Cost Structure Realignment

During 2003, the Company implemented a comprehensive cost reduction plan to mitigate the detrimental effects of weak demand, competitive pricing and higher energy and raw materials costs.  The plan included site closures and consolidations in the Polymer Additives and Specialty Products business units as well as headcount reductions and other actions.  The total cost of the plan was estimated to be approximately $140 million, $110 million of which was incurred in 2003.  An additional $27 million was incurred in the first six months of 2004.  The impact of these actions, once completed, is expected to generate approximately $32 million in annual pre-tax savings.

Creating Strategic Alliances

In 2003, the Company entered into a long-term strategic sourcing agreement for elemental bromine and certain derivatives from Dead Sea Bromine Ltd.  The agreement will allow Polymer Additives to benefit from the scale and efficiency of the world’s largest bromine manufacturing complex on the Dead Sea.

In March 2004, the Company announced the formation of a joint venture with Laurel Industries, Inc. to develop, produce and market antimony-based flame retardants, synergists and catalysts.  The joint venture has been operating under the name GLCC Laurel, LLC since the beginning of May 2004, with Great Lakes acting as general partner with responsibility for sales, customer service, technical support, credit and logistics.   The results of operations of the joint venture have been consolidated in the Company’s Consolidated Financial Statements from the beginning of May.  The operations of the joint venture have added $5.1 million to net sales of Polymer Additives in the second quarter of 2004 and are expected to add approximately $20 million of revenue for the year.

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

Raw Material and Energy Costs

The Company’s operating units are greatly impacted by price changes for energy and raw materials.  Increases in raw material costs reduced earnings by $20.4 million in 2003.  Energy costs, primarily natural gas prices, increased operating costs by $2.8 million in 2003.  Due to magnitude of energy usage across the manufacturing processes of Great Lakes, a $1 change in the price of natural gas MMBTU’s has an approximate $0.03 impact on the Company’s earnings per share on an annual basis.  While the Company has entered into raw material contracts and certain financial instruments to mitigate raw material and energy price increases, raw material and energy costs for 2004 are anticipated to be $2-4 million higher than 2003 levels.

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

DISCONTINUED OPERATIONS

See Note 4 of the Notes to Consolidated Financial Statements for a discussion of discontinued operations.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at June 30, 2004 were $83.8 million, which was a decrease of $87.4 million from December 31, 2003 and a decrease of $59.2 million from June 30, 2003.

Cash used for operating activities – continuing operations for the six months ended June 30, 2004 was $51.0 million compared to $20.7 million in the prior year.  While operating activities reflects a use of cash for the six months ended June 30, 2004, operating activities in the second quarter of 2004 provided $42.5 million of cash.  The Company’s cash from operating activities traditionally turns positive in the second quarter of year after it uses working capital in the first quarter of the year for the seasonal build-up of inventory and receivables in Specialty Products.  The corresponding quarter in 2003 provided $79.8 million of cash from operating activities. A significant portion of the difference quarter over quarter relates to a build-up of accounts receivable in 2004 in Polymer Additives that resulted from increased sales volumes in the current year quarter compared to flat to declining volumes in the prior year quarter as well as the timing of payments to vendors in the prior year quarter.  Included in operating activities in the first six months of 2004 and 2003 are approximately $22 million and $4 million, respectively of spending on the Company’s repositioning plans.  While the repositioning plans initiated in prior years are substantially complete, additional cash expenditures of approximately $10-$12 million are anticipated in 2004 to complete decommissioning work and to pay employee severance.  In addition to the above items, the Company made a $10 million discretionary cash contribution to its U.S. defined benefit plan.

Cash used for investing activities continuing operations for the six months ended June 30, 2004 was $28.7 million, which is a change of $62.9 million from the cash used for investing activities in the prior year period.  Current year investing activities included $1.5 million of proceeds from the sale of the Newport, Tennessee facility which ceased operation in 2003 and $3.2 million of proceeds from the sale of a Halton Lancashire, U.K. non-operating facility.   Of the $91.6 million used for investing activities in 2003, $65 million was used for the acquisition of Lime-O-Sol in February of 2003.  Capital expenditures were consistent with prior year levels. Capital expenditures for the full year are anticipated to be at depreciation levels (excluding the impact of the accelerated depreciation of the Company’s enterprise software), with expenditures estimated to be in the $70 to $75 million range.

Financing activities – continuing operations used $8.7 million of cash in the current and prior year six-month period.  Net repayments of outstanding borrowings were $1.7 million in the first six months of 2004 compared to net borrowings of $1.7 million in the prior year.  Included in repayments in 2004 is the redemption of $3.3 million of industrial development bonds originally issued in association with the development of the Newport, Tennessee property, which was sold during the first quarter.  Dividends paid in the first and second quarters of 2004 reflect a $0.095 per share dividend versus the $0.09 per share dividend paid in previous year.  The Company also received proceeds of $2.2 million from stock options exercised year-to-date in 2004.

The Company anticipates that cash provided by operating activities in the future will be sufficient to fund its operating expenses, debt service obligations, dividend payments to common shareholders and capital expenditures.

Long-term debt, less current portion, decreased $6.9 million from year-end to $420.7 million at June 30, 2004, reflecting the repayment activity noted above as well as non-cash unrealized losses incurred on interest rate swaps in place as of the end of the second quarter.  Net debt, defined as total long-term debt less cash and equivalents, to capital at June 30, 2004 was 31.6%.  This increase from 26.1% at year-end reflects the changes in working capital requirements.

At June 30, 2004, the Company had guaranteed $21 million of debt of an unconsolidated affiliate.

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

As disclosed in the Company’s Annual Report on Form 10-K, the Company sponsors various non-contributory and contributory defined benefit pension plans.  The Company has no funding requirement for 2004 as actuarially determined for the U.S. plans.  The Company, however, made a voluntary cash contribution of $10 million to the U.S. qualified plan in the second quarter of 2004, as noted above.  The Company intends to make a voluntary contribution of approximately $6 million in Company stock to the U.S. plan in the third quarter of 2004.  The Company expects to contribute cash of $5 million to the non-U.S. plans in 2004.

OTHER MATTERS

REPOSITIONING PLANS

Refer to Note 3 of the Notes to Consolidated Financial Statements for a discussion of repositioning plans.

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

ITEM 4.  Controls and Procedures

As of June 30, 2004, management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective, in all material respects, in ensuring that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on a timely basis.

There have been no significant changes in the Company’s internal controls or in other factors subsequent to the date of the evaluation that could significantly affect these controls.

PART II.    Other Information

ITEM 1.  Legal Proceedings

The Company and certain of its officers and employees have been named as defendants in six lawsuits filed in three counties in Georgia, pertaining to the fire at the Company’s Conyers warehouse on May 25, 2004.  Five of the lawsuits were filed as class actions; no class has been certified by any court as of this time.  The sixth lawsuit is an individual action.  These suits seek recovery for economic and non-economic damages allegedly suffered as a result of the fire.  The Company intends to vigorously defend these lawsuits.   The Company established a claims settlement process within one day of the fire to resolve legitimate economic and personal injury claims raised by residents and businesses in Rockdale County, Georgia.  While attorneys for certain plaintiffs attempted to stop this process, the Rockdale Superior Court ordered that the claims process could continue in the interests of the citizens of that county.  At the time of the fire, the Company maintained property and general liability insurance.  While the overall amount of damages caused by the fire to all third parties cannot be ascertained at this time, the Company has recorded a $5 million claims liability as of June 30, 2004, representing the amount of third party claims for which the Company believes it will ultimately be responsible.  The Company believes that its general liability policies will adequately cover any third party claims beyond this amount.

There have been no other material changes in legal proceedings from the items disclosed in the Company’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

ITEM 4.  Submission of Matters to a Vote of Security Holders

The 2004 Annual Meeting of Shareholders of the Company was held on May 6, 2004.  The following are the voting results for each matter voted upon at the meeting:

1.                             ELECTION OF DIRECTORS: The three nominees listed below were elected to serve as directors for a one-year term until the 2005 Annual Meeting:

Nominee	Votes For	Votes Withheld
James W. Crownover	42,187,834	832,469

Louis E. Lataif	41,460,367	1,559,936

Mack G. Nichols	42,154,019	866,284

The term of office of the following directors continued after the meeting: Nigel D. T. Andrews, Mark P. Bulriss, Thomas M. Fulton, Martin M. Hale, John C. Lechleiter and Jay D. Proops.

2.                             SHAREHOLDER PROPOSAL RECOMMENDING SALE OF COMPANY: A shareholder proposal recommending the prompt sale of the Company to the highest bidder was rejected as follows:

Votes For	Votes Against	Abstain	Broker Non-Votes
1,401,264	37,141,022	829,091	3,648,926

ITEM 6.  Exhibits and Reports on Form 8-K

(a)                            Exhibits filed as part of the report are listed below:

(31)(i)(a)	Rule 13a-14(a)/15d-14(a) Certifications
(31)(i)(b)	Rule 13a-14(a)/15d-14(a) Certifications

(32)(i)(a)	Section 1350 Certification
(32)(i)(b)	Section 1350 Certification

(b)                                 Reports on Form 8-K

During the second quarter of 2004 and through August 4, 2004, the Company furnished the following reports on Form 8-K to the Securities and Exchange Commission.

Information provided under Item 12 of Form 8-K:

(1)          Form 8-K filed April 15, 2004, reporting the furnishing of the Company’s 2003 Summary Annual Report

(2)          Form 8-K filed April 22, 2004, reporting the first quarter 2004 results.

(3)          Form 8-K filed July 22, 2004, reporting the second quarter 2004 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 4, 2004	By:	/s/	William L. Sherwood
William L. Sherwood
Vice President and Corporate Controller