Form 10-Q
period 2004-09-30
GREAT LAKES CHEMICAL CORP
filed 2004-11-03
CIK 43362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004

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

Yes   ☒

No   ☐

As of October 29, 2004, the Registrant had only one class of common stock, $1.00 par value, of which 51,061,679 shares were outstanding.

GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES

PART I. – Financial Information

ITEM 1.     Financial Statements

GREAT LAKES CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(millions, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net sales	$391.9	$365.7	$1,193.2	$1,097.2

Operating Expenses
Cost of products sold	313.4	308.6	947.9	885.2
Selling, general and administrative expenses	63.7	69.7	199.6	186.4
Asset impairments (reversals)	(1.9)	43.8	3.0	43.8
	375.2	422.1	1,150.5	1,115.4

Operating income (loss)	16.7	(56.4)	42.7	(18.2)

Interest income (expense) - net	(6.2)	(6.4)	(18.7)	(19.8)
Other income (expense) - net	(11.9)	(2.7)	(21.2)	(6.5)

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	(1.4)	(65.5)	2.8	(44.5)

Income taxes (credits)	(0.2)	(47.9)	(16.6)	(41.7)

Income (loss) from continuing operations before cumulative effect of accounting change	$(1.2)	$(17.6)	$19.4	$(2.8)

Income (loss) from discontinued operations	54.5	(9.4)	42.5	(2.8)

Income (loss) before cumulative effect of accounting change	$53.3	$(27.0)	$61.9	$(5.6)

Cumulative effect of accounting change, net of income taxes	—	—	—	(3.3)
Net income (loss)	$53.3	$(27.0)	$61.9	$(8.9)

Earnings (loss) per share - Basic:
Income (loss) before cumulative effect of accounting change
Continuing operations	$(0.03)	$(0.35)	$0.38	$(0.06)
Discontinued operations	1.08	(0.19)	0.84	(0.05)
	1.05	(0.54)	1.22	(0.11)
Cumulative effect of accounting change, net of income taxes	—	—	—	(0.07)
Net income (loss)	$1.05	$(0.54)	$1.22	$(0.18)

Earnings (loss) per share - Diluted:
Income (loss) before cumulative effect of accounting change
Continuing operations	$(0.03)	$(0.35)	$0.38	$(0.06)
Discontinued operations	1.07	(0.19)	0.83	(0.05)
	1.04	(0.54)	1.21	(0.11)
Cumulative effect of accounting change, net of income taxes	—	—	—	(0.07)
Net income (loss)	$1.04	$(0.54)	$1.21	$(0.18)

Cash dividends declared per share	$0.095	$0.09	$0.285	$0.27

See Notes to Consolidated Financial Statements

GREAT LAKES CHEMICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(millions, except per share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$247.2	$170.7
Accounts and notes receivable, less allowances of $2.1 and $4.1, respectively	283.1	261.5
Inventories
Finished products	202.7	191.5
Raw materials	47.0	37.3
Supplies	30.7	31.4
Total inventories	280.4	260.2
Prepaid expenses	30.4	26.2
Deferred income taxes	5.7	4.1
Current assets - discontinued operations	8.5	37.7
Total Current Assets	855.3	760.4

Plant and equipment	1,271.3	1,263.2
Less accumulated depreciation, depletion and amortization	(751.0)	(712.7)
Net plant and equipment	520.3	550.5
Goodwill	204.7	205.7
Intangible assets	72.1	63.4
Investments in and advances to unconsolidated affiliates	20.9	22.5
Other assets	22.9	24.7
Deferred income taxes	4.8	46.4
Non-current assets - discontinued operations	1.4	19.6
Total Assets	$1,702.4	$1,693.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$158.0	$169.8
Accrued expenses	123.9	122.4
Income taxes payable	32.6	71.4
Dividends payable	4.9	4.8
Notes payable and current portion of long-term debt	12.6	7.1
Current liabilities - discontinued operations	12.8	27.4
Total Current Liabilities	344.8	402.9

Long-term debt, less current portion	426.0	427.6
Other non-current liabilities	88.0	106.4
Non-current liabilities - discontinued operations	5.1	6.0
Minority interests	32.2	6.8
Stockholders’ Equity
Common stock, $1 par value, authorized 200.0 shares, issued 73.2 and 73.0 shares for 2004 and 2003, respectively	73.2	73.0
Additional paid-in capital	120.7	124.7
Retained earnings	1,660.3	1,612.9
Treasury stock, at cost, 22.1 and 22.4 shares for 2004 and 2003, respectively	(1,022.1)	(1,035.9)
Accumulated other comprehensive loss	(25.8)	(31.2)
Total Stockholders’ Equity	806.3	743.5
Total Liabilities and Stockholders’ Equity	$1,702.4	$1,693.2

See Notes to Consolidated Financial Statements

GREAT LAKES CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(millions)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
OPERATING ACTIVITIES
Net income (loss)	$61.9	$(8.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities - continuing operations
Discontinued operations	(42.5)	2.8
Cumulative effect of accounting change	—	3.3
Depreciation and depletion	70.6	64.8
Amortization of intangible assets	5.1	3.9
Deferred income taxes	—	(2.8)
Losses of unconsolidated affiliates	1.5	6.1
Net loss on disposition of assets	1.7	1.4
Asset impairments	3.0	43.8
Income tax reserve release	(17.5)	(27.5)
Other	(0.3)	(6.6)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(16.3)	14.3
Inventories	(14.5)	22.9
Other current assets	(6.2)	(0.8)
Accounts payable and accrued expenses	(12.7)	(29.0)
Income taxes and other current liabilities	5.7	(20.7)
Other non-current liabilities	(9.7)	(5.4)
Net Cash Provided by Operating Activities - Continuing Operations	29.8	61.6
Income (loss) from discontinued operations	42.5	(2.8)
Depreciation and depletion	1.1	1.1
Gain on disposition of assets - WIL Research Laboratories	(84.0)	—
Loss on disposition of assets - Fine Chemicals	14.9	—
Deferred income taxes	30.6	—
Asset impairments	—	17.0
Other operating activities - discontinued operations	(2.5)	(2.6)
Net Cash Provided by Operating Activities - Discontinued Operations	2.6	12.7
Net Cash Provided by Operating Activities	$32.4	$74.3

INVESTING ACTIVITIES
Plant and equipment additions	$(52.2)	$(43.8)
Business combinations, net of cash acquired	—	(105.7)
Proceeds from sale of assets	4.9	3.9
Other	(1.1)	(0.2)
Net Cash Used for Investing Activities - Continuing Operations	(48.4)	(145.8)
Plant and equipment additions - discontinued operations	(1.5)	(2.2)
Proceeds from sale of assets	105.0	—
Other	(2.0)	0.1
Net Cash Provided by (Used for) Investing Activities - Discontinued Operations	101.5	(2.1)
Net Cash Provided by (Used for) Investing Activities	$53.1	$(147.9)

FINANCING ACTIVITIES
Net (repayments) borrowings on short-term credit lines	$(2.1)	$2.1
Net borrowings (repayments) on commercial paper and long-term borrowings	3.0	(3.7)
Proceeds from stock options exercised	2.7	—
Cash dividends paid	(14.4)	(13.6)
Other	0.4	(1.2)
Net Cash Used for Financing Activities - Continuing Operations	(10.4)	(16.4)
Net Cash Used for Financing Activities - Discontinued Operations	—	—
Net Cash Used for Financing Activities	$(10.4)	$(16.4)

OPERATING ACTIVITIES
Effect of Exchange Rate Changes on Cash and Cash Equivalents - Continuing Operations	0.7	4.4

Increase (Decrease) in Cash and Cash Equivalents	75.8	(85.6)
Cash and Cash Equivalents at Beginning of Year	171.5	259.4
Cash and Cash Equivalents at End of Period	247.3	173.8
Less: Cash and Cash Equivalents - Discontinued Operations	0.1	0.9
Cash and Cash Equivalents - Continuing Operations	$247.2	$172.9

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

NOTE 2:  Facility Fires

On May 25, 2004, the Company’s BioLab Inc. subsidiary incurred a fire in a finished goods warehouse located at its main manufacturing site in Conyers, Georgia.  Products stored in this warehouse served primarily the distributor and private label customers of the Specialty Products’ recreational water business.  Production and shipping operations were temporarily suspended for 3 days while the fire was being controlled.  While there was no damage to the production facilities, the business did encounter disruptions to its material handling and order fulfillment processes during the second quarter and the first two months of the third quarter. Specialty Products was able to restore its inventory levels to pre-fire levels by the end of August.  The Company has insurance coverage for this type of event and has been actively working with its insurance carriers to resolve all property, business interruption and third party claims related to this incident.

For the nine months ended September 30, 2004, the Company has recorded losses representing the carrying value of inventory and assets destroyed in the fire of approximately $13.8 million and $3.5 million, respectively.  The Company has also recorded third party claims (see Note 13) and other fire-related expenses of $16.6 million.  These losses have been partially offset by insurance recoveries received to date, net of deductibles, of $20.5 million.  These amounts have been included in other income (expense) – net for the nine months ended September 30, 2004.  The effects of the fire on the financial results of the Company on a quarter-to-quarter basis are impacted by the timing and amount of insurance recoveries.

In the first quarter of 2004, the Specialty Products segment experienced a fire at its La Chambre, France facility.  Through the nine months ended September 30, 2004, the Company has recorded $1.5 million of asset write-offs and other fire-related expenses in other income (expense) – net.  Subsequent to the fire, management decided to close the production facility and therefore, severance costs of $0.7 million were also recorded for the employees at the site during the first quarter.

NOTE 3:  Discontinued Operations

On September 30, 2004, the Company sold its toxicological services business, WIL Research Laboratories (WIL) for a gain of $84.0 million or $53.4 million, net of tax expense of $30.6 million.  The cash tax liability incurred in conjunction with the sale transaction has been substantially offset through the use of previously recorded deferred tax assets.   WIL was previously reported as a part of the Performance Chemicals segment.  As a result of the sale of WIL, the Company has reported this business as a discontinued operation in accordance with Statement of Financial Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” for all periods presented.

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

The operating results from discontinued operations presented in the accompanying consolidated statements of operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net sales
WIL	$12.0	$9.6	$32.7	$28.8
Fine Chemicals	—	11.7	3.8	33.6

Restructuring charges and asset impairments
Fine Chemicals	—	(17.0)	—	(17.0)

Operating income (loss)
WIL	2.2	2.6	7.0	7.5
Fine Chemicals	—	(15.9)	(1.0)	(15.2)

Gain on sale of WIL	84.0	—	84.0	—
Other income (expense) - net	(0.3)	0.1	(15.4)	4.4
Income (loss) before income taxes	85.9	(13.2)	74.6	(3.3)
Income taxes (credit)	31.4	(3.8)	32.1	(0.5)
Income (loss) from discontinued operations	$54.5	$(9.4)	$42.5	$(2.8)

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

The assets and liabilities from discontinued operations presented in the accompanying consolidated balance sheets are comprised of:

	September 30, 2004	December 31, 2003
Assets:
Cash and cash equivalents	$0.1	$0.8
Accounts receivable	3.8	17.7
Inventories	—	2.5
Prepaid expenses and other current assets	4.6	16.7
Total current assets	$8.5	$37.7

Other non-current assets:	$1.4	$19.6

Liabilities:
Accounts payable and accrued expenses	$12.8	$27.4

Other non-current liabilities:	$5.1	$6.0

The Company recorded restructuring charges in 2003 and 2002 in conjunction with the divestiture of the Fine Chemicals business.  In addition, the Company recorded charges in 2001 in Fine Chemicals as a part of a detailed repositioning plan approved by its Board of Directors.  As of the end of the third quarter of 2004, $8.6 million of the charges recorded in 2001 remain to be spent.  The major components of the remaining reserves relate to retirement benefits and environmental remediation costs.  Environmental remediation costs have been allocated between accrued expenses and non-current liabilities based on the anticipated timing of these expenditures.

NOTE 4:  Repositioning Plans

2003 Repositioning Plan

In 2003, management presented to the Board of Directors a comprehensive cost reduction plan that included site closures and consolidations, headcount reductions and other actions.  Pre-tax charges of $110 million were incurred over the second half of 2003.  Charges of $30 million, which included approximately $14 million of restructuring charges and approximately $16 million of other non-restructuring costs, were incurred through the nine months ended September 30, 2004.  Total pre-tax charges related to this plan, including costs to be incurred through the fourth quarter of 2004, are estimated to be $140 million.

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

Asset impairments of $3.0 million recorded in 2004 related to adjustments in the fair market value of two Polymer Additives facilities and additional impairment of the antimony joint venture (See Note 12), net of a $2.1 million increase in the fair market value of a plant previously impaired in 2003.  Severance, decommissioning and environmental costs of $10.6 million have been recorded in the nine months ended September 30, 2004.  Additional costs will be recorded in the fourth quarter of 2004 as the recognition criteria under Statement of Financial Accounting Standards (SFAS) 146, “Accounting for Costs Associated with Exit or Disposal Activities,” are met.  Under SFAS 146, a liability for costs associated with exit or disposal activities is recognized when the liability is incurred rather than when an entity commits to an exit plan.

A reconciliation of the reserve balance at September 30, 2004 for restructuring charges incurred under the 2003 repositioning plan are as follows:

Description	Charges incurred in 2003	Reserve Balance at December 31, 2003	Charges incurred in 2004	2004 Activity *	Reserve Balance at September 30, 2004

Asset Impairment (non-cash):
Polymer Additives	$67.7	$—	$2.7	$(2.7)	$—
Specialty Products	1.4	—	0.3	(0.3)	—
	69.1	—	3.0	(3.0)	—

Severance Costs:
Polymer Additives	14.5	14.5	1.0	(12.3)	3.2
Specialty Products	1.1	0.6	0.1	(0.6)	0.1
Corporate	0.4	0.2	0.3	(0.4)	0.1
	16.0	15.3	1.4	(13.3)	3.4

Plant Closure and Environmental:
Polymer Additives	4.8	3.6	9.7	(8.8)	4.5

Other (Polymer Additives)	7.9	3.6	(0.5)	(1.9)	1.2

Total	$97.8	$22.5	$13.6	$(27.0)	$9.1

* Includes the effects of foreign currency.

Other Non-Restructuring Costs

Certain other costs were recorded in 2003 that did not meet the definition of restructuring costs under SFAS 146, but were included in the 2003 repositioning plan.  These costs included a change in the useful life of the Company’s enterprise software based on scheduled replacement in the third quarter of 2004, which resulted in an additional $10 million of depreciation expense in 2003. Also included in 2003 were headquarter relocation costs, severance, lease and other costs of $2.1 million. Incremental depreciation expense of approximately $3.1 million and $15.7 million and other repositioning costs of $0.2 million and $0.7 million were recognized in the third quarter and nine months ended September 30, 2004, respectively.

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

Net restructuring charges for the year ended December 31, 2001 totaled $148.6 million.  As of December 31, 2003, $11.3 million of 2001 charges remained to be spent.  During the nine months ended September 30, 2004, severance and plant closure and environmental activity, net of foreign exchange activity, of $1.2 million was incurred.  As of September 30, 2004, $10.1 million of 2001 charges remain to spent and are included in the Consolidated Financial Statements in accrued expenses and other non-current liabilities depending on the expected timing of the spend.  The major components of this remaining reserve relate to retirement benefits and environmental remediation costs yet to be spent for two plant closures.

NOTE 5:  Asset Retirement Obligations

The Company has legal retirement obligations to close brine supply and disposal wells and waste disposal wells at the end of the assets’ useful lives.  Upon adoption of SFAS 143, “Accounting for Asset Retirement Obligations”, on January 1, 2003, the Company recorded transition amounts for liabilities related to these wells, and the associated capitalizable costs net of accumulated depreciation.  A liability of $5.7 million was recorded to long-term liabilities and a net asset of $0.6 million was recorded to plant and equipment on January 1, 2003.  This resulted in a cumulative effect of an accounting change of ($3.3) million (net of income taxes of $1.8 million).  Accretion and depreciation expense subsequent to the adoption of the statement decreased net income by $0.1 million in each of the first three quarters of 2004 and 2003.  Closure activities were completed for five wells during the third quarter of 2004 resulting in a gain of $0.1million in the current quarter.  Asset retirement obligations as of September 30, 2004 are $5.6 million.

NOTE 6:  Income Taxes

A reconciliation of the statutory U.S. federal income tax expense (credit) to the recorded income tax expense (credit) is as follows:

	Nine Months Ended September 30,
	2004	2003
Income tax expense (credit) at U.S. federal tax rate	$1.0	$(15.6)
Changes resulting from:
State income taxes	(0.8)	(0.8)
Depletion	(1.8)	(1.8)
International operations	9.6	5.1
Low income housing credit	(2.4)	(2.7)
Income tax reserve release	(17.5)	(27.5)
Change in valuation allowance	(4.6)	1.5
Other	(0.1)	0.1
Income tax credit	$(16.6)	$(41.7)

During the second quarter of 2004, the Company received a favorable final notification and settlement from the Internal Revenue Service (IRS) Appeal’s Division confirming the tax filing positions taken by the Company relating to the treatment of certain international cash repatriation transactions in its 1995 through 2000 federal income tax filings.  As a result of this settlement and through evaluation of its remaining income tax reserves, the Company released a net $17.5 million of income tax benefit to earnings.  Excluding the impact of this release, the Company’s effective income tax rate for the nine months ended September 30, 2004 would have been 31.0%.

The Company also repatriated foreign earnings during the nine months ended September 30, 2004.  The repatriation increased the Company’s effective tax rate related to international operations.  A portion of this increase, however, was offset by a decrease in the Company’s valuation allowance related to certain foreign and/or domestic tax credit carryforwards for which prior utilization had been uncertain.

During the third quarter of 2003, the Company received a final notification from the IRS of a favorable ruling on certain income tax issues related to the Company’s 1994 to 2000 federal income tax filings for those years that confirmed that tax filing positions taken by the Company were consistent with tax laws and regulations.  As a result of this decision and through evaluation of its remaining income tax reserves at that time, the Company released $27.5 million of tax benefit to earnings.  Excluding the impact of this release, the Company’s effective tax rate for the nine months ended September 30, 2003 would have been 31.0%.

NOTE 7:  Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine months ended September 30 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$53.3	$(27.0)	$61.9	$(8.9)
Translation adjustment	1.1	(1.1)	6.1	23.1
Unrealized gain (loss) on derivative instruments	(1.1)	(0.1)	(0.7)	0.1
Comprehensive income (loss)	$53.3	$(28.2)	$67.3	$14.3

NOTE 8:  Earnings Per Share

The computation of basic and diluted earnings per share is determined by dividing net income as reported as the numerator, by the number of shares included in the denominator as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Denominator for basic earnings per share (weighted-average shares)	50.9	50.3	50.8	50.2
Effect of dilutive securities	0.2	—	0.2	0.1
Denominator for diluted earnings per share	51.1	50.3	51.0	50.3

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income (loss)	$53.3	$(27.0)	$61.9	$(8.9)
Stock-based employee compensation expense included in reported income, net of income taxes	0.2	0.1	0.4	0.4
Total stock-based employee compensation expense determined under fair value - based method for all awards, net of income taxes	(0.9)	(1.0)	(2.5)	(3.3)
Pro forma net income (loss)	$52.6	$(27.9)	$59.8	$(11.8)

Earnings per share
As reported:
Basic	$1.05	$(0.54)	$1.22	$(0.18)
Diluted	1.04	(0.54)	1.21	(0.18)
Pro forma:
Basic	$1.03	$(0.55)	$1.18	$(0.23)
Diluted	1.03	(0.55)	1.17	(0.23)

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

The components of the Company’s net periodic benefit cost for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30, 2004		Three Months Ended September 30, 2003
	U.S. Plans	Non-U.S. Plan	U.S. Plans	Non-U.S. Plan
Service cost	$1.5	$0.4	$1.3	$1.3
Interest cost	2.7	2.1	2.4	2.2
Expected return on plan assets	(2.5)	(2.3)	(2.0)	(2.2)
Amortization of prior service cost	—	—	0.1	—
Amortization of net loss	0.7	0.3	0.5	0.6
Net periodic benefit cost	$2.4	$0.5	$2.3	$1.9

	Nine Months Ended September 30, 2004		Nine Months Ended September 30, 2003
	U.S. Plans	Non-U.S. Plan	U.S. Plans	Non-U.S. Plan
Service cost	$4.5	$1.9	$3.9	$3.8
Interest cost	8.1	7.6	7.2	6.4
Expected return on plan assets	(7.5)	(8.7)	(6.0)	(6.4)
Amortization of prior service cost	—	—	0.2	—
Amortization of net loss	2.1	1.2	1.5	1.4
Net periodic benefit cost	$7.2	$2.0	$6.8	$5.2

Although the Company has no funding requirement for 2004 as actuarially determined for the U.S. plans, a voluntary cash contribution of $10 million was made to the U.S. qualified plan in the second quarter of 2004 and a voluntary contribution of approximately $5.4 million in Company stock was made to this plan in the third quarter of 2004.  The Company expects to contribute $5 million in cash to the non-U.S. plans in 2004.

NOTE 11:  Segment Information

Effective September 30, 2004, the Company changed its financial reporting segments to reflect the way the Company is now organized following the sale of WIL Research Laboratories (WIL).  With the elimination of the Performance Chemicals segment, the reporting structure now includes two segments:  Polymer Additives and Specialty Products.  The fluorine business has been reclassified to the Polymer Additives segment.  WIL has been reported as a discontinued operation for all periods presented.  The Specialty Products reporting segment was unaffected.

The Company evaluates business unit performance and allocates resources based on operating income, which represents net sales less cost of products sold and selling, general and administrative expenses, as well as cash flows and return on investment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales by segment to external customers:
Polymer Additives	$233.4	$199.7	$673.2	$604.9
Specialty Products	158.5	166.0	520.0	492.3
Total sales of reportable segments	$391.9	$365.7	$1,193.2	$1,097.2
Segment profit (loss):
Polymer Additives	$15.0	$(59.5)	$24.9	$(51.6)
Specialty Products	12.1	17.3	59.0	68.1
Total profits (losses) of reportable segments	27.1	(42.2)	83.9	16.5
Corporate and Other	(10.4)	(14.2)	(41.2)	(34.7)
Operating income (loss)	16.7	(56.4)	42.7	(18.2)
Interest income (expense) - net	(6.2)	(6.4)	(18.7)	(19.8)
Other income (expense) - net	(11.9)	(2.7)	(21.2)	(6.5)
Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	$(1.4)	$(65.5)	$2.8	$(44.5)

Segment Assets:	September 30, 2004	December 31, 2003

Polymer Additives	$899.3	$849.8
Specialty Products	521.5	523.5
Corporate and Other	271.7	262.6
	$1,692.5	$1,635.9

The change in segment assets for Polymer Additives at September 30, 2004 reflects increased accounts receivable as a result of higher sales volumes in the third quarter and higher inventory levels related to an anticipated increase in fourth quarter sales volumes.

Note 12.  Antimony Joint Venture

In May 2004, the Company formed a 50/50 joint venture with Laurel Industries, Inc., a subsidiary of Occidental Petroleum Corporation, to develop, produce and market antimony-based flame retardants, synergists and catalysts.  The joint venture is operating under the name GLCC Laurel, LLC, with Great Lakes acting as general partner with responsibility for sales, customer service, technical support, credit and logistics.  Great Lakes controls the joint venture and, therefore, the results of operations are consolidated in the Company’s Consolidated Financial Statements as of May 1, 2004.

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

The opening balance sheet of the newly formed joint venture included the contributed assets of Great Lakes as well as the antimony manufacturing assets and working capital of Laurel Industries, Inc.  The combined entity also recorded $14 million of intangible assets consisting of intellectual property and customer lists that will be amortized over 5-10 years.   During the formation of the joint venture, Great Lakes and Laurel management approved a plan to consolidate all manufacturing of the joint venture into the Reynosa facility and close the Laurel manufacturing facility in LaPorte, Texas by the end of 2004.  As a result of this plan, a liability of $0.9 million was recorded on the opening balance sheet of the joint venture for severance and other costs under Emerging Issues Task Force (EITF) Issue 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations.”  The liability remains $0.9 million at September 30, 2004.

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

Pursuant to the settlement agreement, the Company remitted the cash portion to an escrow account on November 8, 2002, subject to final approval of the settlement agreement by the federal court.  After notice to class members, the federal court gave final approval to the settlement in January 2003.   In addition, the plaintiffs submitted a plan of distribution for court approval.  The plan included a form of voucher agreed to by the Company. As of the third quarter of 2004, the vouchers have been issued and approximately $1.5 million have been redeemed.

The California cases pending in the Superior Court for San Francisco County claim alleged violations of California competition laws and were stayed pending resolution of the federal cases.  The cases are not impacted by the federal settlement.  The Company has denied that the cases were legitimately filed as class actions, denies all liability and intends to defend the cases vigorously.

The Company’s interest in the Energy Service and Product business unit, OSCA, which the Company divested to BJ Services Company as of May 31, 2002, is a party to certain pending litigation regarding a blowout of a well in the Gulf of Mexico operated by Newfield Exploration Company.  In the lawsuit, the plaintiffs claimed that OSCA and the other defendants breached their contracts to perform work-over operations on the well and were negligent in performing those operations.  On April 4, 2002, a jury reached a verdict on those claims, finding OSCA and the other defendants responsible for those claims and determining OSCA’s share of the damages.  In connection with the lawsuit, the Company asserted claims against its insurers and insurance brokers in support of insurance coverage for this incident.  A related trial on these insurance coverage claims was conducted by the submission of legal briefs.  Thereafter, the court issued its final judgments on the underlying liability claims and the insurance coverage claims, entering judgment against OSCA for a net amount of approximately $13.3 million plus interest, and finding that such amount was only partially covered by insurance.  Pursuant to an indemnification agreement between the Company and BJ Services entered into at the time of the sale of OSCA, Great Lakes has agreed to pay BJ Services, a certain percentage of any uninsured cash damages in excess of an amount paid by OSCA upon settlement or final determination of this pending litigation.  As of September 30, 2004, the Company has a $9.5 million reserve in discontinued operations for this indemnification liability.   Great Lakes and BJ Services have appealed some or all of the liability and insurance coverage decisions.

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

The Company and certain of its officers and employees have been named as defendants in five class action lawsuits filed in three counties in Georgia pertaining to the fire at the Company’s Conyers warehouse on May 25, 2004 including the Davis case in Rockdale County, the Burtts and Hill cases in Fulton County and the Chapman and Brown cases in Gwinnett County.   (One individual lawsuit previously disclosed was settled for a de minimis amount.) These suits seek recovery for economic and non-economic damages allegedly suffered as a result of the fire.  The Company intends to vigorously defend these lawsuits.   The Company established a claims settlement process within one day of the fire to resolve all legitimate economic and personal injury claims raised by residents and businesses in Rockdale County, Georgia.  While attorneys for certain plaintiffs attempted to stop this process, the Rockdale Superior Court ordered that the claims process continue in the interests of the citizens of that county.  At the time of the fire, the Company maintained property and general liability insurance.  While the overall amount of damages caused by the fire to all third parties cannot be ascertained at this time, the Company has paid approximately $5 million in claims in the second and third quarters of 2004.  The Company also incurred approximately $3 million of legal and claims processing fees in the third quarter that were not reimbursable under the general liability policy.  The Company believes that its general liability policies will adequately cover any third party claims and legal and processing fees beyond the amounts paid through September 30, 2004.

Plaintiffs have attempted to consolidate efforts in the Hill case in Fulton County, and to that end, have attempted to voluntarily dismiss the Davis and Burtts cases and have voluntarily stayed the Chapman and Brown cases.  The Company had opposed the dismissal of the Davis and Burtts cases and has moved to stay the Burtts and Hill cases pending resolution of the Davis lawsuit.  The courts in the Burtts and Hill lawsuits have not ruled on the Company’s motion to stay these cases.  On October 27, 2004, the court in the Davis case granted the Company’s motion to reinstate the lawsuit and has ordered a process and schedule under which it will consider whether a class may be certified.

In total, the Company’s consolidated balance sheet as of September 30, 2004 and December 31, 2003 reflected approximately $6.7 million and $8.0 million of litigation accruals related to continuing operations, respectively.

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

The Company provides reserves for environmental liabilities that management considers probable for which a reasonable estimate of the liability can be made.  Accordingly, the Company’s reserves for environmental liabilities related to continuing operations, including reserves associated with restructuring charges, were $38.8 million and $43.8 million at September 30, 2004 and December 31, 2003, respectively, with the current portion of these liabilities included in accrued expenses and the long-term portion included in non-current liabilities.  While it is difficult to predict or determine the outcome of actions brought against the Company or the ultimate cost of environmental matters, management believes that the ultimate cost, if any, in excess of the amounts already provided is not likely to have a material adverse effect on its consolidated financial position, consolidated results of operations or liquidity.

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

The following table sets forth the percentage relationship to net sales of certain income statement items for the Company’s continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	20.0	15.6	20.6	19.3
Selling, general and administrative expenses	16.3	19.1	16.7	17.0
Asset impairments (reversals)	(0.5)	11.9	0.3	4.00
Operating income (loss)	4.2	(15.4)	3.6	(1.7)
Interest income (expense) - net	(1.6)	(1.8)	(1.6)	(1.8)
Other income (expense) - net	(3.0)	(0.7)	(1.8)	(0.6)
Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	(0.4)	(17.9)	0.2	(4.1)
Income taxes (credit)	(0.1)	(13.1)	(1.4)	(3.8)
Income (loss) from continuing operations before cumulative effect of accounting change	(0.3)%	(4.8)%	1.6%	(0.3)%

The following table provides details of amounts for asset impairments, restructuring charges and certain other significant items reflected in the Company’s operating results for the three and nine months ended September 30, 2004 and 2003, respectively.  This information should be referenced when reading the Results of Operations section below.

Asset Impairments, Restructuring Charges and Certain Other Significant Items Included in Operating Income (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Asset impairments (reversals) (1)	$(1.9)	$43.8	$3.0	$43.8
Restructuring charges - 2003 repositioning plan (1)	2.0	13.6	10.6	13.6
Restructuring charges - La Chambre facility (2)	—	—	0.7	—
Change in useful life of enterprise software (Corporate)
Business interruption costs - facility fires (Specialty Products)
External consulting fees - restructuring related (Corporate)
Litigation settlement (Performance Chemicals)	—	—	—	(3.1)
Other	0.2	0.1	1.1	1.7
Total	$5.1	$62.3	$35.3	$60.8

Included in the Consolidated Statements of Operations as follows:
Cost of products sold	$3.8	$10.6	$14.6	$10.6
Selling, general and administrative expenses	3.2	7.9	17.7	6.4
Asset impairments	(1.9)	43.8	3.0	43.8
Total	$5.1	$62.3	$35.3	$60.8

(1)  See Note 4 of the Notes to Consolidated Financial Statements for a discussion of repositioning plans.

(2)  See Note 2 of the Notes to Consolidated Financial Statements for a discussion of restructuring charges related to the La Chambre facility.

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Net sales increased to $391.9 million or 7% from $365.7 million in the prior year.  Sales volumes increased 2% versus the prior year reflecting 8% volume gains in Polymer Additives offset in part by a 6% volume decline in the Specialty Products business.  Selling prices increased 1% year over year as price increases of 3% in Polymer Additives offset a 2% decline in selling prices in Specialty Products.  Acquisitions and the effects of foreign currency each contributed 2% to the increase in net sales in the quarter.

Gross profit of $78.5 million for the third quarter of 2004 increased 37% compared to $57.1 million in the third quarter of 2003.  Gross profit margins (gross profit as a percentage of net sales) were 20.0% and 15.6%, for the third quarters of 2004 and 2003, respectively.  The improved gross profit margin year over year largely reflects higher plant utilization levels in Polymer Additives as a result of the above mentioned volume increases and the positive effects of restructuring activities.  Included in cost of products sold in both 2004 and 2003 were certain restructuring charges and other significant items, as reflected in the above table.  Excluding these items in both years, gross profit margins increased to 21.0% in 2004 from 18.5% in 2003.    The gross profit margin improvement also reflects the Company’s ability to achieve price increases in Polymer Additives which helped to offset significant increases in the cost of key raw materials.  The favorable impact of these factors more than offset the impact of lower sales volumes in Specialty Products due in part to unfavorable weather patterns during the quarter and the lingering effects of the business disruption that resulted from the warehouse fire at the Conyers facility that occurred during the second quarter of 2004.

Selling, general and administrative expenses decreased $6.0 million year over year from $69.7 million to $63.7 million.  Included in selling, general and administrative expenses in both years are net expenses for restructuring and other significant items detailed in the table above.  Excluding the restructuring and other significant items, selling, general and administrative expenses decreased from $61.8 million or 17% of sales in the prior quarter to $60.5 million or 15% of sales in the current quarter.  Excluding the impact of foreign currency changes, selling, general and administrative expenses decreased $2.9 million. The decrease in selling, general and administrative expenses primarily reflects the effects of the Company’s continued focus on lowering operating costs and corporate overhead.

Operating income of $16.7 million for the third quarter of 2004 increased by $73.1 million from an operating loss of $(56.4) million in the prior year.  In addition to the restructuring and other significant items in 2004 and 2003 detailed in the table above, operating income in 2004 and 2003 also included $(1.9) million and $43.8 million of asset impairments (reversals), respectively.  Excluding these costs, operating income increased $16 million year over year.   The improvement reflects productivity gains, increased sales volumes and higher selling prices in the Polymer Additives segment, which more than compensated for the increases in raw material costs in Polymer Additives and lower selling prices and manufacturing inefficiencies in the Specialty Products segment.

Other income (expense) – net increased $9.2 million to an expense of $(11.9) million in the third quarter of 2004 from an expense of $(2.7) million in 2003.  Included in other income (expense) – net in 2004 were $8.7 million of costs incurred related to the continued clean-up at the Specialty Products Conyers facility after the fire that occurred in the second quarter of 2004.

The effective tax rate in the third quarter of 2004 was 31.0%.  In the third quarter of 2003, the Company received a favorable ruling from the IRS on certain other income tax issues related to the Company’s federal income tax filings that resulted in the Company releasing $27.5 million of reserves to earnings.  Excluding this release to earnings in 2003, the Company’s effective tax rate would have been 31.0% in 2003.

Income (loss) from continuing operations before cumulative effect of accounting change was $(1.2) million or $(0.03) per diluted share in 2004, as compared to $(17.6) million or $(0.35) per diluted share in 2003.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Net sales increased $96.0 million or 9% to $1,193.2 million from $1,097.2 million in the prior year.  A sales volume increase of 4% year over year was lead by a 6% volume gain in Polymer Additives.  Current year volumes in Specialty Products were comparable to prior year volumes.  Selling prices decreased 1% compared to last year due to price erosion in Specialty Products.  Pricing in Polymer Additives for the first nine months of 2004 was comparable with 2003.  Acquisitions added 3% to the overall sales growth reflecting the Specialty Products segment’s expansion into household products in 2003 and the antimony joint venture formed by Polymer Additives in 2004.  A weaker U.S. dollar also added 3% to sales in 2004 versus 2003.

Gross profit of $245.3 million for the nine months ended September 30, 2004 increased 16% compared to $212.0 million for the comparable period in 2003.  Gross profit margins were 20.6% and 19.3%, for 2004 and 2003, respectively.  Included in cost of products sold in both 2004 and 2003 were restructuring charges and certain other significant items reflected in the above table.  Excluding these items, gross profit margin increased to 21.8% in 2004 from 20.3% in the prior year.  The improved gross profit margin year over year largely reflects higher plant utilization in Polymer Additives as a result of strong volume gains in 2004 and the benefits of repositioning actions began in 2003 to improve the Company’s cost structure. The improvement in gross margin also reflected the Company’s ability to achieve price increases in Polymer Additives, which helped to offset significant cost increases of key raw materials during the year.  These positive factors more than offset the effect of lower selling prices year over year in Specialty Products and the disruptive effect on operations of the fire at its facility in Conyers, Georgia.

Selling, general and administrative expenses increased $13.2 million year over year to $199.6 million.  Included in the increase are net expenses for restructuring and other significant items detailed in the table above.  Excluding the restructuring and other significant items, selling, general and administrative expenses increased only $1.9 million year over year but as a percentage of sales decreased to 15% in the current nine month period from 16% of sales in the prior year nine month period. Excluding the impact of foreign currency fluctuations, selling, general and administrative expenses decreased $3.6 million.  While the addition of the household products business added $6.5 million year over year to selling, general and administrative expenses, the impact of these additional expenses were more than offset by lower spending in the business segments reflecting the Company’s continued focus on reducing operating costs and overhead.

Operating income of $42.7 million for the current nine month period increased by $60.9 million from an operating loss of $(18.2) million in the prior year.  In addition to the net restructuring charges and certain other significant items in 2004 and 2003 in the above table, operating income in 2004 and 2003 also included $3.0 million and $43.8 million, respectively, of asset impairments.   Excluding these costs, operating income increased $35.4 million.  The productivity gains in manufacturing and improved sales volumes helped to offset lower selling prices in Specialty Products and Fluorine, higher raw material and energy costs and the fire-related challenges faced by Specialty Products during the current year.  Foreign currency fluctuations, net of hedging gains, increased operating income levels by $1.8 million in the current year.

Other income (expense) – net increased $14.7 million to an expense of $(21.2) million for the nine months ended September 30, 2004 from an expense of $(6.5) million in 2003.  Included in other income (expense) – net in 2004 were $15.0 million of expenses incurred, net of insurance recoveries, related to fire damage at two Specialty Products facilities (See Note 2).  Also included in other income (expense) – net in 2004 is a $3.2 million gain from the sale of a non-operating site.  Other income (expense) – net in 2003 included a favorable arbitration settlement of $1.1 million.  Excluding these items, other income (expense) – net increased $1.8 million reflecting increased amortization expense year over year of $1.1 million due to the two Specialty Products acquisitions made in 2003 and foreign exchange losses incurred during the year of $1.5 million, offset in part by higher earnings from affiliates of $2.0 million.

In the second quarter of 2004, the Company reached a settlement with the Internal Revenue Service (IRS) on open audit issues related to the Company’s treatment of certain international cash repatriation transactions in its 1995-2000 federal income tax filings.  As a result of this settlement and through evaluation of its remaining income tax reserves, the Company released a net $17.5 million of tax benefit to earnings.  In the third quarter of 2003, the Company received a favorable ruling from the IRS on certain other income tax issues related to the Company’s federal income tax filings that resulted in the Company releasing $27.5 million of reserves to earnings.  Excluding these releases to earnings in 2004 and 2003, the Company’s effective tax rate would have been 31.0% in both 2004 and 2003.

Income from continuing operations before cumulative effect of accounting change was $19.4 million or $0.38 per diluted share in 2004, as compared to $(2.8) million or $(0.06) per diluted share in 2003.

Included in net income for the nine months ended September 30, 2003 is a cumulative effect of an accounting change of ($3.3) million (net of income taxes of $1.8 million) recorded by the Company in the first quarter of 2003 as a result of the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”

Segment Information

Effective September 30, 2004, the Company changed its financial reporting segments to reflect the way the Company is now organized following the sale of WIL Research Laboratories (WIL).  With the elimination of the Performance Chemicals segment, the reporting structure now includes two segments:  Polymer Additives and Specialty Products.  The fluorine business has been reclassified to the Polymer Additives segment.  WIL has been reported as a discontinued operation for all periods presented.  The Specialty Products reporting segment was unaffected.

Set forth below is a discussion of the operations of the Company’s current business segments: Polymer Additives and Specialty Products.   Operating income, defined as net sales less cost of products sold and selling, general and administrative expenses, cash flows and return on investment are measures the Company uses to evaluate business segment performance.

Polymer Additives

The Polymer Additives segment is a leading providers of flame retardants, polymer stabilizers, optical monomers, agricultural products, bromine intermediates, fluorine-based fire suppression agents and fluorine-based intermediates.  Polymer Additives provides its customers an array of integrated solutions that meet specific well-defined customer needs in a variety of products including consumer electronics, computers and business equipment, automotive, furniture, fibers, wire and cable, household appliances, communications equipment, building and construction materials, packaging, textiles, polymers, cosmetics, optical monomers, clean agent fire protection systems and agricultural products.  Results for the three and nine months ended September 30 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Sales	$233.4	$199.7	$673.2	$604.9
Operating Income (Loss)	15.0	(59.5)	24.9	(51.6)

Net sales for Polymer Additives increased $33.7 million or 17% from the prior year quarter and $68.3 million or 11% from the prior year nine month period. Third quarter sales volumes in Polymer Additives increased 8%, led by volume gains in Polymer Stabilizers and Flame Retardants of 12% and 9%, respectively.  Brominated Performance Products (BPP) reported a 5% volume increase while Fluorine volumes were down 4% versus the prior year quarter.  Selling prices added 3% to overall sales increase in the third quarter in Polymer Additives and were due mainly to 7% higher prices in Flame Retardants and more modest increases in Polymer Stablilizers and BPP of 2% and 1%, respectively, which combined to more than offset the 7% decline in selling prices in Fluorine.  The antimony joint venture formed in May 2004 added 3% to sales in the third quarter as did the effects of a weaker U.S. dollar.  Volume gains for the nine months ended September 30, 2004 increased 6% with volume gains across all the business, but lead by Flame Retardants and Polymer Stabilizers with gains of 7% and 5% respectively.  Overall Polymer Additives selling prices were essentially flat year-to-date as higher selling prices in Flame Retardants and BPP of 1% were offset in part by a 15% decline in selling prices in Fluorine.  The impact of foreign currency added 3% to year-to-date sales increase, while acquisitions added 2%.

Operating income increased $74.5 million from the prior year quarter and $76.5 million from the prior year nine months.  Included in third quarter operating income in 2004 and 2003 were $0.1 million and $56.4 million, respectively, of asset impairments, restructuring and certain other significant items.  Included in operating income for the nine months ended September 30, 2004 and 2003 are $13.4 million and $53.3 million of these charges.  Excluding these items, operating income increased $18.2 million from the prior year quarter and $36.6 million from the prior year nine months.   The year over year improvement in operating income in the third quarter and nine months year-to-date reflects strong productivity gains across all businesses, increased selling prices in Flame Retardants, Polymer Stabilizers and BPP and higher sales volumes with a better product mix.  These positive effects on operating income more than offset increases in the cost of raw materials and energy and lower selling prices in Fluorine.

Outlook

Volume growth through the third quarter of 2004 reflected improved demand in certain key end-markets. Order backlogs in the Americas for Flame Retardants and Polymer Stabilizers are more robust leading into the fourth quarter versus the same time period last year.  Demand for Flame Retardants in Europe and Asia also remains strong going into the fourth quarter of 2004.  In addition, Fluorine products and BPP’s Methyl Bromide product typically experience stronger demand in the fourth quarter, which supports the current outlook.

During 2003 and 2004, the Polymer Additives business was able to enact price increases on a broad range of its products.  Positive effects of these increases were reflected in the second and third quarters of 2004, with additional benefits expected to be realized through the end of 2004.  Polymer Additives continues to focus on driving productivity gains, completing restructuring plans and expanding new product applications.  Polymer Additives is also benefiting from the long-term sourcing agreement for elemental bromine and certain derivatives from Dead Sea Bromine.

Specialty Products

The Specialty Products segment is the world’s leading provider of recreational water care products to the consumer.  BioLab Water Additives, through its proprietary position in polymaleate chemistry, and as the world’s foremost provider of bromine-based biocides, is a leading supplier of antiscalants, corrosion inhibitors, dispersants, antifoams, hydantoin derivatives, formulated oxidizers and desalination solutions.  Through its acquisitions of Lime-O-Sol and A&M Cleaning Products in 2003, Specialty Products entered the specialty household cleaning products business with the acquisition of The Works® brand of non-abrasive bathroom cleaners, glass and surface cleaners, toilet bowl cleaners, drain openers and rust and calcium removers, as well as with Greased Lightning™ and Orange Blast™ brands of multipurpose cleaners.   Results for the three and nine month periods ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Sales	$158.5	$166.0	$520.0	$492.3
Operating Income	12.1	17.3	59.0	68.1

Net sales for Specialty Products decreased $7.5 million or 4% quarter over quarter.  Sales volumes and selling prices decreased 5% and 2%, respectively, over the prior year quarter.  The overall volume decline in the quarter reflects volume gains of 10% in the household products business, which were offset by 7% lower volumes in the recreational water business. A weaker U.S. dollar and acquisitions increased sales by 2% and 1%, respectively.  Net sales for the nine months of 2004 increased $27.2 million or 6% over the prior year.  Incremental household product sales relating to the acquisitions of A&M Products and Lime-O-Sol in 2003 contributed 5% of this increase.   Excluding these incremental household products sales, year-to-date net sales increased $3.9 or 1% over prior year.  The positive effects of foreign exchange increased year-to-date sales by 3%, while sales volumes were essentially flat year over year.  These net increases were partially offset by a year-to-date decline of 2% in selling prices.   This price erosion in the quarter and year-

to-date was primarily driven by competitive pricing actions on TriChlor based products that took effect in the first quarter of 2004 in the Recreational Water business.

Operating income in the third quarter and nine months ended September 30, 2004 for Specialty Products decreased 23% and 9%, respectively, over the corresponding periods of 2003.  In the second quarter of 2004, the Company experienced a fire at its Conyers, Georgia facility (see below).  In the first quarter of 2004, the Company had a fire at its La Chambre, France facility.  As a result of these events, the Specialty Products business unit incurred $1.7 million of business interruption costs in the third quarter of 2004 and $3.2 million year-to-date.  Specialty Products also recorded $1.5 million of asset impairments, restructuring costs and other significant items year-to-date in 2004.  Repositioning costs of $2.0 million were recorded through September 30, 2003.  The decreases in operating income in the quarter and year-to-date reflect lower selling prices as well as manufacturing inefficiencies and additional  costs associated with a reconfiguration of plant operations at the Conyers manufacturing facility in preparation for the 2005 pool season and the disruptive effects of the facility fires.  Unfavorable weather patterns in the United States during the third quarter, including the hurricanes experienced in the Southeast, also negatively impacted operating income in this segment.

Facility Fires

On May 25, 2004, the Company’s BioLab Inc. subsidiary incurred a fire in a finished goods warehouse located at its main manufacturing site in Conyers, Georgia.  Products stored in this warehouse served primarily the distributor and private label customers of the Specialty Products’ recreational water business.  Production and shipping operations were temporarily suspended for 3 days while the fire was being controlled.  While there was no damage to the production facilities, the business did encounter disruptions to its material handling and order fulfillment processes during the second quarter and the first two months of the third quarter. Specialty Products was able to restore its inventory levels to pre-fire levels by the end of August.  The Company has insurance coverage for this type of event and has been actively working with its insurance carriers to resolve all property, business interruption and third party claims related to this incident.

For the nine months ended September 30, 2004, the Company has recorded losses representing the carrying value of inventory and assets destroyed in the fire of approximately $13.8 million and $3.5 million, respectively.  The Company has also recorded third party claims (see Note 13) and other fire-related expenses of $16.6 million.  These losses have been partially offset by insurance recoveries received to date, net of deductibles, of $20.5 million.  These amounts have been included in other income (expense) – net for the nine months ended September 30, 2004. The effects of the fire on the financial results of the Company on a quarter-to-quarter basis are impacted by the timing and amount of insurance recoveries.

While the Company continues to estimate the full effect of the Conyers fire on the Specialty Products business, it believes up to $12 million of sales that would otherwise have occurred in the second or third quarters of 2004 will not be recovered.

In the first quarter of 2004, the Specialty Products segment experienced a fire at its La Chambre, France facility.  For the nine months ended September 30, 2004, the Company has recorded $1.5 million of asset write-offs and other fire-related expenses in other income (expense) – net.  Subsequent to the fire, management decided to close the production facility and therefore, severance costs of $0.7 million were also recorded for the employees at the site during the first quarter of 2004.

Outlook

Specialty Products is entering the seasonally low fourth quarter as the 2004 pool season comes to an end.  This business experienced lower selling prices for 2004 compared to the prior year reflecting the Company’s response to commercial actions of its competitors’ attempts to gain market share on TriChlor based products at the beginning of the 2004 pool season. The impact of the decline in selling prices, net of raw material costs savings, is expected to lower net income by as much as $0.12 per share for all of 2004 compared to one year ago. Most of this impact has already been felt through the nine months ended September 30, 2004 as the 2004 pool season is winds down.  Driven by higher raw material costs as well as higher transportation costs, this business is taking steps to reverse the price declines.  On September 1, 2004, the Specialty Products segment announced a $0.10 per pound price increase on all products containing Chlorinated Isocyanurates effective October 1, 2004, or as contracts permit.  A price increase of 7% will go into effect for all other pool and spa chemicals.

In 2003, the Specialty Products segment expanded it presence in the consumer products market through the acquisition of Lime-O-Sol and The Works® brand specialty household cleaning products and the acquisition of A&M Cleaning Products and its Greased LightningTM and Orange BlastTM multipurpose cleaners.  Specialty Products is working to further penetrate the market with these established products as well as new products such as Greased LightningTM with Colorsafe Bleach, The Works® Automatic Toilet Bowl Cleaner and Citrus Blast® through multiple distribution channels.  The strategy of the household products business is to deliver best in class product effectiveness at a value based price in order to drive high repurchase intent from the customer. This strategy is gaining traction.  The household cleaning products business (based on pre-acquisition figures for 2003 for A&M Cleaning Products) delivered

organic growth of 10% in third quarter of 2004 versus the third quarter of 2003.   Sales for household products business in the second half of 2004 are expected to increase 20% over the second half of 2003.

Overall Company Outlook

Cost Structure Realignment

During 2003, the Company implemented a comprehensive cost reduction plan to mitigate the detrimental effects of weak demand, competitive pricing and higher energy and raw materials costs.  The plan included site closures and consolidations in the Polymer Additives and Specialty Products business units as well as headcount reductions and other actions.  The total cost of the plan was estimated to be approximately $140 million, $110 million of which was incurred in 2003.  An additional $30 million was incurred in the first nine months of 2004.  The impact of these actions was expected to generate approximately $32 million in annual pre-tax savings.  The Company is delivering savings at an annualized rate that indicates that these savings targets are being achieved.

Creating Strategic Alliances

In 2003, the Company entered into a long-term strategic sourcing agreement for elemental bromine and certain derivatives from Dead Sea Bromine Ltd.  The agreement will allow Polymer Additives to benefit from the scale and efficiency of the world’s largest bromine manufacturing complex on the Dead Sea.

In March 2004, the Company announced the formation of a joint venture with Laurel Industries, Inc. to develop, produce and market antimony-based flame retardants, synergists and catalysts.  The joint venture has been operating under the name GLCC Laurel, LLC since the beginning of May 2004, with Great Lakes acting as general partner with responsibility for sales, customer service, technical support, credit and logistics.   The results of operations of the joint venture have been consolidated in the Company’s Consolidated Financial Statements from the beginning of May.  The operations of the joint venture have added $5.1 million and $6.2 million to net sales of Polymer Additives in the second and third quarters of 2004, respectively, and are expected to add approximately $20 million of revenue for the year.

New Product Growth

New products are important in differentiating the Company from its competitors in order to generate higher margins and faster revenue growth for increased profitability.  The Company uses a vitality index to measure the impact of new product growth.  The vitality index measures the revenue contribution of products commercialized within the previous five years.  The Company’s industrial businesses (Polymer Stabilizers, Flame Retardants and Fluorine) generated a vitality index of 13% in 2003 or $90 million of revenue from new products and are expected to generate a vitality index of 15% in 2004.  The vitality index for Specialty Products was 25% or $150 million of revenue in 2003 and is expected to reach 26% in 2004.  For the Company as a whole, new product revenues are expected to reach at least 19% of total revenues in 2004.

Raw Material and Energy Costs

The Company’s operating units are greatly impacted by price changes for energy and raw materials.  Increases in raw material costs reduced earnings by $20.4 million in 2003.  Energy costs, primarily natural gas prices, increased operating costs by $2.8 million in 2003.  While the Company has entered into raw material contracts and certain financial instruments to mitigate raw material and energy price increases, raw material and energy costs for 2004 are anticipated to be roughly $12-13 million higher than 2003 levels.  Due to magnitude of energy usage across the manufacturing processes of Great Lakes, a $1 change in the price of natural gas MMBTU’s has an approximate $0.03 impact on the Company’s earnings per share on an annual basis.

Foreign Exchange

Great Lakes, as a multinational company, is exposed to fluctuations in foreign exchange rates, primarily the euro, the British pound and the yen in relation to the U.S. dollar.  Approximately 40% of the Company’s external sales are invoiced from foreign locations and approximately 35% of the Company’s long-lived assets reside in foreign locations. While the Company currently hedges certain portions of its foreign currency exposure, significant changes in foreign currency exchange rates in 2004 would impact both sales and operating income levels.

DISCONTINUED OPERATIONS

See Note 3 of the Notes to Consolidated Financial Statements for a discussion of discontinued operations.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at September 30, 2004 were $247.2 million, compared to $170.7 million at December 31, 2003 and $172.9 million at September 30, 2003.

Cash provided by operating activities – continuing operations for the nine months ended September 30, 2004 was $29.8 million compared to $61.6 million in the prior year.  Operating activities in the third quarter of 2004 provided $85.1 million of cash.  The Company’s cash from operating activities traditionally turns positive in the second and third quarters of the year after it uses working capital in the first quarter of the year for the seasonal build-up of inventory and receivables in Specialty Products.  The corresponding quarter in 2003 provided $84.9 million of cash from operating activities.  Included in operating activities in the nine months ended September 30, 2004 and 2003 are approximately $27 million and $6 million, respectively of spending on the Company’s repositioning plans.  While the repositioning plans initiated in prior years are substantially complete, additional cash expenditures of approximately $5 million are anticipated in 2004 to complete decommissioning work and to pay employee severance.  Also included in the nine months ended September 30, 2004 are $9.9 million of net cash expenses related to the fire at the Specialty Products’ Conyers facility, which includes $20.5 million in insurance recoveries.  In addition to the above items, the Company made $10 million discretionary cash contributions to its U.S. defined benefit plan in both 2004 and 2003.

Cash used for investing activities – continuing operations for the nine months ended September 30, 2004 was $48.4 million, which is a change of $97.4 million from the cash used for investing activities of $145.8 million in the prior year period.  Current year investing activities included $1.5 million of proceeds from the sale of the Newport, Tennessee facility which ceased operation in 2003 and $3.2 million of proceeds from the sale of a Halton Lancashire, U.K. non-operating facility.   Of the $145.8 million used for investing activities in 2003, $105.7 million was used for the acquisition of Lime-O-Sol and A&M Products in 2003.  Capital expenditures were approximately $8 million higher than prior year nine month levels. Capital expenditures for the full year are anticipated to be slightly above depreciation levels (excluding the impact of the accelerated depreciation of the Company’s enterprise software), with expenditures estimated to be approximately $80 million.

Financing activities – continuing operations used $10.4 million and $16.4 million of cash in the nine months ended September 30, 2004 and 2003, respectively.  Net borrowings on outstanding debt were $0.9 million in the first nine months of 2004 compared to net repayments of $1.6 million in the prior year.  Included in net borrowings in 2004 is the redemption of $3.3 million of industrial development bonds originally issued in association with the development of the Newport, Tennessee property, which was sold during the first quarter.  Dividends paid in the first, second and third quarters of 2004 reflect a $0.095 per share dividend versus the $0.09 per share dividend paid in previous year.  The Company also received proceeds of $2.7 million from stock options exercised year-to-date in 2004.

Investing activities related to discontinued operations provided $101.5 million of cash during the nine months ended September 30, 2004.  This activity primarily reflects the sale of WIL Research Laboratories on September 30, 2004 for proceeds of $105 million.  Net after-tax proceeds related to the sale will approximate $100 million.

The Company anticipates that cash provided by operating activities in the future will be sufficient to fund its operating expenses, debt service obligations, dividend payments to common shareholders and capital expenditures.

Long-term debt, less current portion, decreased $1.6 million from year-end to $426.0 million at September 30, 2004, reflecting the repayment activity noted above as well as non-cash unrealized losses incurred on interest rate swaps in place as of the end of the third quarter.  Net debt, defined as total long-term debt less cash and equivalents, to capital at September 30, 2004 was 19.2% compared to 26.2% at December 31, 2003, reflecting the cash proceeds received from the sale of WIL.

On September 30, 2004, the Company consolidated its 364-day unsecured revolving credit facility and its five-year facility into a new five-year facility.  Under the facility, the Company may borrow up to $375 million.  The facility is used to support the Company’s commercial paper program and for general corporate purposes.  The facility contains certain covenants that include, among others, requirements for a maximum ratio of debt to EBITDA, as defined in the agreement.  Interest on borrowing outstanding under the agreement is based upon a variable rate tied to LIBOR.  There were no outstanding borrowings on the facility as of September 30, 2004.

At September 30, 2004, the Company had guaranteed $20 million of debt of an unconsolidated affiliate.

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

As disclosed in the Company’s Annual Report on Form 10-K, the Company sponsors various non-contributory and contributory defined benefit pension plans.  The Company has no funding requirement for 2004 as actuarially determined for the U.S. plans.  The Company, however, made a voluntary cash contribution of $10 million to the U.S. qualified plan in the second quarter of 2004, as noted above.  The Company made a voluntary contribution of $5.4 million in Company stock to the U.S. plan in the third quarter of 2004.  The Company expects to contribute cash of $5 million to the non-U.S. plans in 2004.

OTHER MATTERS

REPOSITIONING PLANS

Refer to Note 4 of the Notes to Consolidated Financial Statements for a discussion of repositioning plans.

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

ITEM 4.  Controls and Procedures

As of September 30, 2004, management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective, in all material respects, in ensuring that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on a timely basis.

There have been no significant changes in the Company’s internal controls or in other factors subsequent to the date of the evaluation that could significantly affect these controls.

PART II.    Other Information

ITEM 1.  Legal Proceedings

The Company and certain of its officers and employees have been named as defendants in five class action lawsuits filed in three counties in Georgia pertaining to the fire at the Company’s Conyers warehouse on May 25, 2004 including the Davis case in Rockdale County, the Burtts and Hill cases in Fulton County and the Chapman and Brown cases in Gwinnett County.   (One individual lawsuit previously disclosed was settled for a de minimis amount.)  These suits seek recovery for economic and non-economic damages allegedly suffered as a result of the fire.  The Company intends to vigorously defend these lawsuits.   The Company established a claims settlement process within one day of the fire to resolve all legitimate economic and personal injury claims raised by residents and businesses in Rockdale County, Georgia.  While attorneys for certain plaintiffs attempted to stop this process, the Rockdale Superior Court ordered that the claims process continue in the interests of the citizens of that county.  At the time of the fire, the Company maintained property and general liability insurance.  While the overall amount of damages caused by the fire to all third parties cannot be ascertained at this time, the Company has paid approximately $5 million in claims in the second and third quarters of 2004.  The Company also incurred approximately $3 million of legal and claims processing fees in the third quarter that were not reimbursable under the general liability policy.  The Company believes that its general liability policies will adequately cover any third party claims and legal and processing fees beyond the amounts paid through September 30, 2004.

Plaintiffs have attempted to consolidate efforts in Hill case in Fulton County, and to that end, have attempted to voluntarily dismiss the Davis and Burtts cases and have voluntarily stayed the Chapman and Brown cases.  The Company had opposed the dismissal of the Davis and Burtts cases and has moved to stay the Burtts and Hill cases pending resolution of the Davis lawsuit.  The courts in the Burtts and Hill lawsuits have not ruled on the Company’s motion to stay these cases.  On October 27, 2004, the court in the Davis case granted the Company’s motion to reinstate the lawsuit and has ordered a process and schedule under which it will consider whether a class may be certified.

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

(b)                                 Reports on Form 8-K

During the third quarter of 2004 and through November 3, 2004, the Company furnished the following reports on Form 8-K to the Securities and Exchange Commission.

Information provided under Item 1.01 of Form 8-K:

•                           Form 8-K filed October 1, 2004, reporting the press release announcing the sale of WIL Research Laboratories

Information provided under Item 2.02 of Form 8-K:

•                           Form 8-K filed October 21, 2004, reporting the third quarter and year-to-date 2004 results.

Information provided under Item 2.03 of Form 8-K:

•         Form 8-K filed November 1, 2004, reporting the creation of a direct financial obligation.

Information provided under Item 7.01 of Form 8-K:

•                           Form 8-K filed October 14, 2004, reporting the press release announcing a change in reporting segments.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 3, 2004	By:	/s/ William L. Sherwood
William L. Sherwood
Vice President and Corporate Controller