Form 10-K
period 2004-12-31
GREAT LAKES CHEMICAL CORP
filed 2005-03-04
CIK 43362

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

As of June 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,323,833,401 based on the last reported sales price on the New York Stock Exchange.

As of February 23, 2005, 51,436,147 shares of the registrant's stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on May 5, 2005 are incorporated by reference into Part III.

PART I

ITEM 1.    Business

GENERAL

Great Lakes Chemical Corporation is a Delaware corporation incorporated in 1933 with principal executive offices at 9025 North River Road, Suite 400, Indianapolis, Indiana 46240. As used in this report, except where otherwise stated or indicated by the context, "Great Lakes" or "the Company" means Great Lakes Chemical Corporation and its consolidated subsidiaries.

Great Lakes (NYSE: GLK) is a global company dedicated to delivering innovative, market-focused specialty chemical solutions and consumer products. The Company's products and services help treat and purify water, keep surfaces in and around the home shining, protect against and extinguish fire, and enhance the stability and performance of a wide range of consumer products, such as computers, electronics, automobiles, packaging, building materials and furniture. The Company serves customers and markets through an integrated network of research, production, sales, distribution and technical services facilities. The Company is organized into two global business units that serve diverse markets around the world: Industrial Performance Products and Consumer Products.

Industrial Performance Products - The Industrial Performance Products business unit offers one of the world's most comprehensive portfolios of polymer additive solutions and performance products formulated specially to meet the needs of its customers in a wide range of markets, from furniture and textiles to automotive to consumer electronics to building and construction. The Company's additive products directed to the polymer industry include flame retardants and polymer stabilizers. These additives are used in various phases during polymer production. Great Lakes is a leading producer of bromine-, phosphorus- and antimony-based flame retardants and synergists, as well as physical form compounds and blends, which reduce or eliminate the flammability of a wide variety of combustible materials. The Company's specialty additives are used in industrial water treatment and desalination processes and include antiscalents, corrosion inhibitors, dispersants, antifoams and superior bromine-based non-oxidizing and oxidizing microbiological control products. The Company's broad range of stabilizing products - from UV stabilizers to antioxidants to patented non-dusting blends - enhances critical polymer performance characteristics such as heat and light resistance and color consistency. The Company's performance products holdings include performance additives and fluids, fire suppressants, fluorine specialties, brominated performance products and optical monomers. The Company's line of performance additives and fluids is essential to the performance of natural, semi-synthetic and synthetic lubricants under extreme pressure, as well as fire-resistant fluids and lubricants used in industrial applications. The Company offers waterless fire suppression for mission-critical and high-value assets, which prevents extensive fire damage and eliminates collateral damage and downtime. The Company's fluorine specialties are essential to the performance of silicone-based materials under demanding conditions where aggressive solvents or high temperatures may be present. Other fluorine specialty products are used as propellants in medical inhalers and as refrigerants. The brominated performance products business offers fumigants that improve crop yields and protect grain and other stored food sources from infestation, including food imports and exports; chemical intermediates that serve as building blocks for other compounds; and clear brine fluids used in oil and gas exploration. The Company also produces optical monomers used in eyewear and for such applications as protection sheets for welding masks and screens, safety shields, photographic filters and lab equipment.

Consumer Products - The Consumer Products business unit is a leading supplier of products for use in swimming pools, hot tubs and home cleaning applications. The recreational water treatment division is a leading provider of pool and spa care products, including water treatment sanitizers, algaecides, biocides, oxidizers, pH and mineral balancers and other specialty chemicals. This business unit also offers specialty and multipurpose cleaners and degreasers that disinfect and clean indoor and outdoor surfaces in such areas as kitchens, bathrooms, laundry rooms, patios, garages and automobiles.

Segment data for the Company's operations for each of the three years in the period ended December 31, 2004 are presented in Note 17 to the Consolidated Financial Statements.

PRODUCTS AND SERVICES

The following is a list of the principal products and services, markets and production facilities of the Company:

INDUSTRIAL PERFORMANCE PRODUCTS

Products	Principal Markets	Production Facilities

Flame Retardants
Flame Retardants:
Bromine-, phosphorus- and antimony-based flame retardants and synergists marketed under the trade names Firemaster®, Kronitex®, Reofos®, Reogard®, Ongard®, Oncor™, Pyrobloc®, Smokebloc® and Timonox®, as well as flame retardant physical for compounds and blends sold under the trade name Fyrebloc®	Building and construction materials; electrical components; wire and cable; information technology and consumer equipment; printed wiring boards; furniture and furnishings; and automotive	El Dorado, AR; Reynosa, Mexico; Trafford Park (Manchester), U.K.
Performance Additives and Fluids:
Additives for natural, semi-synthetic and synthetic lubricants and fluids sold under the trade name Durad®, fire-resistant lubricants and additives marketed under the trade name Reolube® and specialty additives sold under the trade name Reomol®	Aviation, mining, electricity generation and gas pumping, as well as for products such as waxes, solvents and industrial cleaners	Trafford Park (Manchester), U.K.
Brominated Performance Products
Agricultural:
Methyl bromide including products marketed under the trade names Agribrom®, Brom-O-Gas®, Chlor-O-Pic®, Meth-O-Gas® and Terr-O-Gas®	Pest control in soil preparation, commodity storage and post-harvest food processing	El Dorado, AR
Bromine and Intermediates:
Bromine, bromine derivatives and bromine-based specialty chemicals	Electronics, plastics, rubber compounds, detergents and pharmaceuticals	El Dorado, AR
Clear Brine Fluids:
Brominated heavy brine fluids	Oil well drilling, completion and workovers	El Dorado, AR
Polymer Stabilizers
Polymer Stabilizers:
Antioxidants, UV absorbers and light stabilizers marketed under the trade names Alkanox®, Anox®, Lowilite® and Lowinox®; nucleating agents and clarifiers; non-dusting blends sold under the trade name Anox® NDB®	Fibers, cables, household appliances, communications equipment, computer and business machines, automotive, packaging, textiles, building and construction, cosmetics and optical lenses	Catenoy, France; Waldkraiburg, Germany; Pedrengo, Italy; Ravenna, Italy; Pyongtaek, Korea
Optical Monomers:
ADC monomers sold under the trade names Nouryset® and RAV-7®	Used in the manufacture of resins for ophthalmic, corrective and solar lenses	Pasadena, TX

Products	Principal Markets	Production Facilities

Fire Suppression
FM-200® fire suppression agent	Information technology, telecommunications, transportation, medical and laboratory equipment, hazardous and flammable liquid storage facilities, document vaults and archives, and art galleries and museums.	El Dorado, AR
Fluorine Specialties
Organo-fluorine compounds and fluorinated intermediates	Refrigerants, pharmaceuticals and automotive components	El Dorado, AR
Industrial Water Additives
Antiscalants, biocides, corrosion inhibitors, dispersants, antifoams, hydantoin derivatives, formulated oxidizers and biocide dispensing equipment	Industrial cooling water treatment, industrial and municipal wastewater treatment, municipal desalination, pulp and paper processing, food processing and preservative intermediates	Adrian, MI; El Dorado, AR; Conyers, GA; Trafford Park (Manchester), U.K.

CONSUMER PRODUCTS

Products	Principal Markets	Production Facilities

Recreational Water Treatment
Water treatment sanitizers AquaChem®, Bayrol®, BioGuard®, Guardex®, Hydrotech™, Miami®, OMNI™, Pool Time®, Spa Guard®, Sun® and Vantage®; algicides, biocides oxidizers, pH balancers, mineral balancers and specialty chemicals and accessories	Pool and spa dealers and distributors, mass market retailers, wholesale distributors, specialty store owners, commercial pool and water park operators, residential and commercial builders, and retail customers	Conyers, GA; Lake Charles, LA; Adrian, MI; Kyalami, South Africa; Andoversford, U.K.
Household Products
The Works® brand of cleaners for glass, surface, tub, shower and toilet bowl, as well as drain openers and rust and calcium removers; Greased Lightning™, Orange Blast™ and Grapefruit Blast™ brands of multipurpose cleaners for tough cleaning tasks and everyday cleanup for bath, kitchen, flooring, laundry, patio and automotive	Grocery stores, mass merchandisers, dollar stores, hardware stores, farm and fleet operators, discount clubs and automotive stores	Ashley, IN; Conyers, GA

RAW MATERIALS

The primary source of an essential raw material, bromine, is brine. The brine is extracted from geological formations in the state of Arkansas using Company-owned wells. The Arkansas properties are located atop the Smackover lime deposits, which constitute a vast underground sea of bromine-rich brine. The 35-mile area between El Dorado and Magnolia, Arkansas, provides the best-known geological location for bromine production in the United States. In addition, during 2003, the Company entered into a long-term strategic agreement to source elemental bromine and certain derivatives from Dead Sea Bromine Ltd. Based on projected production rates and the above-mentioned sourcing agreement, the Company's bromine and brine supplies are estimated to be adequate.

Other raw materials used in the business are obtained from outside suppliers through purchase agreements. The cost of raw materials is generally based on market prices, although risk management tools may be utilized, as appropriate, to mitigate short-term market price fluctuations.

Significant raw materials purchased by the Industrial Performance Products segment include chlorine, caustic, hexafluoropropene, phenol, bisphenol A and antimony oxide. Raw materials purchased by the Consumer Products segment include Tri-Chlor, chlorine, dichlor and cyanuric acid. The Consumer Products segment also purchases packaging containers made of high-density polyethylene, HDPE.

The Company has multiple suppliers for most key raw materials and employs various raw material management practices, such as the establishment of long-term relationships with suppliers and ongoing performance assessments and benchmarking, as part of the total supplier selection process. In addition, the Company purchases electricity and natural gas to meet its energy needs.

INTERNATIONAL OPERATIONS

Great Lakes has a significant presence in foreign markets, principally Western Europe and Asia. Approximately 40% of the Company's assets reside outside the United States, and approximately 40% of the Company's sales are invoiced from foreign locations. The geographic segment data is set forth in Note 17, "Segment Information," of the Notes to Consolidated Financial Statements.

CUSTOMERS AND DISTRIBUTION

During the last three years, no single customer has accounted for more than 10% of Great Lakes total consolidated net sales. The Company has no material contracts or subcontracts with government agencies. A major portion of the Company's sales is to industrial or commercial businesses for use in the production of other products. Certain products, such as recreational water treatment and household chemicals and supplies, are sold to a large number of retailers, mass merchandisers and distributors. Some export sales are marketed through distributors and brokers.

The Company's businesses do not normally reflect any significant backlog of orders.

COMPETITION

Great Lakes is in competition with businesses producing the same or similar products, as well as businesses producing products intended for similar use. There is one other major bromine producer in the United States, who competes with the Company in varying degrees across a variety of product lines. The Company also competes with a major overseas manufacturer of bromine and brominated products. These two manufacturers compete with the Company on a global basis. Several small producers in the United States and overseas are competitors for various individual products. Furthermore, there are numerous manufacturers that compete with the Company by offering alternatives to Great Lakes products. In Polymer Stabilizers, the Company competes with a significantly larger supplier across its entire product line and with a number of smaller companies in individual product areas. The Fire Suppression and Fluorine Specialties businesses compete with a global manufacturer that produces similar products, as well as manufacturers with products intended for similar use. The Company's Consumer Products business competes with several manufacturers and distributors of swimming pool and spa chemicals, as well as household cleaners.

Principal methods of competition are innovation, value, product quality and purity, technical services and service delivery. The Company is able to move quickly in providing new products to meet identified market demands. Management believes these factors, combined with highly qualified technical personnel, allow the Company to compete effectively.

SEASONALITY AND WORKING CAPITAL

The Company's products sold to the swimming pool industry exhibit some seasonality. The Company experiences higher sales and profits in the second and third quarters for pool products. Seasonality also requires that the Company build inventories for rapid delivery at certain times of the year. In particular, sales related to the pool product season require a build-up of inventory in the fourth and first quarters of the year. Certain arrangements with mass market customers permit returns of unsold material at the end of a season. The effect of these items on working capital and liquidity requirements quarter to quarter may be material.

RESEARCH AND DEVELOPMENT, PATENTS AND TRADEMARKS

The Company holds various patents and trademarks covering a number of its products and processes. While the Company believes these patents and trademarks offer significant commercial benefits, the Company's management does not believe any individual patent or trademark is of material importance to the Company's business as a whole.

Research and development expenditures are described in Note 1, "Summary of Significant Accounting Policies," of the Notes to Consolidated Financial Statements.

ENVIRONMENTAL

The Company's operations are subject to various laws and regulations relating to maintaining or protecting the quality of the environment. Information regarding environmental compliance and contingencies is set forth under the "Environmental and Regulatory Issues" caption in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 3, "Repositioning Plans," and Note 20, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements.

EMPLOYEES

The Company currently employs approximately 3,700 people, 38% of whom are employed outside the United States. Approximately 180 U.S. employees are represented by collective bargaining agreements. The Company maintains good employee relations, and while the Company has successfully completed its past labor negotiations without a work stoppage, it cannot predict the outcome of any future contract negotiations.

AVAILABLE INFORMATION

The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports, as well as the Company's Code of Business Conduct and charters, are available free of charge on the Company's Internet website at http://www.greatlakes.com as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission.

ITEM 2.    Properties

The Company leases its principal executive offices in Indianapolis, Indiana. The Company operates 15 production facilities in 8 countries. The Company has distribution facilities at all of its manufacturing sites. Listed under "Item I. Business" above in the table captioned "Products and Services" are the production facilities by business unit. The Company's principal research facilities are in West Lafayette, Indiana, Lawrenceville, Georgia, and Herentals, Belgium. Most principal locations are owned.

In addition, the Company owns or leases warehouses, distribution centers and office space for administrative and sales activities throughout the world. All of the Company's facilities are in good repair, suitable for the operation of the Company's businesses.

ITEM 3.    Legal Proceedings

The Company and certain of its officers and employees have been named as defendants in five class action lawsuits filed in three counties in Georgia pertaining to the fire at the Company's Conyers warehouse on May 25, 2004 including the Davis case in Rockdale County, the Burtts and Hill cases in Fulton County and the Chapman and Brown cases in Gwinnett County. These suits seek recovery for economic and non-economic damages allegedly suffered as a result of the fire. The Company intends to vigorously defend against these lawsuits. The Company established a claims settlement process within one day of the fire to resolve all legitimate economic and personal injury claims raised by residents and businesses in Rockdale County, Georgia. While attorneys for certain plaintiffs attempted to stop this process, the Rockdale Superior Court ordered that the claims process continue in the interests of the citizens of that county. At the time of the fire, the Company maintained, and continues to maintain, property and general liability insurance. While the overall amount of damages caused by the fire to all third parties cannot be ascertained at this time, the Company recorded approximately $5 million of claims which are included in the consolidated statement of operations in other income (expense) - net in 2004. The Company also incurred approximately $4 million of legal and claims processing fees in 2004 that were not reimbursable under the general liability policy. The Company believes that its general liability policies will adequately cover any third party claims and legal and processing fees beyond the amounts recorded through December 31, 2004.

The plaintiffs have attempted to consolidate various cases into the Hill case in Fulton County, and to that end, have attempted to voluntarily dismiss the Davis and Burtts cases. The Company successfully opposed the dismissal of the Davis case and the plaintiffs continue to appeal that outcome. The Burtts case has been stayed and that case, as well as the Chapman and Brown cases, remains inactive pending the outcome of the Davis appeal.

In May 2002, Albemarle Corporation filed two complaints against the Company in the United States District Court for the Middle District of Louisiana, one alleging that the Company had infringed on three process patents held by Albemarle Corporation relating to bromine vacuum tower technology, and the other alleging that the Company had infringed or contributed or induced the infringement of a patent relating to the use of decabromodiphenyl ethane as a flame retardant in thermoplastics. On a motion by the Company and over Albemarle's objection, the cases were consolidated. In addition, the Company has filed a counterclaim with the District Court in the flame retardant cases, alleging, among other things, that the Albemarle patent is invalid or was obtained as a result of inequitable conduct in the United States Patent and Trademark Office. In March 2004, Albemarle amended its complaints to add additional counts of patent infringement and trade secret violations. With respect to the Albemarle case, the Company believes that the allegations of the original complaints, as well as the allegations in the additional counts are without basis factually or legally, and intends to defend the cases vigorously.

OSCA, the interest in which the Company divested to BJ Services Company in May 2002, is a party to certain pending litigation regarding a blowout of a well in the Gulf of Mexico operated by Newfield Exploration Company. In the lawsuit, the plaintiffs claimed that OSCA and the other defendants breached their contracts to perform work-over operations on the well and were negligent in performing those operations. In April 2002, a jury found OSCA and the other defendants responsible for those claims and determined OSCA's share of the damages. In connection with the lawsuit, the Company asserted claims against its insurers and insurance brokers in support of insurance coverage for this incident. A related trial on these insurance coverage claims was conducted by the submission of legal briefs. Thereafter, the court issued its final judgments on the underlying liability claims and the insurance coverage claims, entering judgment against OSCA for a net amount of approximately $13.3 million plus interest, and finding that amount only partially covered by insurance. Pursuant to an indemnification agreement between the Company and BJ Services entered into at the time of the sale of OSCA (see Note 4 to the Consolidated Financial Statements), Great Lakes has agreed to pay BJ Services a certain percentage of any uninsured cash damages in excess of an amount paid by OSCA upon settlement or final determination of this pending litigation. As of December 31, 2004, the Company has a $9.5 million reserve recorded in discontinued operations for this indemnification liability. Great Lakes and BJ Services expect to appeal some or all of the liability and insurance coverage decisions.

In May 1998, the Company self-reported to the United States Department of Justice (DOJ) and the European Commission certain business practices that raised questions under antitrust laws. As a result of the Company's cooperation, the Company and its directors and employees were accepted into the DOJ's amnesty program. Concurrently, the Company sought favorable treatment under a program in the European Union that also rewards self-reporting and cooperation. In May 2003, the Company received a letter from the EC Competition Directorate General officially notifying the Company of the Commission's decision not to pursue any proceedings.

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

Ten federal class action lawsuits and five California class action lawsuits naming the Company arose out of an alleged conspiracy concerning the pricing of bromine and brominated products, each of which claimed treble damages. The federal lawsuits were consolidated in the District Court for the Southern District of Indiana and certified as a class of direct purchasers of certain brominated products.

In September 2002, the Company agreed to settle all of the federal class action lawsuits. The settlement agreement affected direct purchasers from the Company of brominated diphenyl oxides (decabromodiphenyl oxide, octabromodiphenyl oxide and pentabromodiphenyl oxide) and their blends, tetrabromobisphenol-A and its derivatives and all methyl bromide products and their derivatives in the United States between January 1, 1995 and April 30, 1998. The Company agreed to a $4.1 million cash payment and $2.6 million in vouchers for the future purchase of decabromodiphenyl oxide and/or tetrabromobisphenol-A, to be distributed to class members.

Pursuant to the settlement agreement, the Company remitted the cash portion to an escrow account in November 2002, subject to final approval of the settlement agreement by the federal court, which was given in January 2003. In addition, as of December 31, 2004, the vouchers have been issued and substantially redeemed.

The California cases pending in the Superior Court for San Francisco County claim alleged violations of California competition laws and were stayed pending resolution of the federal cases. On December 17, 2004, the plaintiffs proposed terms of a settlement that the Company deemed acceptable and so communicated to the plaintiffs. Formal agreements and court approval have net yet been completed.

In the fourth quarter of 2004, the Company entered into a Consent Administrative Order (CAO) with the Arkansas Department of Environmental Quality related to the Company's El Dorado, Arkansas, operations. Pursuant to the CAO, the Company will pay a civil penalty of $10,000; perform two supplemental environmental projects valued at approximately $200,000; install additional equipment and back-up power to enhance the effectiveness of certain equipment; and perform air permitting compliance audits of its El Dorado operations. The CAO resolves the Company's liability for certain alleged and potential Clean Air Act and state permit violations as well as any noncompliance that may be discovered during the course of the air permitting compliance audits.

There are also various other lawsuits and claims, other than those mentioned above, pending against the Company and certain of its consolidated subsidiaries. While it is not possible to predict or determine the outcome of legal actions brought against the Company or the ultimate cost of these actions, the Company believes the costs associated with all such actions in the aggregate will not have a material adverse effect on its consolidated financial position, liquidity or results of operations. Furthermore, no director, officer or affiliate of the Company, or any associate of any director or officer, is involved, or has a material interest in, any proceeding that would have a material adverse effect on the Company.

ITEM 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

ITEM 5.    Market for Registrant's Common Equity and Related Stockholder Matters

The common stock of Great Lakes Chemical Corporation is traded on the New York Stock Exchange (the "NYSE") under the trading symbol GLK. The following table sets forth the quarterly dividends paid per share and the quarterly ranges of high and low market prices per share on the NYSE for the last two fiscal years, based upon information supplied by the NYSE.

2004	March 31	June 30	September 30	December 31

Cash dividends declared per share	$0.095	$0.095	$0.095	$0.10

Stock Price Data
High	$28.00	$27.17	$27.33	$29.83
Low	22.26	22.19	22.88	23.82
Year-end close				28.49

2003	March 31	June 30	September 30	December 31

Cash dividends declared per share	$0.09	$0.09	$0.09	$0.095

Stock Price Data
High	$25.53	$24.84	$22.10	$27.60
Low	20.10	20.11	19.55	19.51
Year-end close				27.19

As of February 23, 2005, there were approximately 1,902 stockholders of record of the Company's common stock.

ITEM 6.    Selected Financial Data

(millions, except per share data) Year Ended December 31,	2004	2003	2002	2001	2000

Statement of Operations Data
Net sales	$1,603.7	$1,425.9	$1,365.4	$1,318.4	$1,424.2
Operating income (loss)	52.8	(62.2)	100.7	(151.4)	140.0
Income (loss) from continuing operations before income taxes	3.5	(98.8)	58.2	(231.2)	111.1
Income taxes (credit)	(16.4)	(58.7)	17.5	(44.0)	34.0
Income (loss) from continuing operations	19.9	(40.1)	40.7	(187.2)	77.1
Income (loss) from discontinued operations	43.0	(8.0)	84.3	(102.3)	49.9
Income (loss) before cumulative effect of accounting change	62.9	(48.1)	125.0	(289.5)	127.0
Cumulative effect of accounting change	—	(3.3)	—	—	—

Net income (loss)	$62.9	$(51.4)	$125.0	$(289.5)	$127.0
Balance Sheet Data - Year-End(1)
Working capital (excluding cash and cash equivalents)	$336.0	$176.5	$156.9	$123.6	$298.9
Current ratio	2.6	1.9	2.1	1.5	2.5
Capital expenditures	$84.0	$62.0	$63.3	$129.8	$127.0
Total assets	1,791.4	1,635.9	1,636.3	1,447.5	1,756.8
Non-current liabilities	70.7	106.4	103.1	67.9	28.4
Debt (net of cash and cash equivalents)	217.1	264.0	181.9	456.8	444.4
Debt	439.3	434.7	440.6	511.7	663.0
Percent of total capitalization	33.4%	36.9%	37.1%	45.5%	41.1%
Stockholders' equity	$875.5	$743.5	$745.7	$613.5	$949.7
Share Data
Basic and diluted earnings (loss) per share
Continuing operations	$0.39	$(0.80)	$0.81	$(3.73)	$1.47
Discontinued operations	0.84	(0.15)	1.67	(2.03)	0.95
Cumulative effect of accounting change	—	(0.07)	—	—	—

Net income (loss)	$1.23	$(1.02)	$2.48	$(5.76)	$2.42
Cash dividends per share
Declared during year	$0.385	$0.365	$0.33	$0.32	$0.32
Paid during year	0.38	0.36	0.32	0.32	0.32
Payout as a percent of net income (loss)	30.9%	(35.3)%	12.9%	(5.6)%	13.2%
Shares outstanding (basic)
Average during year	50.9	50.4	50.2	50.3	52.4
At year-end	51.4	50.6	50.2	50.2	50.3
Stock price
At year-end	$28.49	$27.19	$23.88	$24.28	$37.19

(1)
Amounts reflect balances for continuing operations.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following provides a review of the consolidated financial position of Great Lakes Chemical Corporation ("the Company"), at December 31, 2004 and 2003, the consolidated results of operations for each of the three years in the period ended December 31, 2004, and where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements, notes and selected consolidated financial data. As described in Note 4 to the Consolidated Financial Statements, the results of WIL Research Laboratories, the Fine Chemicals business and the results of OSCA, are reported in Discontinued Operations for all periods presented.

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

  •
  Economic factors over which the Company has no control, including changes in global growth rates, inflation, U.S. Treasury or London Interbank Offering Rates (LIBOR), and foreign currency exchange rates.

  •
  Competitive factors such as pricing dynamics on key products and the cost and availability of key raw materials.

  •
  Governmental factors including laws and regulations and judicial decisions related to the production, distribution or use of key products such as bromine and bromine derivatives.

  •
  The uncertainties inherent in new product development, including product safety concerns, regulatory approval processes, excessive costs to manufacture, or potential infringements of the patents or intellectual property rights of others.

  •
  Legal factors, including unanticipated litigation of product liability claims, antitrust litigation, environmental matters or patent disputes with competitors, which could preclude commercialization of products or negatively affect the profitability of existing products.

  •
  Inability to obtain existing levels of product liability or property damage insurance or denial of insurance coverage following a major product or general liability claim.

  •
  Changes in tax laws or regulations, including those tax laws and regulations related to the remittance of foreign earnings or investments in foreign countries with favorable tax rates.

  •
  Accounting standards and other authoritative guidance issued by the Financial Accounting Standards Board; the Securities and Exchange Commission; the Public Company Accounting Oversight Board; or the American Institute of Certified Public Accountants.

  •
  Internal factors such as changes in business strategies, personnel changes and the impact of cost control efforts and business combinations.

  •
  Unexpected disruption to the supply of bromine due to geological or geopolitical factors beyond the Company's control.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to net sales of certain income statement items for the Company's continuing operations:

Year Ended December 31	2004	2003	2002

Net sales	100.0%	100.0%	100.0%
Cost of products sold	79.7	81.8	76.6

Gross profit margin	20.3	18.2	23.4
Selling, general and administrative expenses	16.8	17.8	15.5
Asset impairments	0.2	4.8	0.4

Operating income (loss)	3.3	(4.4)	7.5
Interest income (expense) - net	(1.6)	(1.8)	(2.0)
Other income (expense) - net	(1.5)	(0.8)	(1.2)

Income (loss) before income taxes and cumulative effect of accounting change	0.2	(7.0)	4.3
Income taxes (credit)	(1.0)	(4.2)	1.3

Income (loss) from continuing operations before cumulative effect of accounting change	1.2%	(2.8)%	3.0%

The following table provides details of amounts for asset impairments, restructuring charges and certain other significant items reflected in the Company's operating results in 2004, 2003 and 2002. This information should be referenced when reading the discussions of results below.

Certain Other Significant Items Included in Operating Income:

(in millions) Year Ended December 31	2004	2003	2002

Asset impairments (all segments)(1)	$3.0	$69.1	$6.0
Restructuring charges (all segments)(1)	13.3	28.6	(0.9)
Change in useful life of enterprise software (Corporate)	15.7	10.0	—
CEO contractual termination benefits (Corporate)	6.8	—	—
Long-term incentive compensation plan (Corporate)	(4.5)	—	—
Business interruption costs - facility fires (Consumer Products)	3.0	—	—
Severance and lease costs (Consumer Products)	—	0.8	—
Headquarter relocation costs and other costs (Consumer Products and Corporate)	—	0.5	—
Litigation settlement (Industrial Performance Products)	—	(3.1)	—
Joint venture contract settlement costs (Industrial Performance Products)	—	2.6	—
Pricing settlement - purchase contract (Industrial Performance Products)	—	1.4	—
External consulting fees - restructuring related (Corporate)	1.0	0.8	—
Contract cancellation costs	—	—	(1.0)
Other	1.3	1.0	—

Total	$39.6	$111.7	$4.1

Included in the Consolidated Statements of Operations as follows:
Cost of products sold	$15.9	$28.6	$(1.5)
Selling, general and administrative expenses	20.7	14.0	(0.4)
Asset impairments	3.0	69.1	6.0

Total	$39.6	$111.7	$4.1

(1)
See Note 3 to the Consolidated Financial Statements

OVERVIEW

Great Lakes is a global specialty chemical company serving both industrial and consumer customers. The Company's organizational structure is designed to provide effective and innovative products to these customers and is reflected in the Company's two reportable segments: Industrial Performance Products and Consumer Products. The Industrial Performance Products segment offers one of the world's most comprehensive portfolios of polymer additive solutions and performance products formulated specially to meet the needs of its customers in a wide range of markets, from furniture and textiles to automotive and consumer electronics to building and construction. This segment consists of the following businesses: Flame Retardants, Polymer Stabilizers, Brominated Performance Products, Fire Suppression and Fluorine Specialties (collectively referred to as Fluorine), and Industrial Water Additives. The Consumer Products segment, which includes Recreational Water and Household Products businesses, is a leading supplier of products for use in swimming pools, hot tubs and home cleaning applications.

Important to both of these segments and, therefore, the overall success of the Company, is the ability to achieve and maintain adequate selling prices and sales volumes, effectively manage material and manufacturing costs and develop effective and innovative new products. The following is a brief discussion of each of these factors in 2004.

  •
  Pricing Levels - While the Flame Retardants, Brominated Performance Products and Polymer Stabilizers businesses were able to benefit from price increases introduced in 2004, the recreational water business experienced lower sales prices for much of 2004 as a result of the Company's response to commercial actions of its competitors' attempts to gain market share on Tri-Chlor based products at the beginning of the 2004 pool season. Price increases were announced in the fourth quarter of 2004 by the recreational water business in response to expected increases in costs for Tri-Chlor based products in 2005.

  •
  Sales Volume Increases - Overall sales volumes for the Company increased 7% from 2003 levels led by 9% volume growth in Industrial Performance Products. The increased volumes in Industrial Performance Products reflected increased demand in key end markets such as electronics and building and construction.

  •
  Manufacturing and Material Costs - The Company enters into raw material contracts and certain financial instruments to control material and energy costs. Entering into 2004, management believed that raw material and energy costs would be comparable with 2003 levels. Actual material and energy costs, however, were higher than anticipated resulting in a negative impact year over year on net income from these costs of approximately $8 million or $(0.16) per share. This negative impact was more than offset by a net income impact of $21 million from productivity gains achieved in the Industrial Performance Products segment as a result of plant consolidations and other strategic initiatives undertaken in 2003 (see below). The Consumer Products segment incurred higher manufacturing costs as a result of a fire at its Conyers facility and the decision to reconfigure manufacturing operations. Selling, general and administrative expenses for Consumer Products also increased due to the integration of household products.

    During 2003, the Company began a comprehensive repositioning plan. This plan included site closures and consolidations, headcount reductions and other cost reducing actions. While the majority of these charges were incurred in 2003, an additional $30 million of charges were recorded in 2004. The actions undertaken under the plan have translated into productivity gains and additional savings of approximately $20-25 million in 2004 and are expected to continue in the years ahead.

  •
  Product Innovation - Industrial Performance Products has gone from virtually no revenue from new products five years ago to $121 million in 2004. Consumer Products new product revenue in 2004 reached $156 million. For the Company as a whole, new product revenue was $277 million in 2004.

        Other factors that significantly impacted 2004 financial results and are discussed further in MD&A include:

  •
  Conyers Facility Fire - On May 25, 2004, Consumer Products incurred a fire in a finished goods warehouse located at its main manufacturing site in Conyers, Georgia. Through December 31, 2004, the Company has recorded losses representing the inventory and assets destroyed by the fire, third party claims and other fire-related expenses of $37.6 million. These losses were partially offset by insurance recoveries received to date, net of deductibles, of $20.5 million. The majority of these expenses, $13.9 million, were recorded in other income-expense-net. Additional insurance recoveries of approximately $10 million are expected in the first quarter of 2005. In addition, the recreational water business believes up to $12 million of sales that would have otherwise occurred in 2004 were not recovered.

  •
  Sale of Toxicological Services Business - On September 30, 2004, the Company sold its toxicological services business, WIL Research Laboratories (WIL) for a gain of $84.1 million or $53.7 million, net of income tax expense of $30.4 million. As a result of the sale of WIL, this business has been reported as a component of discontinued operations for all years presented.

  •
  CEO Resignation - On November 5, 2004, Mark Bulriss resigned his position of Chief Executive Officer and member of the Company's Board of Directors. As a result of the Resignation Agreement entered into on that date and based on Mr. Bulriss' original employment contract dated April 1998, the Company incurred $6.8 million of salary, bonus and pension-related costs. John J. Gallagher, III, formerly the Company's Chief Financial Officer, was appointed as the acting Chief Executive Officer at that time. In addition, Nigel D.T. Andrews was named non-executive chairman of the Board of Directors.

2004 COMPARED WITH 2003

Continuing Operations

Net sales increased $177.8 million or 12% to $1,603.7 million in 2004 from $1,425.9 million in 2003. Sales volume increases in both segments led to an overall sales volume increase of 7%. Overall selling prices were relatively flat reflecting a 2% increase in selling prices in Industrial Performance Products offset by a decrease in prices of 2% in Consumer Products. The effects of acquisitions and foreign exchange each positively impacted sales by 3%.

Gross profit increased $66.2 million year over year to $326.3 million in 2004 from $260.1 million in 2003. Gross profit margins (gross margin as a percentage of net sales) increased to 20.3% from 18.2% in the prior year. Cost of products sold in 2004 and 2003 included $15.9 million and $28.6 million, respectively, of amounts reflected in the Certain Other Significant Items Included in Operating Income table on page 15. Excluding these amounts, gross margin increased to 21.3% from 20.2% year-over-year. The increase reflects the impact of higher sales volumes during the year as well as significant gains in productivity in Industrial Performance Products. The higher sales volumes and productivity gains more than offset a $12 million increase in raw material and energy costs.

Selling, general and administrative expenses decreased, as a percent of sales, to 16.8% in 2004 from 17.8% in 2003. Included in selling, general and administrative expenses in 2004 and 2003 are $20.7 and $14.0 million, respectively of amounts reflected in the Certain Other Significant Items Included in Operating Income table on page 15. Excluding these amounts, selling, general and administrative expenses as a percent of sales decreased to 15.6% in 2004 from 16.8% in 2003. Additional selling, general and administrative costs generated through the acquisition of the Household Products groups were more than offset by lower spending in the business segments reflecting the Company's continued focus on reducing operating costs and overhead.

Operating income (loss) increased $115.0 million to $52.8 million in 2004 from an operating loss of $(62.2) million. Included in operating income (loss) in 2004 and 2003 were $39.6 million and $111.7 million of restructuring charges, asset impairments and other significant items detailed above. Excluding these amounts, operating income (loss) increased $42.9 million year over year. The productivity gains in manufacturing and improved sales volumes more than offset higher raw material and energy costs and fire-related challenges faced by Consumer Products during the current year.

The components of other income (expense) - net in both 2004 and 2003 were as follows:

Year Ended December 31	2004	2003

Earnings of affiliates	$(0.5)	$(3.5)
Amortization of intangibles	(6.7)	(5.8)
Foreign exchange gain (loss)	(1.4)	0.6
Asset write-offs and other costs related to facility fires, net of insurance recoveries
Conyers, Georgia	(13.9)	—
La Chambre, France	(1.2)	—
Gain on sale of non-operating site	3.2	—
Litigation/arbitration settlements	0.6	1.1
Adjustments to environmental reserves for non-operating sites	—	1.1
Other	(4.2)	(4.3)

Other income (expense) - net	$(24.1)	$(10.8)

In the second quarter of 2004, the Company reached a settlement with the Internal Revenue Service (IRS) on open audit issues related to the Company's treatment of certain international cash repatriation transactions in its 1995-2000 federal income tax filings. As a result of this settlement and through evaluation of its remaining income tax reserves, the Company released a net $17.5 million of tax benefit to earnings. In the third quarter of 2003, the Company received a favorable ruling from the IRS on certain other income tax issues related to the Company's federal income tax filings that resulted in the Company releasing $27.5 million of reserves to earnings. Excluding these releases to earnings in 2004 and 2003, the Company's effective tax rate would have been approximately 31.0% in both 2004 and 2003.

Income (loss) from continuing operations before cumulative effect of accounting change was $19.9 million or $0.39 per share in 2004 versus $(40.1) million or $(0.80) per share in 2003.

SEGMENT INFORMATION

The Company changed its reportable business segments as of the fourth quarter of 2004 in order to align the external presentation of results with the Company's current management and operating structure. In addition, the Company renamed its segments to more clearly reflect the key end markets and customers it serves. Previously, the Company segmented its financial operations into "Polymer Additives" and "Specialty Products." The renamed reporting structure continues to include two segments: "Industrial Performance Products" and "Consumer Products". The industrial water additives business, previously reported as a component of Specialty Products, was reclassified to the Industrial Performance Products segment. As a result of the 2004 change, segment results from the prior year have been reclassified to conform to the current year presentation.

Below is a discussion of the operations of the Company's business segments. The Company evaluates business unit performance and allocates resources based on operating income, which represents net sales less cost of products sold and selling, general and administrative expenses, as well as cash flows and return on investment. Both Industrial Performance Products and Consumer Products use bromine as a raw material in their production processes. In addition, assets used in the production of bromine are allocated from Industrial Performance Products to Consumer Products based on the percentage of production consumed.

Industrial Performance Products

The Industrial Performance Products business unit is a leading provider of flame retardants, polymer stabilizers and optical monomers, brominated performance products, fire suppression, fluorine specialty products and industrial water additives. Industrial Performance Products provides its customers an array of integrated polymer additive solutions and performance products formulated to meet specific, well-defined customer needs in a variety of products including consumer electronics, computers and business equipment, automotive, furniture, fibers, wire and cable, household appliances, communications equipment, building and construction materials, packaging, textiles, polymers, cosmetics, soil fumigants, water purifying, fire suppression and optical monomers.

	2004	2003

Net sales	$1,029.3	$887.6
Operating income (loss)	58.9	(72.7)

Net sales increased $141.7 million or 16% in 2004. Full year sales volumes in Industrial Performance Products increased overall 9%, led by volume gains in Brominated Performance Products (BPP), Polymer Stabilizers and Flame Retardants of 12%, 9% and 9%, respectively. Industrial Water Additives and Fluorine also reported volume gains year over year but to a lesser extent. Selling prices added 2% to the overall net sales increase year over year led by a 6% increase in selling prices in Flame Retardants. The pricing increase in Flame Retardants combined with 1% price increases in both Polymer Stabilizers and BPP more than offset a 13% decrease in selling prices in Fluorine. Incremental sales related to the antimony joint venture formed in April 2004 also added 2% to the increase in net sales. Sales in Industrial Performance Products were favorably impacted 3% for the year from the effects of foreign exchange. Net sales in Industrial Performance Products benefited from new product sales, defined by management as products introduced in the last five years, and increased to $121 million in 2004 from $81 million in 2003.

Operating income (loss) increased $131.6 million to $58.9 million for the year. Included in operating income (loss) in 2004 and 2003 were $14.8 million and $95.9 million, respectively, of asset impairments, restructuring charges and other significant items. Excluding these items, operating income (loss) increased $50.5 million. The year-over-year improvement in operating income (loss) reflects $32 million of productivity gains as Industrial Performance Products benefited from increased throughput as a result of higher sales volumes. The segment also benefited from higher plant utilization as a result of facility consolidations and cost reduction initiatives. These productivity gains in combination with overall volume and pricing increases were more than able to offset the negative impact of higher raw material and energy costs.

Consumer Products

The Consumer Products business unit is a leading provider of recreational water care products. Through its acquisitions of Lime-O-Sol and A&M Cleaning Products in 2003, the Consumer Products business entered the specialty household cleaning products business with The Works® brand of non-abrasive bathroom cleaners, glass and surface cleaners, toilet bowl cleaners, drain openers and rust and calcium removers, as well as the Greased Lightning™ family of multipurpose cleaners.

	2004	2003

Net sales	$574.4	$538.3
Operating income	48.3	59.8

Consumer Products net sales increased $36.1 million or 7% to $574.4 million in the current year. A 3% increase in sales volumes in Consumer Products was offset by a 2% decrease in selling prices. Acquisitions that were made in 2003 contributed 4% of the year-over-year increase while the effects of foreign exchange added 2%. The volume increases reflect the market penetration efforts undertaken by the Household Products business to expand The Works® and Greased Lightning™ brand products. The price erosion experienced year over year of approximately $13 million was primarily driven by competitive pricing actions on Tri-Chlor based products that took effect in the first quarter of 2004 in the Recreational Water business. In addition, a warehouse fire at the Recreational Water business' main production facility in Conyers, Georgia (see below), disrupted production and sales in the second and third quarters of 2004. The Recreational Water business estimates that it was unable to recover approximately $12 million of revenue that otherwise would have been recognized in the disruption period.

Operating income for Consumer Products decreased $11.5 million to $48.3 million for the year 2004. Other significant items included in 2004 and 2003 were $4.8 million and $4.0 million, respectively. Business interruption costs of $3.0 million related to the fire experienced by the Recreational Water business at its Conyers facility as well as a fire incurred at its La Chambre, France, facility are included in the $4.8 million of items above. The decrease in operating income reflects lower selling prices in Recreational Water as well as manufacturing inefficiencies and additional costs associated with a reconfiguration of plant operations at the Conyers manufacturing facility in preparation for the 2005 pool season and the disruptive effects of the facility fires. Unfavorable weather patterns in the United States during the third quarter, including the hurricanes experienced in the Southeast, also negatively impacted operating income in this segment.

As previously mentioned, in May 2004, the Company's BioLab Inc. subsidiary experienced a fire in a finished goods warehouse located at its main manufacturing site in Conyers, Georgia. Products stored in this warehouse served primarily the distributor and private label customers of the Consumer Products Recreational Water business. Production and shipping operations were temporarily suspended for three days while the fire was being controlled. While there was no damage to the production facilities, the business did encounter disruptions to its material handling and order fulfillment processes during the second quarter and the first two months of the third quarter. The Company has insurance coverage for this type of event, in excess of deductibles, and has been actively working with its insurance carriers to resolve all property, business interruption and third-party claims related to this incident.

For the year ended December 31, 2004, the Company recorded losses representing the carrying value of inventory and assets destroyed in the fire of approximately $13.1 million and $3.5 million, respectively. The Company also recorded third-party claims (see Note 20) and other fire-related expenses of $21.0 million. These losses were partially offset by insurance recoveries received to date, net of deductibles, of $20.5 million. These amounts have been included in cost of products sold and other income (expense) - net for the year ended December 31, 2004. The effects of the fire on the financial results of the Company on a quarter-to-quarter basis are impacted by the timing and amount of insurance recoveries. As a result of discussions with insurance carriers, the Company believes that it will receive approximately $10 million of additional insurance recoveries in the first quarter of 2005.

In the first quarter of 2004, the Consumer Products segment experienced a fire at its La Chambre, France, facility. For the year ended December 31, 2004, the Company recorded $2.3 million of business interruption costs, asset write-offs and other fire-related expenses in costs of products sold and other income (expense) - net. These expenses were offset by $1.3 million of insurance recoveries received in the fourth quarter of 2004. Subsequent to the fire, management decided to close the production facility and therefore, severance costs of $0.7 million were also recorded for the employees at the site during the first quarter of 2004.

2003 COMPARED WITH 2002

Continuing Operations

Net sales increased 4% to $1,425.9 million from $1,365.4 million in the prior year. Included in net sales in 2003 were $43.9 million of sales related to the Household Products acquisitions of Lime-O-Sol and A&M Cleaning Products. Excluding the sales from these acquisitions, net sales increased 1%. Sales for the year were positively impacted by 4% from the effects of foreign exchange, offset by lower sales volumes of 2% and a 1% impact of lower sales prices.

Gross profit decreased $58.8 million. Gross profit margins (gross margin as a percentage of net sales) decreased to 18.2% from 23.4% in the prior year. Included in cost of products sold in 2003 and 2002 were $28.6 million and $(1.5) million, respectively, of certain significant items. Excluding these amounts, gross margin decreased to 20.2% from 23.2% from 2002 to 2003. The decrease reflects the impact of lower sales volumes during 2003. Higher raw material and energy costs totaling $24 million, lower selling prices and unabsorbed manufacturing costs also contributed to the decline in gross profit margin.

Selling, general and administrative expenses decreased $41.0 million to $253.2 million. As a percent of sales, selling, general and administrative expenses increased to 17.8% from 15.5%. Included in the increase are net expenses for restructuring and other significant items of $14.0 million and $(0.4) million for 2003 and 2002, respectively. Also contributing to the increase in selling, general and administrative expenses was the inclusion of $10 million of expenses incurred by the Household Product acquisitions in 2003, the negative impacts of foreign currency of $9 million and higher pension and insurance costs of $6 million.

Asset impairment charges in 2003 of $69.1 million reflected the closure of three Industrial Performance Products manufacturing sites and a research and development facility which totaled $41.8 million, approximately $21.5 million for the impairment of goodwill and other long-lived assets of the Industrial Performance Products antimony products business, $4.4 million of assets related to the Fluorine business and $1.4 million of asset impairments due to Consumer Products site consolidations. These asset impairments were part of the repositioning plan that was implemented by Company management starting in the second quarter of 2003. Asset impairments in 2002 of $6.0 million reflected additional impairments needed to complete actions undertaken in connection with the 2001 repositioning plan.

Operating income (loss) was $(62.2) million compared to $100.7 million in the prior year. Included in operating income (loss) were net charges of $111.7 million and $4.1 million in 2003 and 2002, respectively. Excluding these charges, operating income decreased $55.3 million. The decrease reflects the lower sales prices and volumes, higher raw material and energy costs and increased selling, general and administrative expenses described above. In total, foreign exchange lowered operating income by $3 million.

The components of other income (expense) - net in both 2003 and 2002 were as follows:

Year Ended December 31	2003	2002

Earnings of affiliates	$(3.5)	$(2.1)
Amortization of intangibles	(5.8)	(3.4)
Foreign exchange gain (loss)	0.6	(1.7)
Asset write-offs	—	(4.6)
Litigation/arbitration settlements	1.1	2.7
Adjustments to environmental reserves for non-operating sites	1.1	—
Other	(4.3)	(5.8)

Other income (expense) - net	$(10.8)	$(14.9)

Included in the fixed asset write-downs of $4.6 million is a $1.6 million impairment of the Consumer Products business unit's BioLab corporate facility as a part of a management plan to move to a leased facility in 2003. The existing facility was sold in January 2003. The increase in amortization expense from 2002 to 2003 reflects the amortization of intangible assets acquired through the Household Products acquisitions.

Income tax expense (credit) for the year ended December 31, 2003 amounted to a credit of $(58.7) million or an effective tax rate of (59.4)% compared to an expense of $17.5 million or an effective tax rate of 30.1% in the prior year. The 2003 effective rate benefited from a favorable ruling from the Internal Revenue Service (IRS) regarding certain income tax issues related to the Company's federal income tax filings. As a result of this decision and through evaluation of its remaining reserves, the Company released $27.5 million to earnings through income taxes (credits) in the third quarter of 2003. Excluding this release in earnings in 2003, the Company's effective tax rate would have been approximately 31.0%.

Income (loss) from continuing operations was $(40.1) million or $(0.80) per share in 2003, as compared to $40.7 million or $0.81 per share in 2002.

SEGMENT INFORMATION

Industrial Performance Products	2003	2002

Net sales	$887.6	$897.9
Operating income (loss)	(72.7)	70.6

Net sales decreased $10.3 million or 1% in 2003. The increase in sales in Polymer Stabilizers was more than offset by a decline in sales in all other components of Industrial Performance Products. Overall selling prices for Industrial Performance Products were comparable year over year. Price increases in Flame Retardants were offset by pricing pressure in Polymer Stabilizers, which leveled off in the second half of 2003, and in Fluorine. Sales volumes in Industrial Performance Products decreased sales by 5%. Volume increases of 6% in Polymer Stabilizers were more than offset by volume declines in all other businesses. The level of new product sales, defined by management as products introduced in the last five years, increased to $81 million in 2003 from $59 million in 2002. Sales in Industrial Performance Products were favorably impacted 5% year-to-date in 2003 from the effects of foreign exchange.

Operating income (loss) decreased $143.3 million to $(72.7) million for the year. Included in operating income in 2003 are $95.9 million of charges for asset impairments, restructuring and other significant items. Included in operating income in 2002 are $5.4 million of charges for adjustments to reserves for previously recorded charges. In addition, the decrease reflects the impact of higher raw material costs, lower sales volumes, the reduction of inventory levels and unfavorable manufacturing variances in 2003 in the Bromine business. Operating results of Industrial Performance Products were also affected by a decline in sales of Methyl Bromide, an agricultural product, when compared to 2002. This decline reflected variations in customer order patterns and the phase-down of sales of Methyl Bromide in accordance with the Montreal Protocol (see Environmental and Regulatory Issues).

Consumer Products	2003	2002

Net sales	$538.3	$469.4
Operating income	59.8	65.6

Consumer Products net sales increased $68.9 million or 15% to $538.3 million in the current year. Net sales attributable to the Company's 2003 Household Products acquisitions (see Note 4 to the

Consolidated Financial Statements) were $43.9 million or 9%. Also contributing to the increase in sales were higher sales volumes of new products of 4% and the favorable effects of foreign currency of 3%, partially offset by a 1% decline in prices.

Operating income for Consumer Products decreased $5.8 million to $59.8 million for the year 2003. Included in 2003 are $4.0 million of asset impairment charges, severance costs and headquarter relocation costs. Included in 2002 are reversals of $1.0 million of previously recorded reserves for contract cancellation and other costs. An unfavorable sales mix triggered by an unseasonably cool and rainy pool season in the northeast and mid-central United States contributed to the lower operating results in 2003. In addition, the positive effects of acquisitions and foreign exchange were more than offset by the effects of a decrease in productivity, higher raw material costs and increased selling, general and administrative expenses to fund growth initiatives, in particular, for the Household Products business.

Discontinued Operations

On September 30, 2004, the Company sold its toxicological services business, WIL Research Laboratories (WIL) for a gain of $84.1 million or $53.7 million, net of tax expense of $30.4 million. The cash tax liability incurred in conjunction with the sale transaction has been substantially offset through the use of previously recorded deferred tax assets. As a result of the sale of WIL, the Company has reported this business as a discontinued operation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," for all periods presented.

In 2002, management, with approval of the Board of Directors, committed to a plan to divest the Company's Fine Chemicals business, previously part of the Performance Chemicals segment. The Halebank, U.K., site of the Fine Chemicals business was sold in the fourth quarter of 2003. The assets of the Holywell, U.K., site were sold in the second quarter of 2004 for a loss of $1.5 million, net of tax. In addition, the sale of the Holywell facility required the Company, under SFAS No. 52, "Foreign Currency Translation," to recognize a non-cash $12.8 million loss reflecting the reclassification to earnings of currency translation related to the Fine Chemicals business previously recorded as a component of stockholders' equity of the U.K. subsidiary that owned both Halebank and Holywell. The Company has reported Fine Chemicals as discontinued operations for all periods presented.

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

Net sales and operating income (loss) relating to discontinued operations for 2004, 2003 and 2002 are as follows:

Year ended December 31	2004	2003	2002

Net sales
WIL Research Laboratories	$32.7	$38.7	$36.1
Fine Chemicals	3.8	45.9	55.2
OSCA	—	—	58.1
Operating income (loss)
WIL Research Laboratories	$7.1	$9.9	$10.5
Fine Chemicals	(1.1)	(16.4)	(33.7)
OSCA	—	—	(16.3)

Included in operating income (loss) in 2003 were restructuring charges for Fine Chemicals consisting of asset impairments of $15.8 million and $1.9 million of charges for severance. Included in operating income (loss) for the Fine Chemicals business in 2002 were $22.9 million of asset impairment charges and $3.8 million of severance costs recorded in conjunction with the intended sale of the Fine Chemicals business. Charges were also recorded in 2001 as a part of a detailed repositioning plan.

As of December 31, 2004, $9.5 million of restructuring charges recorded in 2001 remained to be spent. There were no amounts outstanding related to the charges taken in 2003 or 2002. The major components of the remaining reserves related to employee benefit costs of $2.0 million and $7.5 million of plant closure and environmental costs. Plant closure and environmental costs have been allocated between accrued expenses and non-current liabilities based on the anticipated timing of these expenditures.

Outlook

New Product Growth

The Company has gone from virtually no revenue from new products five years ago in the Industrial Performance Products segment to approximately $121 million in 2004. New product revenue in this segment is targeted to reach $150 million in 2005. Consumer Products new product revenues were $150 million in 2004. For the Company as a whole, new product revenues are expected to be approximately 17% of total revenues in 2005.

Raw Material and Energy Costs

The Company's operating units are greatly impacted by price changes for raw material and energy costs. Increases in raw material and energy costs, primarily natural gas, reduced operating income by $12 million in 2004 and $24 million in 2003. The Company enters into raw material contracts and certain financial instruments to minimize the impact of raw material and energy costs. Both raw material and natural gas costs for 2005 are anticipated to be higher than 2004 levels.

Foreign Exchange

Great Lakes, as a multinational company, is exposed to fluctuations in foreign exchange rates, primarily the euro, the British pound and the Japanese yen in relation to the U.S. dollar. Approximately 40% of the Company's external sales are invoiced from foreign locations, and approximately 40% of the Company's long-lived assets reside in foreign locations. In 2004, foreign exchange rates increased sales $40 million or 3% but increased operating income by only $1 million. In 2003, foreign exchange rate fluctuations increased sales $60 million or 4% but had a negative impact on operating income of $3 million. While the Company currently hedges certain portions of its foreign currency exposure, significant changes in foreign currency exchange rates in 2005 would impact both sales and operating income levels.

Industrial Performance Products

During 2004, the Industrial Performance Products business was able to enact price increases on several of its products, which led to an overall increase in sales due to pricing of 2% versus 2003. Flame retardants benefited the most from these increases with a 6% increase in sales from pricing initiatives. These price increases were successful in 2004 in offsetting increased raw material and energy costs. Lower selling prices were realized in the Fluorine business for products sold in non-patent protected markets. Additional price increases have been announced for 2005 in an effort to continue to grow margins while facing higher raw material and energy costs.

Volume growth in Industrial Performance Products in 2004 reflected improved demand in certain key end-markets. Based on a strong order rate at the end of 2004, the outlook for the first quarter of 2005 is for positive volume growth.

Industrial Performance Products also continues to focus on driving continuous productivity gains, completing restructuring plans initiated in 2003, and expanding new product applications to help offset continued higher raw material and energy costs. In 2004, the Company entered into a 50/50 joint venture to produce and market antimony-based products (see Note 5 to the Consolidated Financial Statements). The joint venture's manufacturing facilities are still to be consolidated as of December 31; however, the formation of the joint venture has already resulted in lower conversion costs in antimony production for 2004. The Company is also benefiting from a long-term strategic sourcing agreement for elemental bromine and certain derivatives from Dead Sea Bromine Ltd. The Fluorine business is working to offset lower selling prices with new product development as evidenced by two new products introduced during the second half of 2004.

Consumer Products

Consumer Products experienced lower selling prices for 2004 compared to 2003 reflecting the Company's response to commercial actions of its competitors to gain market share on Tri-Chlor based products at the beginning of the 2004 pool season. The Recreational Water business is anticipating higher raw material and transportation costs heading into 2005 and, therefore, has taken steps to reverse the price declines. Effective October 1, 2004, or as contracts permitted, the Recreational Water business enacted a $0.10 per pound price increase on all products containing Chlorinated Isocyarnurates and a 7% price increase on all other pool and spa chemicals. In addition, the Company announced in late December 2004 that effective February 1, 2005, or as contracts permit, prices for products containing Chlorinated Isocyarnurates increased by up to 35% and prices on all other pool and spa products increased up to 10%.

Demand for recreational water care products is influenced by a variety of factors including seasonal weather patterns. Unfavorable weather patterns in the United States in the third quarter of 2003, including hurricanes experienced in the Southeast, negatively impacted sales volumes in 2004. Sales volumes in 2003 were hampered by an unseasonably cool and wet spring in the Northeast and mid-Central regions of the United States. Volumes in 2005 may also be impacted by weather trends during the pool season.

In 2003, the Consumer Products segment acquired Lime-O-Sol and The Works® brand specialty household cleaning products and A&M Cleaning Products and its Greased Lightning™ family of multipurpose cleaners. Consumer Products is working to further penetrate the market with these established products as well as new products such as Greased Lightning™ with Colorsafe Bleach, The Works® Automatic Toilet Bowl Cleaner and Grapefruit Blast® through multiple distribution channels. The Household Products business delivered organic growth of 14% in the fourth quarter of 2004 versus the fourth quarter of 2003.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents - continuing operations at December 31, 2004 were $222.2 million, which represents an increase of $51.5 million from $170.7 million at year-end 2003.

Cash provided by operating activities - continuing operations was $20.9 million in the current year compared to $76.8 million in the prior year. The current year decrease reflects the use of cash as a result of a higher working capital levels at the end of 2004 compared to 2003. Included in operating activities - continuing operations in both 2004 and 2003 was a $10 million cash contribution to the Company's pension plan. The Company also spent approximately $33 million in 2004 for costs associated with its 2003, 2001 and 2000 repositioning plans. Spending in 2003 for these plans totaled $11 million. Expenditures related to the Consumer Products facility fire, net of insurance reimbursements, also decreased cash by approximately $17 million in 2004. Additional insurance proceeds of approximately $10 million are expected in the first quarter of 2005.

Cash used for investing activities - continuing operations amounted to $77.9 million in 2004 compared to $164.3 million in the prior year. Prior year investing activities reflect the Company's acquisitions of Lime-O-Sol and A&M Cleaning Products for $105.7 million. Capital expenditures for 2004 were $84.0 million compared to $62.0 million in 2003. Included in capital expenditures in 2004 were costs related to the replacement of the Company's enterprise software during the year as well as the initial licensing costs to extend the use of this software to additional facilities in 2005 and 2006. Other significant capital expenditures in 2004 included costs related to brine supply wells, a high-end antioxidant stabilizer expansion project and production equipment for two new Fluorine products. Capital spending in 2005 is expected to be consistent with depreciation levels, with expenditures estimated to be approximately $85 million.

Cash (used for) provided by investing activities - discontinued operations in 2004 included $105 million of net cash proceeds received by the Company from the sale of WIL Research Laboratories (see Note 4 to the Consolidated Financial Statements).

Cash used for financing activities - continuing operations used $6.2 million of cash in 2004 compared to a use of $24.1 million in 2003. Net repayments of debt were $0.2 million in the current year and $4.2 million in 2003. The Company paid dividends of $19.3 million in 2004 versus $18.1 million in 2003, reflecting the Board of Director's decision to increase the per share dividend rate. Employee stock option activity contributed $11.1 million of cash during the year, primarily in the fourth quarter.

Foreign exchange rate fluctuations also had a significant impact on cash and cash equivalents during the year as both the euro and British pound experienced fluctuations of 8% from the end of 2003 to the end of 2004.

The Company anticipates that cash provided by operating activities in the future will be sufficient to fund its operating costs and expenses, debt service obligations, dividend payments to common shareholders and capital expenditures.

Long-term debt, less current portion increased $1.3 million to $428.9 million from $427.6 million at the end of 2003. The Company's total long-term debt, including the current portion, as a percentage of total capitalization at December 31, 2004 was 33.4%. This compares to 36.9% at December 31, 2003. The Company's net debt, defined as total long-term debt less cash and cash equivalents, was $217.1 million or 19.9% of capitalization at December 31, 2004. This compares to $264.0 million or 26.2% at December 31, 2003.

On September 30, 2004, the Company consolidated its 364-day unsecured revolving credit facility and its five-year facility into a new facility with a five-year term. Under the facility, the Company may borrow up to $375 million. The facility is used to support the Company's commercial paper program and for general corporate purposes. The new facility contains certain covenants, as defined in the agreement, that include, among others, requirements for a maximum ratio of debt to EBITDA, as defined in the agreement. Interest on borrowings outstanding under the agreement is based upon a variable rate tied to LIBOR. There were no outstanding borrowings on the facility as of December 31, 2004.

The Company has outstanding $400 million of 7% notes due July 15, 2009. The notes were sold under a shelf registration process. The Company may sell various debt securities, common stock or rights or warrants to purchase common stock individually or in combination up to $750 million. The unissued securities remaining on the registration statement are $350 million at December 31, 2004. The registration provides the Company with increased flexibility to finance its growth. The amount and timing of any borrowings will depend on the Company's specific cash requirements.

The Company's senior debt rating with Standard & Poor's and Moody's is BBB+ and A3, respectively, and its commercial paper rating is A2 and P2, respectively.

As of December 31, 2004, the Company had the following contractual obligations for continuing operations:

	Payments Due by Period

Contractual Obligations:	Total	2005	2006 and 2007	2008 and 2009	2010 and beyond

Debt	$439.3	$10.4	$6.3	$409.7	$12.9
Operating leases	71.5	14.0	23.9	16.7	16.9
Purchase obligations(1)	30.3	19.5	5.4	5.4	—
Other non-current liabilities(2)	56.7	3.6	7.6	4.0	41.5

Total contractual cash obligations	$597.8	$47.5	$43.2	$435.8	$71.3

(1)
As of December 31, 2004, the Company had three long-term arrangements that require the purchase of raw materials to be used in operations. The arrangements require the purchase of a supplier's output up to a maximum quantity of material at prices negotiated during the term of the contract. It is expected that all purchases under these arrangements will be utilized in production.

(2)
Other non-current liabilities relate primarily to environmental liabilities and long-term employee benefit obligations.

No common stock share repurchases were made in 2004 or 2003. At December 31, 2004, a total of 2.8 million shares remain available for repurchase under existing Board authorizations. Management continues to analyze share repurchases as cash flow, market conditions and investment opportunities warrant.

At December 31, 2004, the Company had guaranteed $20.8 million of debt of an unconsolidated affiliate.

CRITICAL ACCOUNTING ESTIMATES

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

Restructuring Activities

The Company recorded restructuring charges, net of adjustments, of $13.3 million, $28.6 million and $(0.9) million in 2004, 2003 and 2002, respectively. These charges and adjustments were made in connection with detailed repositioning and restructuring plans approved by the Board, which provided for a series of cost reduction initiatives to further streamline operations, strengthen the Company's competitive position and provide a platform for future growth. The charges associated with these plans included estimates for employee severance costs, plant closure and related environmental costs and the settlements of various contractual obligations resulting from these repositioning and restructuring actions. When it is determinable that the actual costs differ from the original estimates, adjustments, either additional charges or reversals, are made to the remaining restructuring reserves at that time.

Impairment of Long-Lived and Intangible Assets

The Company evaluates long-lived assets, including goodwill and other intangible assets, annually or when events occur or circumstances change that may result in a potential impairment. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of acquired businesses. If impairment indicators are present, the Company is required to assess the recoverability of these assets. In assessing the recoverability of the Company's goodwill and other intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to adjust the impairment charges for these assets. The Company recorded asset impairments of $3.0 million, $69.1 million and $6.0 million in 2004, 2003 and 2002, respectively.

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

The Company had deferred tax liabilities in excess of deferred tax assets, net of valuation allowances resulting in a net deferred tax liability position of $7.1 million at December 31, 2004. At December 31, 2003, the Company had deferred tax assets, net of valuation allowances, in excess of deferred tax liabilities of $50.5 million. At December 31, 2004 and 2003, management determined that it is more likely than not that $101.7 million and $56.4 million, respectively, of certain deferred tax assets, primarily foreign jurisdiction net operating loss carryforwards, will not be realized, requiring the Company to establish a valuation allowance for those amounts.

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

Defined Benefit Pension Plans

The Company sponsors various non-contributory and contributory defined benefit pension plans that have significant pension benefit costs developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets and rates of increases in compensation levels. The Company is required to consider current market conditions, including changes in interest rates and plan asset investment returns, in determining these assumptions. At October 1, 2004 (the plans' annual measurement date), appropriate changes were made in the key assumptions for the plans. See Note 16, "Retirement Plans" to the Company's Consolidated Financial Statements for detail of these assumptions. The Company currently expects pension costs to decrease by approximately $2 million to $10 million in 2005 compared to 2004. The Company has no funding requirements for 2005 as actuarially determined for the U.S. plans. Although there were no funding requirements for either 2004 or 2003, the Company made voluntary contributions of 225,000 and 300,000 shares of Company treasury stock, or $5.4 million and $6.3 million, to the U.S. qualified plan during 2004 and 2003, respectively. The Company made additional discretionary cash contributions to the U.S. qualified plan of $10 million in each year. In 2005, the Company expects to contribute approximately $4 million to the U.S. qualified plan and approximately $4 million to its non-U.S. plan.

An increase in either the discount rate or expected return on plan assets of one-fourth of 1 percentage point, holding all other assumptions constant, would decrease the Company's 2004 pension expense by $2.4 million and $0.6 million, respectively. Correspondingly, a decrease in these assumptions of one-fourth of 1 percentage point, holding all other assumptions constant, would increase the Company's pension expense by $2.4 million and $0.6 million, respectively.

Asset Retirement Obligations

The Company currently has legal obligations to close bromine supply and disposal wells at the end of the assets' useful lives. The Company carries these obligations at their fair value as determined under Statement of Financial Accounting Standards (SFAS) 143, "Accounting for Asset Retirement Obligations," which was adopted as of January 1, 2003. The statement requires that upon recognition of a liability, the cost is capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The calculation of fair value requires the Company to make certain estimates, including the amount and timing of future cash outflows and appropriate discount rates. Actual closure costs may differ significantly from these estimated obligations. Adjustments may be required in the future if the estimated costs and timing of closure activities change. The amount of these discounted obligations at December 31, 2004 was $5.5 million.

Contingencies

The Company is subject to legal proceedings, lawsuits and other claims related to environmental, labor, product and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes related to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The Company records a reserve when management considers the likelihood of an unfavorable outcome probable and when a reasonable estimate of the liability can be made. At December 31, 2004, the Company had accrued $3.6 million and $40.6 million related to litigation and environmental liabilities, respectively, for continuing operations.

These accruals are estimates and may change in the future as new developments arise as changes are made in settlement strategy.

OTHER MATTERS

Repositioning Activities
2003 Repositioning Plan

In 2003, management initiated a comprehensive cost reduction plan, which included site closures and consolidations, headcount reductions and other actions. Pretax charges related to this plan incurred in 2003 and 2004 were approximately $142 million. This plan has been substantially completed as of December 31, 2004.

In 2003, the Company recorded pretax restructuring charges in continuing operations of $97.8 million related to the repositioning plan. The restructuring charges incurred during the year included costs associated with the planned closure of three plants in the Industrial Performance Products business segment, a strategic realignment of a Consumer Products facility and other organizational changes, with the elimination of approximately 400 positions. The charges also included the impairment of $18.1 million of goodwill as a result of evaluating strategic alternatives for the Antimony Products business. Severance and other charges of $28.7 million were recorded in the Statement of Operations of which $24.2 million was recorded in cost of products sold and $4.5 million in selling, general and administrative expenses. Other charges included costs for decommissioning, environmental remediation, contract cancellations, inventoried spares impairment and other items. Full year 2003 charges also included charges of $69.1 million for asset impairments. The Company recorded $2.1 million of severance costs, $10.5 million of decommissioning, environmental and other costs, and $3.0 million of asset impairments in 2004.

Certain other costs were recorded during 2003 and 2004 that did not meet the definition of restructuring costs under SFAS 146 but were included in the 2003 repositioning plan. These costs included a change in the useful life of the Company's enterprise software based on intended replacement in 2004, which added an additional $15.7 million of depreciation expense to 2004 and $10.0 million to 2003. Also included in 2004 and 2003 were $1.3 million and $2.1 million, respectively, of costs to relocate the Corporate and BioLab, Inc. headquarters, severance, lease cancellation and other costs.

Repositioning Plans Prior to 2003

The Company's Board of Directors approved detailed repositioning plans in both 2000 and 2001 that provided for a series of cost reduction initiatives that were intended to streamline operations, to strengthen the Company's competitive position and to continue to provide a strong platform for future growth. The major components of these repositioning plans included the consolidation of operations; plant closures; the elimination of manufacturing, research and development, sales and other management positions; and the impairment of certain underperforming and non-strategic long-lived assets, including goodwill. The activities related to these repositioning plans have been substantially completed. As of December 31, 2004, $9.7 million of reserves related to the 2001 repositioning plan and $1.9 million related to the 2000 repositioning plan remain. The major components of these remaining reserves relate to retirement benefits and environmental remediation costs yet to be spent for two closed facilities and are long-term in nature. Operating cash flows are expected to be sufficient to fund the remaining repositioning spending.

Acquisitions and Joint Ventures

In May 2004, the Company formed a 50/50 joint venture with Laurel Industries, Inc., a subsidiary of Occidental Petroleum Corporation, to develop, produce and market antimony-based flame retardants,

synergists and catalysts. The joint venture is operating under the name GLCC Laurel, LLC, with Great Lakes acting as general partner with responsibility for sales, customer service, technical support, credit and logistics. Great Lakes controls the joint venture and, therefore, the results of operations are consolidated in the Company's Consolidated Financial Statements as of May 1, 2004.

In February 2003, BioLab Inc., a part of the Company's Consumer Products business unit, acquired all of the outstanding shares of Lime-O-Sol Company. The acquisition included the Lime-O-Sol brand of specialty household cleaning products marketed under the trade name The Works®. Lime-O-Sol's operating results have been included in the Company's consolidated financial statements from the date of acquisition.

Additionally, in July 2003, BioLab Inc. acquired all of the outstanding shares of A&M Cleaning Products, Inc. (A&M). The acquisition included A&M's line of multipurpose cleaners sold under the trade names Greased Lightning™ and Orange Blast™. The operating results of A&M have been included in the Company's consolidated financial statements from the date of acquisition.

Environmental and Regulatory Issues

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

The Company provides reserves for environmental liabilities that management considers probable and for which a reasonable estimate of the liability can be made. Accordingly, the Company's reserves for environmental liabilities related to continuing operations, including reserves associated with restructuring charges, were $40.6 million and $43.8 million at December 31, 2004 and 2003, respectively, and are recorded in accrued expenses and other non-current liabilities. While it is difficult to predict or determine the outcome of actions brought against the Company or the ultimate cost of environmental matters, management believes that the ultimate cost, if any, in excess of the amounts already provided is not likely to have a material adverse effect on its consolidated financial position, consolidated results of operations or liquidity.

The Company's operating costs relating to ongoing environmental compliance and safety charged directly to expense were approximately $19 million, $27 million and $30 million in 2004, 2003 and 2002, respectively. Capital expenditures related to environmental compliance and safety totaled $13 million in 2004 and are expected to be approximately $24 million in 2005.

Methyl bromide, a pesticide produced by the Industrial Performance Products segment, is subject to the provisions of the 1987 Montreal Protocol, which originally called for the phase out of production of this pesticide by developed nations by January 1, 2005. In March 2004, the Parties to the Montreal Protocol (the "Parties") granted Critical Use Exemptions to the United States and several other nations for 2005, as end users of the pesticide argued that technically and economically viable alternatives do not currently exist for many methyl bromide applications. The March decision did not address Critical Use Exemptions beyond 2005. The Company's production levels of methyl bromide in 2005 are expected to be in line with 2004 levels. Production levels beyond 2005 are undeterminable at this time and will be affected by decisions made by the Parties.

Inflation

Inflation has not been a significant factor for the Company over the last several years. Management believes that the effect of inflation on Company operations will continue to be moderate for the foreseeable future.

Recently Issued Accounting Guidance

Refer to Note 1 to the Consolidated Financial Statements for a discussion of recently issued accounting guidance.

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

International operations, including U.S. export sales, constitute a significant portion of the Company's revenues and identifiable assets. These operations result in a large volume of foreign currency commitment and transaction exposures and foreign currency net asset exposures. At December 31, 2004 and 2003, the Company's primary net foreign currency market exposures were dispersed through various countries and primarily included the euro, the British pound and the Japanese yen. Exposure to variability in currency exchange rates is mitigated, when possible, through the use of natural hedges, whereby purchases and sales in the same foreign currency and with similar maturity dates offset one another. The amount of hedging activity and management of commitment and transaction exposures is coordinated at the corporate level. Hedges are set to mature concurrently with the estimated timing of settlement of the underlying transactions.

Considering the Company's operating profile, at December 31, 2004, the result of a uniform 10% change in the value of the dollar relative to the currencies in which the Company's sales are denominated would result in a change in operating income of approximately $0.1 million. A similar change in 2003 would have had approximately a $0.7 million effect on operating income. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar, and does not factor in any potential changes in sales levels or local currency prices that may result from changes in exchange rates.

The Company uses commercial paper as a source of financing, which exposes the Company to changes in short-term interest rates. The Company manages its ratio of fixed to floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this mix in a cost effective manner, the Company, from time to time, enters into interest rate swap agreements in which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed-upon notional amounts that are supported by the Company's current debt position. In 2002, the Company entered into fixed-to-variable interest rate swaps to manage interest expense on $75 million of fixed rate debt. In 2003, the Company entered into an additional fixed-to-variable interest rate swap on $50 million of fixed rate debt. In 2004, the Company entered into an additional fixed-to-variable interest rate swap of $50 million and $25 million in the second and third quarters, respectively, bringing the total debt covered by swaps to $200 million. Based on the Company's debt position at December 31, 2004, a hypothetical change in interest rates of 1 percentage point for a one-year period would change income (loss) from continuing operations before income taxes by approximately $2 million. This analysis does not consider any effect that a change in interest rates would have on overall economic activity or management actions to mitigate interest rate changes.

As of December 31, 2004, the Company had investments of $118.6 million representing investment securities with maturities of three months or less. A hypothetical change in interest rates of

1 percentage point earned on these deposits for a one-year period would change income before income taxes by $1.2 million.

As part of its risk management strategy, the Company enters into fixed price swap and option contracts, including caps and floors, to manage its exposure to changes in natural gas prices. These natural gas contracts obligate the Company to make or receive a payment equal to the net change in the value of the contracts at their maturity. Such contracts are designated as hedges of the Company's forecasted purchases through 2004 and are effective in hedging the Company's exposure to changes in natural gas prices during this period.

Natural gas contracts that qualify as cash flow hedges under SFAS No. 133 are marked to market with unrealized gains and losses deferred through other comprehensive income (loss) and recognized in earnings when realized as an adjustment to cost of products sold. The fair values of these contracts at December 31, 2003 were immaterial to the Company's consolidated financial position. There were no contracts outstanding at December 31, 2004.

Based on the Company's natural gas exposure at December 31, 2004, a hypothetical 10% change in natural gas prices for a one-year period would change income before income taxes by approximately $1.4 million.

ITEM 8.    Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF OPERATIONS

(millions, except per share data) Year Ended December 31	2004	2003	2002

Net Sales	$1,603.7	$1,425.9	$1,365.4
Operating Expenses
Cost of products sold	1,277.4	1,165.8	1,046.5
Selling, general and administrative expenses	270.5	253.2	212.2
Asset impairments	3.0	69.1	6.0

	1,550.9	1,488.1	1,264.7

Operating Income (Loss)	52.8	(62.2)	100.7
Interest Income (Expense) - net	(25.2)	(25.8)	(27.6)
Other Income (Expense) - net	(24.1)	(10.8)	(14.9)

Income (Loss) from Continuing Operations before Income Taxes and Cumulative Effect of Accounting Change	3.5	(98.8)	58.2
Income Taxes (Credit)	(16.4)	(58.7)	17.5

Income (Loss) from Continuing Operations before Cumulative Effect of Accounting Change	$19.9	$(40.1)	$40.7

Discontinued Operations
Income (Loss) from Discontinued Operations before Income Taxes	$74.8	$(2.9)	$137.6
Income Taxes	31.8	5.1	53.3

Income (Loss) from Discontinued Operations	$43.0	$(8.0)	$84.3
Income (Loss) before Cumulative Effect of Accounting Change	62.9	(48.1)	125.0
Cumulative Effect of Accounting Change, Net of Income Taxes	—	(3.3)	—

Net Income (Loss)	$62.9	$(51.4)	$125.0

Earnings (Loss) per Share
Basic and Diluted
Income (Loss) before Cumulative Effect of Accounting Change
Continuing Operations	$0.39	$(0.80)	$0.81
Discontinued Operations	0.84	(0.15)	1.67

	$1.23	$(0.95)	$2.48
Cumulative Effect of Accounting Change	—	—	(0.07)

Net Income (Loss)	$1.23	$(1.02)	$2.48
Cash Dividends Declared per Share	$0.385	$0.365	$0.33

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(millions, except per share data) December 31	2004	2003

Assets
Current Assets
Cash and cash equivalents	$222.2	$170.7
Accounts and notes receivable, less allowances of $2.2 and $3.9, respectively	320.7	261.5
Inventories	324.2	260.2
Prepaid expenses	26.0	26.2
Deferred income taxes	17.3	4.1
Current assets - discontinued operations	8.6	37.7

Total Current Assets	919.0	760.4

Plant and Equipment, Net	549.3	550.5
Goodwill	212.3	205.7
Intangible Assets	72.8	63.4
Investments in and Advances to Unconsolidated Affiliates	22.6	22.5
Other Assets	24.0	24.7
Deferred Income Taxes	—	46.4
Non-Current Assets - Discontinued Operations	1.5	19.6

Total Assets	$1,801.5	$1,693.2

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$204.4	$169.8
Accrued expenses	115.3	122.4
Income taxes payable	17.0	71.4
Dividends payable	5.1	4.8
Notes payable and current portion of long-term debt	10.4	7.1
Current liabilities - discontinued operations	12.1	27.4

Total Current Liabilities	364.3	402.9

Long-Term Debt, less Current Portion	428.9	427.6
Deferred Income Taxes	24.4	—
Other Non-Current Liabilities	70.7	106.4
Non-Current Liabilities - Discontinued Operations	5.7	6.0
Minority Interest	32.0	6.8
Stockholders' Equity
Common Stock, $1 par value, 200.0 million authorized shares; 73.6 and 73.0 million issued shares in 2004 and 2003, respectively	73.6	73.0
Additional paid-in capital	130.7	124.7
Retained earnings	1,656.3	1,612.9
Treasury stock, at cost; 22.1 and 22.4 million shares in 2004 and 2003, respectively	(1,022.1)	(1,035.9)
Accumulated other comprehensive income (loss)	37.0	(31.2)

Total Stockholders' Equity	875.5	743.5

Total Liabilities and Stockholders' Equity	$1,801.5	$1,693.2

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(millions) Year Ended December 31	2004	2003	2002

Operating Activities
Net income (loss)	$62.9	$(51.4)	$125.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities - continuing operations:
(Income) loss from discontinued operations	(43.0)	8.0	(84.3)
Cumulative effect of accounting change	—	3.3	—
Depreciation and depletion	90.0	87.5	75.3
Amortization of intangible assets	6.7	5.8	3.4
Deferred income taxes	17.8	(41.3)	(2.8)
Losses of unconsolidated affiliates	0.9	3.5	2.3
Loss on disposition of assets	2.8	2.3	5.5
Income tax reserve release	(17.5)	(27.5)	—
Asset impairments	3.0	69.1	6.0
Other	(7.2)	(1.2)	13.4
Changes in operating assets and liabilities, net of effects from business combinations:
Accounts receivable	(44.0)	24.5	9.0
Inventories	(46.7)	9.4	(10.4)
Other current assets	(3.1)	(0.5)	(2.3)
Accounts payable and accrued expenses	21.0	(3.6)	(11.9)
Income taxes and other current liabilities	(14.4)	(7.9)	11.9
Other non-current liabilities	(8.3)	(3.2)	5.1

Net Cash Provided by Operating Activities - Continuing Operations	20.9	76.8	145.2
Income (loss) from discontinued operations	43.0	(8.0)	84.3
Adjustments to reconcile income (loss) from discontinued operations to net cash provided by (used for) operating activities - discontinued operations
Depreciation and depletion	1.1	1.4	3.8
Asset impairments	—	15.8	22.9
Gain on disposition of assets - WIL Research Laboratories	(84.1)	—	—
Loss on disposition of assets - Fine Chemicals	14.9	—	—
Gain on sale of subsidiary stock - OSCA	—	—	(175.4)
Deferred income taxes	30.6	(2.3)	66.5
Changes in operating assets and liabilities	(3.0)	10.3	(2.5)

Net Cash Provided by (Used for) Operating Activities - Discontinued Operations	2.5	17.2	(0.4)

Net Cash Provided by Operating Activities	23.4	94.0	144.8
Investing Activities
Plant and equipment additions	(84.0)	(62.0)	(63.3)
Business combinations, net of cash acquired	—	(105.7)	(11.1)
Proceeds from sale of assets	7.6	3.9	0.4
Other	(1.5)	(0.5)	(1.8)

Net Cash Used for Investing Activities - Continuing Operations	(77.9)	(164.3)	(75.8)
Plant and equipment additions - discontinued operations	(1.5)	(3.1)	(5.9)
Proceeds from sale of WIL Research Laboratories	105.0	—	—
Proceeds from sale of subsidiary stock - OSCA	—	—	221.2
Other net investing activities - discontinued operations	(2.1)	0.4	(4.1)

Net Cash Provided by (Used for) Investing Activities - Discontinued Operations	101.4	(2.7)	211.2

Net Cash Provided by (Used for) Investing Activities	23.5	(167.0)	135.4

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(millions) Year Ended December 31	2004	2003	2002

Financing Activities
Net repayments of commercial paper and other long-term obligations	(0.2)	(4.2)	(80.5)
Net (repayments) borrowings on short-term credit lines	1.4	—	(1.1)
Proceeds from stock options exercised	11.1	—	—
Cash dividends paid	(19.3)	(18.1)	(16.5)
Other	0.8	(1.8)	(3.8)

Net Cash Used for Financing Activities - Continuing Operations	(6.2)	(24.1)	(101.9)
Net Cash Used for Financing Activities - Discontinued Operations	—	—	(0.3)

Net Cash Used for Financing Activities	(6.2)	(24.1)	(102.2)
Effect of Exchange Rate Changes on Cash and Cash Equivalents -
Continuing Operations	10.0	9.2	9.3
Discontinued Operations	—	—	0.4
Increase (Decrease) in Cash and Cash Equivalents	50.7	(87.9)	187.7
Cash and Cash Equivalents at Beginning of Year	171.5	259.4	71.7

Cash and Cash Equivalents at End of Year	222.2	171.5	259.4
Less: Cash and Cash Equivalents - Discontinued Operations	—	0.8	0.7

Cash and Cash Equivalents - Continuing Operations	$222.2	$170.7	$258.7

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(millions)	Shares	2004 Amount	Shares	2003 Amount	Shares	2002 Amount

Common Stock
Balance at January 1	73.0	$73.0	73.0	$73.0	73.0	$73.0
Stock option activity	0.6	0.6	—	—	—	—

Balance at December 31	73.6	73.6	73.0	73.0	73.0	73.0

Additional Paid-In Capital
Balance at January 1		124.7		133.7		133.3
Stock option activity [net of tax benefit of $(1.1) million]		12.6		—		—
Restricted stock activity		1.6		1.0		0.9
Termination of shareholders' rights plan		—		—		(0.5)
Voluntary U.S. pension plan contribution		(5.0)		(8.2)		—
Employee stock plan activity		(1.7)		(1.8)		—

Balance at December 31		130.7		124.7		133.7

Retained Earnings
Balance at January 1		1,612.9		1,682.7		1,574.2
Net income (loss)		62.9		(51.4)		125.0
Dividends		(19.5)		(18.4)		(16.5)

Balance at December 31		1,656.3		1,612.9		1,682.7

Treasury Stock
Balance at January 1	(22.4)	(1,035.9)	(22.8)	(1,054.5)	(22.8)	(1,054.5)
Voluntary U.S. pension plan contribution	0.2	10.4	0.3	14.5	—	—
Employee stock plan activity	0.1	3.4	0.1	4.1	—	—

Balance at December 31	(22.1)	(1,022.1)	(22.4)	(1,035.9)	(22.8)	(1,054.5)

Accumulated Other Comprehensive Income (Loss)
Cumulative translation adjustment
Balance at January 1		1.7		(55.3)		(109.4)
Translation adjustment		37.9		61.0		57.2
Amounts recognized in income due to sale of foreign subsidiary		12.8		—		—
Derivative activity [net of taxes (credit) of $0.6, $(2.2) and $(1.7)]		1.2		(4.0)		(3.1)

Balance at December 31		53.6		1.7		(55.3)

Minimum pension liability
Balance at January 1		(34.4)		(33.9)		(1.8)
Minimum pension liability adjustment [net of taxes (credit) of $8.7, $(0.3) and $(15.0)]		18.0		(0.5)		(32.1)

Balance at December 31		(16.4)		(34.4)		(33.9)

Unrealized gain (loss) on derivative instruments
Balance at January 1		1.5		—		(1.3)
Derivative activity [net of taxes (credit) of $(0.8), $0.7 and $0.7]		(1.7)		1.5		1.3

Balance at December 31		(0.2)		1.5		—

Balance at December 31		37.0		(31.2)		(89.2)

Total Stockholders' Equity	51.4	$875.5	50.6	$743.5	50.2	$745.7

Comprehensive Income
Net income (loss)		$62.9		$(51.4)		$125.0
Translation adjustment		39.1		57.0		54.1
Minimum pension liability adjustment		18.0		(0.5)		(32.1)
Unrealized gain (loss) on derivative instruments		(1.7)		1.5		1.3

Total Comprehensive Income		$118.3		$6.6		$148.3

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except as indicated)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Great Lakes Chemical Corporation (the Company) is a diversified specialty chemical company. Primary manufacturing operations are located in the United States, Europe and Asia. The Company manages its business and reports segment information based on the nature of its products and services. The Company's segments include Industrial Performance Products and Consumer Products. The Company's products are sold globally. The principal markets include: computer and business equipment, consumer electronics, data processing, construction materials, telecommunications, pharmaceuticals, pool and spa dealers and distributors, mass merchandisers and grocery stores.

Further information on the Company's segments and discontinued operations are included in Notes 17 and 4, respectively, to the Consolidated Financial Statements.

Principles of Consolidation

The consolidated financial statements include all significant majority-owned subsidiaries of the Company. All material intercompany accounts and transactions are eliminated.

Investments

Investments in less than majority-owned entities in which the Company has the ability to exercise significant influence over operating and financial policies of the investees are accounted for by the equity method, which is cost, plus equity in their undistributed earnings since acquisition. All other investments are carried at their fair values or at cost, as appropriate.

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

In the third quarter of 2003, the Company changed the remaining estimated useful life of its enterprise software from 60 months to 15 months. This change in estimate was based upon the replacement of a majority of its current enterprise software modules in 2004, thereby reducing the remaining useful life of these assets. The effect of this change was to decrease net income by approximately $(10.8) million or $(0.21) per diluted common share in 2004 and $(6.9) million or $(0.14) per diluted common share in 2003.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill, the excess of investment over fair value of net assets acquired, and indefinite-lived intangible assets are tested annually, or when events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying value or indicate impairment of an indefinite-lived intangible asset. The Company performs its annual impairment test as of October 1 of each year.

Impairment of Long-Lived Assets and Amortizable Intangible Assets

When events or circumstances indicate that the carrying amount of long-lived assets to be held and used or amortizable intangible assets might not be recoverable, the expected future undiscounted cash flows from the assets is estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amounts. Fair value is determined based on discounted cash flow or appraised values, as appropriate. Amortizable intangible assets are stated on the basis of cost and are being amortized by the straight-line method over the estimated future periods to be benefited. Long-lived assets that are held for sale are reported at the lower of the assets' carrying amount or fair value less costs related to the assets' disposition.

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

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, as provided for under SFAS No. 123. Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost for restricted stock awards is recorded over the requisite vesting periods based on the market value on the date of grant. The compensation expense incurred in 2004, 2003 and 2002 related to restricted stock awards totaled $0.5 million, $0.6 million and $0.9 million, respectively.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." This statement replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and superceded Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." This statement requires that the cost resulting from all share-based payment transactions be recognized through earnings at an amount based on the fair value of an award at the date of its grant. The statement is effective for all periods beginning after June 15, 2005. The Company will adopt the statement as of July 1, 2005.

The following is a reconciliation of reported net income (loss) and per share amounts to pro forma net income (loss) and per share amounts as if the Company used the fair value method of accounting for stock-based compensation:

	2004	2003	2002

Net income (loss)	$62.9	$(51.4)	$125.0
Stock-based employee compensation expense included in reported income, net of tax	0.9	0.4	0.6
Total stock-based employee compensation expense determined under fair value-based method, for all awards, net of tax	(3.3)	(4.2)	(4.6)

Pro forma net income (loss)	$60.5	$(55.2)	$121.0

Earnings (loss) per share
As reported:
Basic and diluted	$1.23	$(1.02)	$2.48
Pro forma:
Basic and diluted	$1.18	$(1.10)	$2.41

Foreign Currency Translation

Assets and liabilities of most foreign subsidiaries are translated at exchange rates in effect at the balance sheet date, and the statements of operations are translated at the average monthly exchange rates for the period. Translation gains and losses are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity until the foreign entity is sold or liquidated. Foreign currency transaction gains and losses are included in net income (loss). Transaction gains (losses) of $(3.0) million, $(0.2) million and $(6.0) million were included in income from continuing operations in 2004, 2003 and 2002, respectively.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising and promotional expenses were $17.9 million, $17.6 million and $14.4 million in 2004, 2003 and 2002, respectively.

Research and Development Expenses

The Company expensed research and development expenses as incurred. Research and development expenses were approximately $26.6 million, $27.5 million and $26.0 million in 2004, 2003 and 2002, respectively.

Reclassifications

Certain amounts in the prior year financial statements and related notes have been reclassified to conform to the current year presentation.

Recently Issued Accounting Guidance

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.123 (revised 2004), "Share-Based Payment." This statement replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and superceded Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." This statement requires that the cost resulting from all share-based payment transactions be recognized through the financial statements at an amount based on the fair value of an award at the date of its grant. The statement is effective for all periods beginning after June 15, 2005. The Company will adopt the statement as of July 1, 2005 and therefore, will incur compensation expenses in the third and fourth quarters of 2005 for any non-vested options granted prior to 2005. In addition, the Company intends to grant restricted stock units in lieu of stock options in 2005. As a result of this change and the adoption of SFAS No. 123 (revised 2004), the Company will incur incremental stock-based compensation costs of approximately $3 million in 2005.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." This statement amends Accounting Research Bulletin (ARB) No. 43, Chapter 4 and clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as period charges and requires that fixed production overhead be allocated to inventory based on the normal capacity of the production facility. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement will not have a material impact on the Company's inventory costing methods.

On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated (as defined in the Act) in either an enterprise's last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. The Act also includes a tax deduction of up to 9% (when fully phased-in) of the lesser of (a) "qualified production activities income," as defined in the Act or (b) taxable income (after the deduction for the utilization of any net operating loss carryforwards). As a result of the Act, the FASB issued FASB Staff Positions (FSP) 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," and 109-2, "Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004." These FSPs were issued and effective as of December 21, 2004. The Company is still assessing the financial statement impact of the Act and these FSPs.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred rather than when an entity commits to an exit plan. SFAS No. 146 also provides that the liability be initially measured at fair value. The statement was effective for the Company beginning January 1, 2003 and was applied to the Company's 2003 restructuring activities as further described in Note 2 to the Consolidated Financial Statements.

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

In January 2003, the FASB released Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The interpretation established standards under which a Variable Interest Entity should be consolidated by the primary beneficiary. The requirements were effective immediately for Variable Interest Entities created after January 31, 2003 and for Variable Interest Entities in which the Company obtains an interest after January 31, 2003. A company with a variable interest in a Variable Interest Entity created before February 1, 2003 was required to apply the provisions of the interpretation to that entity no later than the beginning of the first interim or annual period beginning after December 15, 2003. The Company is not the primary beneficiary of its variable interest entities and therefore consolidation of these entities is not required.

NOTE 2: PLANT DISRUPTIONS

On May 25, 2004, the Company's BioLab Inc. subsidiary experienced a fire in a finished goods warehouse located at its main manufacturing site in Conyers, Georgia. Products stored in this warehouse served primarily the distributor and private label customers of the Consumer Products Recreational Water business. Production and shipping operations were temporarily suspended for three days while the fire was being controlled. While there was no damage to the production facilities, the business did encounter disruptions to its material handling and order fulfillment processes during the second quarter and the first two months of the third quarter. The Company has insurance coverage for this type of event and has been actively working with its insurance carriers to resolve all property, business interruption and third party claims related to this incident.

For the year ended December 31, 2004, the Company recorded losses representing the carrying value of inventory and assets destroyed in the fire of approximately $13.1 million and $3.5 million, respectively. The Company also recorded third-party claims (see Note 20) and other fire-related expenses of $21.0 million. These losses were partially offset by insurance recoveries received to date, net of deductibles, of $20.5 million. These amounts have been included in cost of products sold and other income (expense) - net for the year ended December 31, 2004. The effects of the fire on the financial results of the Company on a quarter-to-quarter basis are impacted by the timing and amount of insurance recoveries.

In the first quarter of 2004, the Consumer Products segment experienced a fire at its La Chambre, France, facility. For the year ended December 31, 2004, the Company has recorded $2.3 million of business interruption costs, asset write-offs and other fire-related expenses in costs of products sold and other income (expense) - net. These expenses have been offset by $1.3 million of insurance recoveries received in the fourth quarter of 2004. Subsequent to the fire, management decided to close the production facility and therefore, severance costs of $0.7 million were also recorded for the employees at the site during the first quarter of 2004.

NOTE 3: REPOSITIONING PLANS

2003 Repositioning Plan

In 2003, management initiated a comprehensive cost reduction plan, which included site closures and consolidations, headcount reductions and other actions. Pretax charges related to this plan incurred in 2003 and 2004 were approximately $142 million. This plan has been substantially completed as of December 31, 2004.

RESTRUCTURING CHARGES

In 2003, the Company recorded pretax charges in continuing operations of $97.8 million related to the restructuring plan. The restructuring charges incurred during the year included costs associated with the planned closure of four sites in the Industrial Performance Products business segment, a strategic realignment of a Consumer Products facility and other organizational changes, with the net elimination of approximately 400 positions. The charges also included the impairment of $18.1 million of goodwill related to the antimony products business. Severance and other charges of $28.7 million were recorded in the statement of operations of which $24.2 million was recorded in cost of products sold and $4.5 million in selling, general and administrative expenses. Full year charges in 2003 also included $69.1 million for asset impairments. The Company recorded $2.1 million of severance costs, $10.5 million of decommissioning, environmental and other costs, and $3.0 million of asset impairments in 2004.

Details of the 2003 asset impairments and restructuring charges by business unit and a reconciliation of the reserve balance at December 31, 2004 are as follows:

Description	Total 2003 Charges	Reserve Balance at December 31, 2003	Total 2004 Charges	2004 Activity*	Reserve Balance at December 31, 2004

Asset Impairment (non-cash):
Industrial Performance Products	$67.7	$—	$2.7	$(2.7)	$—
Consumer Products	1.4	—	0.3	(0.3)	—

	69.1	—	3.0	(3.0)	—
Severance Costs:
Industrial Performance Products	14.7	14.5	1.3	(13.1)	2.7
Consumer Products	0.9	0.6	0.1	(0.6)	0.1
Corporate	0.4	0.2	0.7	(0.8)	0.1

	16.0	15.3	2.1	(14.5)	2.9

Plant Closure and Environmental:
Industrial Performance Products	4.8	3.6	10.6	(10.5)	3.7
Consumer Products	—	—	0.3	(0.3)	—

	4.8	3.6	10.9	(10.8)	3.7

Other (Industrial Performance Products)	7.9	3.6	(0.4)	(2.6)	0.6

	$97.8	$22.5	$15.6	$(30.9)	$7.2

*
Includes the effects of foreign currency

As of December 31, 2004, $7.2 million of reserves remain for charges recorded in continuing operations related to the 2003 repositioning plan. These reserves are recorded in accrued expenses and non-current environmental reserves.

ASSET IMPAIRMENTS

Under the 2003 repositioning plan, several sites were closed in 2003 and early 2004 in an attempt to improve the overall cost structure of the Company, primarily in the Industrial Performance Products business unit. As a result, $26.2 million of impairments were recorded related to the closure of two Industrial Performance Products manufacturing facilities and one research and development facility in the United Kingdom. An additional $15.6 million of impairments were recorded for the closure of an Industrial Performance Products manufacturing facility in the United States.

The Consumer Products business also completed the consolidation of manufacturing facilities in North America in order to more productively manage future growth initiatives. As a result of this consolidation, the Toronto, Canada, facility was converted to a distribution site, which resulted in the impairment of $1.4 million of manufacturing assets.

Also included in asset impairments in 2003 were $4.4 million of charges in Industrial Performance Products for the write-off of capitalized costs related to discontinued products and $21.5 million of charges in Industrial Performance Products for goodwill and asset impairments as a result of evaluating strategic alternatives for the antimony products business in the fourth quarter of 2003.

Asset impairments recorded in 2004 primarily relate to the sale of an Industrial Performance Products product line and an additional impairment charge for the antimony products business as a result of the Company's entry into an antimony joint venture during the second quarter of 2004. These charges were partially offset by the reversal of asset impairments recorded in 2003 as a result of the sale of the Amlwch facility in the third quarter of 2004 for $1.9 million.

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

SEVERANCE COSTS

As a result of site closures and consolidations and the reorganization of several processes within the Company, severance costs were accrued for approximately 400 employees. Severance related to the closure of Industrial Performance Products production sites and to selling, administrative and research personnel totaled $16.0 million, of which $1.3 was recorded 2004. Consumer Products recorded severance costs of $1.0 million while Corporate severance costs were $1.1 million, of which $0.8 million was recorded in 2004.

PLANT CLOSURE AND ENVIRONMENTAL COSTS

During the fourth quarter of 2003, environmental remediation reserves of $1.8 million were recorded for the two U.K. manufacturing sites restructured during the year. In addition, $3.0 million of charges were recorded for plant decommissioning costs that were incurred during 2003 or are contractual liabilities as of December 31, 2003. Additional plant closure costs of $10.6 million, primarily for the two U.K. sites, were recorded in 2004 in Industrial Performance Products. Plant closure costs of $0.3 million related to a Consumer Products site in Australia were also recorded in 2004. Further plant closure costs may be required in 2005 and will be expensed as incurred in accordance with SFAS No. 146.

OTHER RESTRUCTURING COSTS

Other restructuring costs recorded in 2003 include $3.4 million of contract cancellation costs for a long-term land lease and raw material supply contracts as well as $0.5 million of U.K. employment grant repayment costs. In addition, $3.6 million of spare parts inventories and $0.2 million of product inventory were written off in 2003.

OTHER NON-RESTRUCTURING COSTS

Certain other costs were recorded during the year that did not meet the definition of restructuring costs under SFAS No. 146 but were included in the 2003 repositioning plan. These costs include a change in the useful life of the Company's enterprise software based on intended replacement in 2004, which added an additional $15.7 million of depreciation expense to 2004 and $10.0 million of depreciation expense to 2003 (see Note 1 to the Consolidated Financial Statements). Other non-restructuring costs included costs to relocate the Corporate and BioLab, Inc. office headquarters and severance, lease and other costs of $1.3 million in 2004 and $2.1 million in 2003.

Repositioning Plans Prior to 2003

The Company's Board of Directors approved detailed repositioning plans in both 2000 and 2001 that provided for a series of cost reduction initiatives that were intended to streamline operations, to strengthen the Company's competitive position and to continue to provide a strong platform for future growth. The major components of these repositioning plans included the consolidation of operations; plant closures; the elimination of manufacturing, research and development, sales and other management positions; and the impairment of certain underperforming and non-strategic long-lived assets, including goodwill. The activities related to these repositioning plans have been substantially completed. As of December 31, 2004, $9.7 million of reserves related to the 2001 repositioning plan and $1.9 million related to the 2000 repositioning plan remain. The major components of these remaining reserves relate to retirement benefits and environmental remediation costs yet to be spent for two closed facilities and are long-term in nature. Operating cash flows are expected to be sufficient to fund the remaining repositioning spend.

NOTE 4: DISCONTINUED OPERATIONS

On September 30, 2004, the Company sold its toxicological services business, WIL Research Laboratories (WIL), for a gain of $84.1 million or $53.7 million, net of tax expense of $30.4 million. The cash tax liability incurred in conjunction with the sale transaction has been substantially offset through the use of previously recorded deferred tax assets. As a result of the sale of WIL, the Company has reported this business as a discontinued operation in accordance with Statement of Financial Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," for all periods presented.

In 2002, management, with approval of the Board of Directors, committed to a plan to divest the Company's Fine Chemicals business. The Halebank, U.K.., site of the Fine Chemicals business was sold in the fourth quarter of 2003. The assets of the Holywell, U.K., site were sold in the second quarter of 2004 for a loss of $1.5 million, net of tax. In addition, the sale of the Holywell facility required the Company, under SFAS No. 52, "Foreign Currency Translation," to recognize a non-cash $12.8 million loss reflecting the reclassification to earnings of currency translation related to the Fine Chemicals business previously recorded as a component of stockholders' equity of the U.K. subsidiary that owned both Halebank and Holywell. The Company has reported Fine Chemicals as discontinued operations for all periods presented.

In May 2002, the Company completed the sale of OSCA to BJ Services Company. Under the terms of the sale, BJ Services acquired all outstanding shares of OSCA, including the Company's 53.2% holding, for $28.00 per share in cash, or $221 million, resulting in a gain of $175.4 million. This transaction provided the Company with net proceeds of approximately $200 million, which was used to reduce the Company's debt position. As a result of this transaction, the Company has reflected OSCA as discontinued operations in 2002.

The operating results from discontinued operations presented in the accompanying consolidated statements of operations are as follows:

Year Ended December 31	2004	2003	2002

Net sales
WIL Research Laboratories	$32.7	$38.7	$36.1
Fine Chemicals	3.8	45.9	55.2
OSCA	—	—	58.1
Restructuring charges and asset impairments*
Fine Chemicals	—	17.7	26.7
Operating income (loss)
WIL Research Laboratories	7.1	9.9	10.5
Fine Chemicals	(1.1)	(16.4)	(33.7)
OSCA	—	—	(16.3)
Gain on sale of WIL Research Laboratories	84.1	—	—
Gain on sale of subsidiary stock - OSCA	—	—	175.4
Interest income (expense) - net	0.5	—	(0.4)
Other income (expense) - net	(15.8)	3.6	2.1

Income (loss) before income taxes	$74.8	$(2.9)	$137.6
Income taxes (credit)	31.8	5.1	53.3

Income (loss) from discontinued operations	$43.0	$(8.0)	$84.3

*
Included in operating income

Included in operating income in 2003 were restructuring charges for Fine Chemicals consisting of asset impairments of $15.8 million and $1.9 million of charges for severance. Included in operating income for the Fine Chemicals business in 2002 are $22.9 million of asset impairment charges and $3.8 million of severance costs recorded in conjunction with the intended sale of the Fine Chemicals business. Charges were also recorded in 2001 as a part of a detailed repositioning plan.

The assets and liabilities held for sale from discontinued operations related to WIL, Fine Chemicals and OSCA presented in the accompanying consolidated balance sheets are composed of:

December 31	2004	2003

Current Assets:
Cash and cash equivalents	$—	$0.8
Accounts and notes receivable	4.7	17.7
Inventories	—	2.5
Other current assets	3.9	16.7

Total current assets	$8.6	$37.7
Non-Current Assets:
Plant and equipment, net	$—	$19.6
Goodwill and other assets	1.5	—

Total non-current assets	$1.5	$19.6
Current Liabilities:
Accounts payable and other current liabilities	$12.1	$27.4

Total current liabilities	12.1	27.4
Non-Current Liabilities:
Other non-current liabilities	5.7	6.0

Total non-current liabilities	$5.7	$6.0

As of December 31, 2004, $9.5 million of restructuring charges recorded in 2001 remain to be spent. There are no amounts outstanding related to the charges taken in 2003 or 2002. The major components of the remaining reserves relate to employee benefit costs of $2.0 million and $7.5 million of plant closure and environmental costs. Plant closure and environmental costs have been allocated between accrued expenses and non-current liabilities based on the anticipated timing of these expenditures.

NOTE 5: JOINT VENTURES AND ACQUISITIONS

In May 2004, the Company formed a 50/50 joint venture with Laurel Industries, Inc., a subsidiary of Occidental Petroleum Corporation, to develop, produce and market antimony-based flame retardants, synergists and catalysts. The joint venture is operating under the name GLCC Laurel, LLC, with Great Lakes acting as general partner with responsibility for sales, customer service, technical support, credit and logistics. Great Lakes controls the joint venture and, therefore, the results of operations are consolidated in the Company's Consolidated Financial Statements beginning May 1, 2004.

Great Lakes' contribution to the joint venture consisted of its antimony production facility in Reynosa, Mexico, as well as antimony-related working capital. The Company's contribution in the joint venture, which equates to 50% of the equity of the combined entity as determined by the projected discounted cash flows of the combined entity, resulted in an additional impairment of the carrying value in these assets of $2.8 million in the second quarter of 2004. An impairment of $21.5 million, including $18.1 million of goodwill, was previously recorded in the fourth quarter of 2003.

The opening balance sheet of the newly formed joint venture included the contributed assets of Great Lakes as well as the antimony manufacturing assets and working capital of Laurel Industries, Inc. The combined entity also recorded $14 million of intangible assets consisting of intellectual property and customer lists that will be amortized over 5-10 years. During the formation of the joint venture, Great Lakes and Laurel management approved a plan to consolidate all manufacturing of the joint venture into the Reynosa facility and close the Laurel manufacturing facility in LaPorte, Texas, by the end of 2004. As a result of this plan, a liability of $0.9 million was recorded on the opening balance sheet of the joint venture for severance and other costs under Emerging Issues Task Force (EITF) Issue 95-3, "Recognition of Liabilities in Connection with Purchase Business Combinations."

BioLab Inc., a part of the Company's Consumer Products business unit, acquired all of the outstanding shares of Lime-O-Sol Company on February 28, 2003 for approximately $65 million in cash. The acquisition included the Lime-O-Sol brand of specialty household cleaning products marketed under the trade name The Works®. Goodwill and intangible assets of $43 million and $14 million, respectively, were recorded as a result of this acquisition. Lime-O-Sol's results have been included in the Company's consolidated financial statements from the date of acquisition.

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

NOTE 6: GOODWILL AND INTANGIBLE ASSETS

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under these rules, goodwill is not amortized but is subject to annual impairment tests in accordance with the statement. Other intangible assets are amortized over their estimated useful lives. The Company adopted these standards January 1, 2002 and therefore ceased amortization of goodwill as of that date.

The Company completed the transitional impairment tests required by SFAS No. 142 during 2002 and determined that there was no impairment loss as a result of the adoption. The Company conducted its annual impairment testing as of October 1, 2004 and has determined that the fair values of its reporting units exceed the carrying values of those units.

The following table includes information regarding the carrying values and related accumulated amortization of intangible assets as of and for the years ended December 31, 2004 and 2003:

	2004 Gross Carrying Amount	2004 Accumulated Amortization	2003 Gross Carrying Amount	2003 Accumulated Amortization

Amortized Intangible Assets:
Non-compete agreements	$10.8	$(8.3)	$10.5	$(6.1)
Patents, trademarks and licenses	5.4	(4.1)	5.2	(3.9)
Intellectual property	36.3	(8.4)	30.7	(5.4)
Customer-related	29.2	(4.7)	19.1	(3.0)
Other	8.1	(5.5)	7.3	(5.0)

Total amortized intangible assets	$89.8	$(31.0)	$72.8	$(23.4)

Indefinite-Lived Intangible Assets:
Trademarks	$14.0	$—	$14.0	$—
Total intangible assets	$103.8	$(31.0)	$86.8	$(23.4)

Intangible asset amortization expense for the year ended December 31, 2004 was $6.7 million. Future amortization expense for the next five years is estimated to be approximately $6 million in 2005, 2006 and 2007 and $5 million in 2008 and 2009.

The opening balance sheet of the newly formed 50/50 joint venture with Laurel Industries, Inc. included the contributed assets of Great Lakes as well as the antimony manufacturing assets and working capital of Laurel Industries, Inc. The combined entity also recorded $13.9 million of intangible assets consisting of intellectual property and customer lists that will be amortized over 5-10 years. These intangible assets have been included in the above table as Intellectual property of $4.1 million and customer-based intangibles of $9.8 million.

Included in the Company's acquisition of the outstanding shares of Lime-O-Sol Company were $43.2 million of goodwill and $13.9 million of intangibles, which consisted of non-compete agreements of $0.7 million, trademarks of $7.5 million and customer-based intangibles of $5.7 million. The non-compete agreements are being amortized over a period of 1-2 years and the customer-based intangibles over a period of 15 years. The trademarks associated with this acquisition have been classified as indefinite lived intangible assets.

Included in the Company's acquisition of A&M Cleaning Products, Inc. were $25.2 million of goodwill and $19.2 million of intangibles, which consisted of non-compete agreements of $0.9 million, trademarks of $6.5 million, intellectual property of $10.4 million and customer-related intangibles of $1.4 million. The non-compete agreements are being amortized over a period of approximately 2 years, and the intellectual property and customer-related intangibles over a period of 10 years. The trademarks associated with this acquisition have been classified as indefinite-lived intangible assets.

The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2004 are as follows:

	Industrial Performance Products	Consumer Products	Total

Goodwill:
Balance as of January 1, 2003	$91.0	$52.6	$143.6
Goodwill acquired	—	68.4	68.4
Goodwill impaired	(18.1)	—	(18.1)
Effects of foreign currency	11.4	0.4	11.8

Balance as of December 31, 2003	$84.3	$121.4	$205.7
Goodwill acquired	—	—	—
Goodwill impaired	—	—	—
Effects of foreign currency	6.2	0.4	6.6

Balance as of December 31, 2004	$90.5	$121.8	$212.3

During the fourth quarter of 2003, $18.1 million of goodwill was impaired as a result of evaluating strategic alternatives for the antimony products business.

NOTE 7: ASSET RETIREMENT OBLIGATIONS

On January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires legal obligations associated with retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. The liability is reported at a discounted fair value and is adjusted in subsequent periods as accretion expense is recorded. Corresponding retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the useful life of the asset. The Company currently has legal obligations to close brine supply and disposal wells and waste disposal wells at the end of the assets' useful lives.

Upon adoption in the first quarter of 2003, the Company recorded transition amounts for liabilities related to these wells, and the associated capitalizable costs net of accumulated depreciation. A liability of $5.7 million was recorded to long-term liabilities and a net asset of $0.6 million was recorded to plant and equipment on January 1, 2003. This resulted in a cumulative effect of an accounting change of $(3.3) million (net of income taxes of $1.8 million). Accretion and depreciation expense subsequent to the adoption of the statement decreased net income $0.3 million in both 2003 and 2004.

The pro forma effects of the application of SFAS No. 143 as if the statement had been adopted on January 1, 2002 are presented below:

Year Ended December 31	2004	2003	2002

Reported net income (loss)	$62.9	$(51.4)	$125.0
Additional accretion and depreciation expense	—	—	(0.3)
Cumulative effect of accounting change, net of income taxes	—	3.3	—

Pro forma net income (loss)	$62.9	$(48.1)	$124.7

Reported net income (loss) per share, basic and diluted	$1.23	$(1.02)	$2.48
Pro forma net income (loss) per share, basic and diluted	$1.23	$(0.95)	$2.48

The following table describes the changes in the Company's asset retirement obligations during 2004.

Asset retirement obligation at December 31, 2003	$5.5
Accretion expense	0.4
Liabilities settled during the year	(0.2)
Adjustment to obligation due to changes in estimate	(0.2)

Asset retirement obligation at December 31, 2004	$5.5

The pro forma asset retirement obligation liability balances as if SFAS No. 143 had been adopted January 1, 2002 are as follows:

December 31	2004	2003	2002

Pro forma amounts of liability for asset retirement obligation at beginning of year	$5.5	$5.7	$5.3
Pro forma amounts of liability for asset retirement obligation at end of year	5.5	5.5	5.7

NOTE 8: CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

December 31	2004	2003

Cash	$103.6	$83.5
Cash equivalents	118.6	87.2

	$222.2	$170.7

NOTE 9: INVENTORIES

The major components of inventories are as follows:

December 31	2004	2003

Finished products	$241.9	$191.5
Raw materials	51.0	37.3
Supplies	31.3	31.4

	$324.2	$260.2

NOTE 10: PLANT AND EQUIPMENT

Plant and equipment consist of the following:

December 31	2004	2003

Land	$15.0	$14.8
Buildings	111.1	118.0
Equipment	1,146.3	1,094.1
Construction in progress	60.8	36.3

	1,333.2	1,263.2
Less allowances for depreciation and depletion	(783.9)	(712.7)

	$549.3	$550.5

NOTE 11: DEBT

Long-term debt is summarized as follows:

December 31	2004	2003

Notes payable	$400.0	$400.0
Industrial development bonds	9.0	12.3
Interest rate swaps	5.0	7.2
Other	25.3	15.2

	439.3	434.7
Less current portion	(10.4)	(7.1)

	$428.9	$427.6

The Company has outstanding $400 million of 7% notes due July 15, 2009. The Company may sell various unsecured debt securities, common stock or rights or warrants to purchase common stock individually or in combination up to $750 million. The amount of securities remaining to be sold on the registration statement is $350 million.

On September 30, 2004, the Company consolidated its 364-day unsecured revolving credit facility and its five-year facility into a new facility with a five-year term. Under the facility, the Company may borrow up to $375 million. The facility is used to support the Company's commercial paper program and for general corporate purposes. The new facility contains certain covenants, as defined in the agreement, that include, among others, requirements for a maximum ratio of debt to EBITDA, as defined in the agreement. Interest on borrowings outstanding under the agreement is based upon a variable rate tied to LIBOR. There were no outstanding borrowings on the facility as of December 31, 2004.

The interest rate on industrial development bonds was 2.01% at December 31, 2004, and the bonds have maturities through 2025.

Borrowings using commercial paper financing are classified as a component of long-term debt, since the Company has the ability and the intent to refinance these borrowings on a long-term basis either through continued commercial paper borrowings or utilization of available long-term credit facilities. There were no outstanding commercial paper borrowings as of December 31, 2004 and 2003.

Debt matures as follows: 2005, $10.4 million; 2006, $3.2 million; 2007, $3.1 million; 2008, $2.4 million; 2009, $407.3 million; and thereafter, $12.9 million.

During 2004, 2003 and 2002, interest costs were $27.0 million, $27.8 million and $32.1 million, respectively, which included capitalized interest of $0.1 million in 2004, $0.4 million in 2003 and $0.6 million in 2002. In these years, cash interest payments were $27.4 million, $28.6 million and $33.9 million, respectively.

NOTE 12: INCOME TAXES

The following is a summary of domestic and foreign income from continuing operations before income taxes, the components of the provisions for income taxes, a reconciliation of the United States federal income tax rate to the effective income tax rate and the components of deferred income tax assets and liabilities:

Income (Loss) Before Income Taxes:

Year Ended December 31	2004	2003	2002

Domestic	$(58.7)	$(85.2)	$18.1
Foreign	62.2	(13.6)	40.1

	$3.5	$(98.8)	$58.2

Provisions (Credits) for Income Taxes:

Year Ended December 31	2004	2003	2002

Current:
Federal	$(28.3)	$(21.5)	$(57.2)
State	4.2	(0.5)	(1.1)
Foreign	(10.1)	4.6	19.1

	(34.2)	(17.4)	(39.2)

Deferred:
Domestic	8.6	(30.6)	69.2
Foreign	9.2	(10.7)	(12.5)

	17.8	(41.3)	56.7

	$(16.4)	$(58.7)	$17.5

A reconciliation of the statutory U.S. federal income tax expense (credit) to the recorded income tax expense (credit) from continuing operations is as follows:

Year Ended December 31	2004	2003	2002

Income tax expense (credit) at U.S. federal tax rate	$1.2	$(34.6)	$20.4
Change resulting from:
State income tax	(0.7)	(0.3)	(0.7)
Depletion	(2.5)	(2.0)	(2.1)
Export sales incentive	(1.7)	(1.4)	(1.4)
Low income housing credit	(2.3)	(2.8)	(3.1)
International operations	4.5	1.1	1.1
Income tax reserve release	(17.5)	(27.5)	—
Nondeductible goodwill	—	—	—
Change in valuation allowance	1.8	6.7	2.8
Other	0.8	2.1	0.5

Income tax expense (credit)	$(16.4)	$(58.7)	$17.5

During the second quarter of 2004, the Company received a favorable final notification and settlement from the Internal Revenue Service (IRS) Appeals Division confirming the tax filing positions taken by the Company relating to the treatment of certain international cash repatriation transactions in its 1995 through 2000 federal income tax filings. As a result of this settlement and through evaluation of its remaining reserves, the Company released a net $17.5 million of income tax benefit to earnings. Excluding the impact of this release, the Company's effective income tax rate for the year ended December 31, 2004 would have been approximately 31.0%.

The Company also repatriated foreign earnings during 2004. The repatriation increased the Company's effective tax related to international operations. A portion of this increase, however, was offset by a decrease in the Company's valuation allowance related to certain foreign and/or domestic tax carryforwards for which prior utilization had been uncertain.

During the third quarter of 2003, the Company received a final notification from the IRS of a favorable ruling on certain income tax issues related to the Company's 1994 to 2000 federal income tax filings for those years that confirmed that tax filing positions taken by the Company were consistent with tax laws and regulations. As a result of this decision and evaluation of its remaining income tax reserves at that time, the Company released $27.5 million of tax benefit to earnings. Excluding the impact of this release, the Company's effective income tax rate for the year ended December 31, 2003 would have been approximately 31.0%.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Components of Deferred Tax Assets and Liabilities:

December 31	2004	2003

Deferred tax assets
Accrued expenses	$10.2	$6.3
Restructuring charges	1.3	2.4
Tax credit carryforwards	39.7	33.4
Net operating loss carryforwards	97.8	81.7
Intangible amortization	11.9	26.6
Other	33.9	20.0

Deferred tax assets	194.8	170.4
Valuation allowance	101.7	56.4

Deferred tax assets, net of valuation allowance	$93.1	$114.0

Deferred tax liabilities
Property and equipment	$88.5	$51.1
Other	11.7	12.4

Deferred tax liabilities	$100.2	$63.5

Net deferred tax (liabilities) assets	$(7.1)	$50.5

As of December 31, 2004, the Company had tax credit carryforwards of $39.7 million available. A valuation allowance of $24.5 million has been recorded against the portion of these credit carryforwards for which utilization is uncertain. Of the amount of tax credit carryforwards for which no valuation allowance has been recorded, $0.1 million will expire on or before 2008, $2.6 million expire in 2019; $0.2 million expire in 2020; $3.3 million expire in 2021; $1.3 million expire in 2022; $2.8 million expire in 2023; $2.3 million expire in 2024, and the remaining $2.6 million have no expiration dates. At December 31, 2004, the Company has net operating losses resulting in $97.8 million of deferred tax assets to offset future tax liabilities. A valuation allowance of $77.2 million has been recorded against the portion of these net operating loss carryforwards for which utilization is uncertain. The tax effect of the amount of net operating loss carryforwards for which no valuation allowance has been recorded have no expiration dates.

Cash payments for income taxes were $4.0 million, $14.4 million and $14.0 million in 2004, 2003 and 2002, respectively.

In October 2004, Congress enacted The American Jobs Creation Act of 2004 (the "Act'). The Act included a deduction from income for federal tax purposes of 85% of the amount of certain dividends paid to a United States company from its foreign subsidiaries. This provision expires at the end of 2005. The Company is considering the effects of this law on the potential payment of dividends from certain of its foreign subsidiaries. The Company is currently evaluating the applicability of the provision in light of business needs and is waiting for additional guidance from the IRS on certain technical aspects of the law. The Company expects to complete its evaluation before the end of the third quarter of 2005. The range of the amount of repatriation and related tax effects, if any, cannot be reasonably estimated at this time, however, up to $500 million of unremitted earnings are being considered for possible repatriation.

NOTE 13: STOCKHOLDERS' EQUITY

The Board of Directors has authorized the Company to purchase shares of the Company's common stock in the open market or in privately negotiated transactions. No share repurchases were made in 2004, 2003 or 2002. A total of 2.8 million shares remain available under existing Board authorizations.

During 2004 and 2003, the Company made voluntary contributions of 225,000 shares and 300,000 shares, respectively, of Company treasury stock to its U.S. qualified defined benefit pension plan. The Company also contributed approximately 100,000 shares of treasury stock to the Great Lakes Savings Plan, a defined contribution, 401(k) employee savings plan, and the Great Lakes Chemical Corporation Supplemental Savings Plan as the Company's matching contributions to these plans. These contributions were non-cash transactions and therefore not reflected in the consolidated statements of cash flows in 2004 or 2003.

NOTE 14: EARNINGS PER SHARE

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

Year Ended December 31	2004	2003	2002

Denominator for basic earnings per share (weighted-average shares)	50.9	50.4	50.2
Effect of dilutive securities	0.2	—	0.1

Denominator for diluted earnings per share	51.1	50.4	50.3

Options to purchase shares of common stock of 2.3 million in 2004, 4.7 million in 2003 and 3.0 million in 2002 were outstanding, but were excluded from the computation of diluted earnings per share, because they were antidilutive.

NOTE 15: STOCK AND INCENTIVE COMPENSATION PLANS

Stock Compensation Plans

The Company has four plans that provide for the granting of stock awards to officers and key employees. The 2002 and 1998 Stock Compensation Plans have stock awards available for grant. The 1993 and 1984 Stock Compensation Plan have no stock awards available for grant, but do have options exercisable as of December 31, 2004. The Company is authorized to grant options for up to 7.0 million shares under the 2002, 1998 and 1993 plans, of which 5.2 million have been granted. Options under the plans have been granted at the market value at the date of grant, become exercisable over periods of one to five years and expire 10 years from the date of grant.

In addition to the options awarded under the plans, the Company on April 6, 1998 granted its former chief executive officer an option to acquire 0.7 million shares of the Company's stock. The exercise price of these options is $41.95 and they all were fully vested as of December 31, 2002. The options expire 10 years from the grant date.

The Company intends to grant restricted stock units in lieu of stock options in 2005.

The status of the Company's stock options is summarized below:

	Shares Under Option	Weighted- Average Exercise Price

Outstanding at January 1, 2002	3.3	$39.53
Granted	0.9	22.12
Exercised	0.0	23.44
Terminated	(0.3)	47.24

Outstanding at December 31, 2002	3.9	34.71
Granted	1.0	21.63
Exercised	0.0	22.00
Terminated	(0.2)	36.08

Outstanding at December 31, 2003	4.7	31.65
Granted	0.9	25.05
Exercised	(0.5)	22.15
Terminated	(0.5)	33.91

Outstanding at December 31, 2004	4.6	$30.84

Currently Exercisable	3.2	$34.37

During 2004, 2003 and 2002, the Company awarded restricted stock units totaling approximately 47,000, 6,000 and 20,000 shares, respectively, to directors and other key employees. These awards become exercisable over a period of one to 10 years. The Company recognizes compensation expense consistent with the vesting of each award. The compensation expense incurred in 2004, 2003 and 2002 related to these awards totaled $0.5 million, $0.6 million and $0.9 million, respectively.

The following table summarizes information concerning outstanding and exercisable options at December 31, 2004:

Range of Exercise Prices	$20.64-$29.99	$30.00-$44.99	$45.00-$66.56

Options outstanding:
Weighted-average remaining contractual life	8.3 yrs	4.4 yrs	2.6 yrs
Weighted-average exercise price	$23.46	$36.86	$53.21
Options outstanding (millions)	2.3	2.1	0.2
Options exercisable:
Weighted-average exercise price	$23.40	$36.86	$53.21
Options exercisable (millions)	0.9	2.1	0.2

For the year ended December 31, 2004 and all previous periods presented, the Company has accounted for stock compensation costs in accordance with the provisions of APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for the normal vesting of options granted under its fixed stock option plans. In the fourth quarter, however, the Company recognized $0.9 million of compensation expense related to the contractually required acceleration of vesting provisions for options held by the Company's former chief executive officer at the time of his resignation.

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

While no compensation expense has been recognized for the normal vesting of options under the Company's stock option plans, outstanding options whose exercise prices were less than the average market price of common stock during the period are included, when appropriate, in the determination of share dilution for the purposes of calculating diluted earnings per share.

December 31	2004	2003	2002

Weighted-average fair value per share of options granted during the year(1)	$7.80	$6.36	$7.24
Net income (loss):
As reported	62.9	(51.4)	125.0
Pro forma	60.5	(55.2)	121.0
Basic and diluted earnings per share:
As reported	1.23	(1.02)	2.48
Pro forma	1.18	(1.10)	2.41
Assumptions:
Expected volatility	29.8%	29.0%	28.9%
Expected life in years	6.5	6.5	6.5
Risk-free interest rate	3.6%	3.5%	4.7%
Dividend yield	1.5%	1.7%	1.5%

(1)
On date of grant using the Black-Scholes option pricing model, a pricing model acceptable under SFAS No. 123.

Incentive Compensation Plan

In 2003, the Company established a Long-Term Incentive Plan ("LTIP") under the Company's 2002 Stock Option and Incentive Plan to provide certain incentives to certain officers. The plan is administered by the Compensation and Incentive Committee of the Board of Directors (the "Committee"). The LTIP was designed to provide incentive awards payable in restricted stock with a cash pay-out option, based on the achievement, over a three-year period ending in 2005, of Company or business unit performance targets established by the Committee.

Compensation under this LTIP is accrued over the period of performance, which is three years. Compensation expense related to the LTIP amounted to $2.8 million for the year ended December 31, 2003. However, as of December 31, 2004, the Committee determined, based upon a comparison of the current and projected actual performance to the targets, achievement of the original incentive award amount was not likely and adjustments to reduce the accrued payout were made. As a result, compensation expense (income) related to the LTIP for 2004 was $(2.0) million. This reflects the impact of the adjustment made in the fourth quarter of 2004 to properly reflect accrued amounts through two of the three years covered by the plan.

NOTE 16: RETIREMENT PLANS

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

Obligations and Funded Status

	U.S. Plans		Non-U.S. Plan

December 31	2004	2003	2004	2003

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$174.0	$140.6	$159.8	$145.1
Service cost	6.0	5.2	2.2	4.9
Interest cost	10.7	9.7	9.0	8.5
Plan participants' contributions	—	—	1.0	1.7
Curtailments	(1.8)	—	(0.5)	(7.0)
Actuarial (gain) loss	1.3	23.5	(8.4)	(4.8)
Benefits paid	(5.7)	(5.0)	(5.4)	(4.1)
Amendments	0.2	—	—	—
Termination benefits	0.4	—	—	—
Foreign currency exchange rate changes	—	—	13.7	15.5

Projected benefit obligation at end of year	$185.1	$174.0	$171.4	$159.8

Change in plan assets:
Fair value of plan assets at beginning of year	$119.7	$92.1	$112.2	$86.4
Actual return on plan assets	13.7	15.5	14.5	14.6
Employer contributions	16.2	17.1	5.0	3.7
Plan participants' contributions	—	—	1.0	1.7
Benefits paid	(5.7)	(5.0)	(5.4)	(4.1)
Foreign currency exchange rate changes	—	—	10.3	9.9

Fair value of plan assets at end of year	$143.9	$119.7	$137.6	$112.2

Funded status	$(41.2)	$(54.3)	$(33.8)	$(47.6)
Unrecognized net actuarial loss	47.3	53.8	46.3	56.5
Unrecognized prior service cost	—	0.1	—	—
Unrecognized transition obligation	—	0.2	—	—

Net amount recognized	$6.1	$(0.2)	$12.5	$8.9

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$—	$—	$12.5	$—
Accrued benefit cost	(19.1)	(32.1)	—	(10.7)
Intangible assets	—	0.1	—	—
Accumulated other comprehensive loss	25.2	31.8	—	19.6

Net amount recognized	$6.1	$(0.2)	$12.5	$8.9

Amounts applicable to the Company's U.S. and non-U.S. pension plans with projected benefit obligations in excess of plan assets are summarized as follows:

December 31	2004	2003

Projected benefit obligation	$356.5	$333.8
Fair value of plan assets	281.5	231.9

Amounts applicable to the Company's U.S. and non-U.S. pension plans with accumulated benefit obligations in excess of plan assets are summarized as follows:

December 31	2004	2003

Accumulated benefit obligation	$293.3	$274.7
Fair value of plan assets	281.5	231.9

Components of net periodic benefit cost

	U.S. Plans			Non-U.S. Plan

Year Ended December 31	2004	2003	2002	2004	2003	2002

Service cost	$6.0	$5.2	$4.9	$2.2	$4.9	$3.7
Interest cost	10.7	9.7	9.0	9.0	8.5	6.4
Expected return on plan assets	(10.5)	(8.1)	(9.5)	(10.3)	(8.7)	(8.1)
Amortization of prior service cost	0.1	0.2	0.1	—	—	—
Amortization of transition obligation	0.1	0.1	0.2	—	—	—
Amortization of net loss	3.0	2.1	0.1	1.4	1.7	—
Curtailment loss	0.1	—	—	—	—	—
Termination benefit cost	0.4	—	—	—	—	—

Net periodic benefit cost	$9.9	$9.2	$4.8	$2.3	$6.4	$2.0

Allocation of net periodic benefit cost

	U.S. Plans			Non-U.S. Plan

Year Ended December 31	2004	2003	2002	2004	2003	2002

Continuing operations	$9.2	$8.4	$4.5	$2.1	$4.8	$1.3
Discontinued operations	0.7	0.8	0.3	0.2	1.6	0.7

Net periodic benefit cost	$9.9	$9.2	$4.8	$2.3	$6.4	$2.0

Assumptions

	U.S. Plans		Non-U.S. Plan

	2004	2003	2004	2003

Weighted-average assumptions used to determine benefit obligations at December 31, 2004 and 2003
Discount rate	6.00%	6.25%	5.75%	5.50%
Rate of compensation increase	3.50%	3.50%	4.00%	3.75%

	U.S. Plans		Non-U.S. Plan

	2004	2003	2004	2003

Weighted-average assumptions used to determine net cost for years ended December 31, 2004 and 2003
Discount rate	6.25%	7.00%	5.50%	5.50%
Expected long-term rate of return on plan assets	8.50%	9.00%	7.50%	7.00%
Rate of compensation increase	3.50%	4.00%	3.75%	3.75%

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolios. This resulted in the selection of an 8.50% and 7.50% long-term rate of return on assets assumption for the U.S. plans and non-U.S. plan, respectively, for 2004.

Plan Assets

The Company's pension plan weighted-average asset allocations at December 31, 2004 and 2003 by asset category are as follows:

	December 31, 2004		December 31, 2003

	U.S.	Non-U.S.	U.S.	Non-U.S.

Asset Category
Equity securities	74.3%	70.8%	71.1%	70.6%
Fixed income	24.6	29.2	25.7	29.4
Real estate	0.6	—	1.2	—
Other	0.5	—	2.0	—

Total	100.0%	100.0%	100.0%	100.0%

The Company's retirement plan assets are invested with the objective of providing the plans the ability to fund current and future benefit payment requirements while minimizing annual Company contributions. The plans' asset allocation strategy reflects the desire to meet these objectives.

The asset allocation data presented in the following table contains guideline percentages, at market value, for various asset classes for both the U.S. and non-U.S. plans. The "Strategic Target" is a guide, and will at times not reflect the actual asset allocation, as this will be dictated by current market conditions. The "Tactical Range" anticipates this fluctuation and provides flexibility to vary around the target without the need for immediate rebalancing. These asset allocations are monitored on an ongoing basis by an Investment Committee for the plans to maintain the asset allocations within the stated ranges. The non-U.S. plan 2002 strategic target for equity securities and fixed income was adjusted from 80% to 70% and 20% to 30%, respectively, in 2003.

Equity securities of the U.S. plan includes 525,000 shares of the Company's common stock in the amount $15.0 million (9.7% of total U.S. plan assets) at December 31, 2004. Of the 525,000 share, 300,000 shares were contributed in 2003 and 225,000 shares were contributed in 2004.

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

Contributions

In 2005, the Company expects to contribute approximately $4 million to the U.S. qualified plan and approximately $4 million to its non-U.S. plan.

Benefit Payments

Future combined benefit payments for the U.S. and non-U.S. plans over the next five years and 2010 to 2014 in the aggregate are estimated to be as follows: $8.7 million - 2005, $9.2 million - 2006, $9.6 million - 2007, $10.2 million - 2008, $10.7 million - 2009, and $63.4 million -2010-2014.

The Company provides no significant postretirement benefits other than pensions.

Defined Contribution Retirement Plan

Certain Company employees participate in the Great Lakes Savings Plan, which is a defined contribution, 401(k) employee savings plan generally available to all U.S. full-time salaried, non-union hourly employees and certain union hourly employees. The plan is funded by contributions from participants with matching contributions provided by the Company. Contributions from the Company to the plan approximated $2.8 million, $2.7 million and $2.7 million in 2004, 2003 and 2002, respectively.

Contributions to the plan during 2003 and for the first half of 2004 were made through the use of the Company's treasury stock.

NOTE 17: SEGMENT INFORMATION

The Company changed its reportable business segments as of the fourth quarter of 2004 in order to align the external presentation of results with the Company's current management and operating structure. The Company operates in two business segments - Industrial Performance Products and Consumer Products.

The Industrial Performance Products segment provides a comprehensive portfolio of polymer additive solutions formulated specially to meet the needs of its customers in a wide range of markets, from furniture and textiles to automotive to consumer electronics to building and construction. The segment produces bromine-, phosphorus- and antimony-based flame retardants and synergists; lubricant additives; stabilizing products including antioxidants, UV absorbers, light stabilizers and non-dusting blends; optical monomers; brominated performance products used in agriculture, electronics, photographic papers, rubber compounds, detergents, pharmaceuticals, and oil and gas exploration; fire suppression and fluorine specialty products and industrial water additives.

The Consumer Products segment is a leading supplier of consumer products used in swimming pools and hot tubs. This segment also supplies a line of home cleaning products. The segment also sells pool and spa products to dealers, distributors and mass market retailers and household cleaning products to consumers through mass retailers in grocery, drug, home center, hardware, discount and automotive supply stores.

The Company evaluates business unit performance and allocates resources based on the operating income, which represents net sales less cost of products sold and selling, general and administrative expenses, cash flows and return on investment of each business unit. Industrial Performance Products and Consumer Products use bromine as a raw material in their production processes. Bromine is transferred at cost from Industrial Performance Products to Consumer Products based upon a bromine supply agreement. In addition, assets used in the production of bromine are allocated to Consumer Products from Industrial Performance Products based on the percentage of production consumed. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies.

Corporate includes the corporate offices and any other activities not associated with a specific segment. Segment assets include primarily accounts receivable, inventory, net plant and equipment and other miscellaneous assets. Assets included in Corporate principally are cash and cash equivalents; deferred income taxes; certain investments and other assets; and certain unallocated plant and equipment, including the Company's enterprise software systems. Geographic sales information is reported based on the location that invoices the external customer. Geographic long-lived assets are grouped by the location of the reporting country. Inter-segment sales are insignificant and are eliminated in consolidation.

Year Ended December 31	2004	2003	2002

Net Sales by Segment to External Customers:
Industrial Performance Products	$1,029.3	$887.6	$897.9
Consumer Products	574.4	538.3	469.4

Total sales of reportable segments	1,603.7	1,425.9	1,367.3
Corporate	—	—	(1.9)

	$1,603.7	$1,425.9	$1,365.4

Segment Profit (Loss):
Industrial Performance Products	$58.9	$(72.7)	$70.6
Consumer Products	48.3	59.8	65.6

Total profits (losses) of reportable segments	107.2	(12.9)	136.2
Corporate	(54.4)	(49.3)	(35.5)

Operating income (loss)	52.8	(62.2)	100.7

Interest income (expense) - net	(25.2)	(25.8)	(27.6)
Other income (expense) - net	(24.1)	(10.8)	(14.9)

Income (loss) before income taxes	$3.5	$(98.8)	$58.2

Depreciation and Depletion Expense:
Industrial Performance Products	$53.6	$54.3	$53.7
Consumer Products	14.7	14.1	14.3
Corporate	21.7	19.1	7.3

	$90.0	$87.5	$75.3

Segment Assets:
Industrial Performance Products	$1,076.7	$932.5	$1,019.2
Consumer Products	474.7	440.6	296.1
Corporate	240.0	262.8	321.0

	$1,791.4	$1,635.9	$1,636.3

Investment in Unconsolidated Subsidiaries:
Industrial Performance Products	$10.1	$13.6	$11.3
Expenditures for Long-lived Assets:
Industrial Performance Products	$56.9	$43.7	$41.5
Consumer Products	22.1	16.3	19.9
Corporate	5.0	2.0	1.9

	$84.0	$62.0	$63.3

Geographic Information Net Sales to External Customers:
United States	$951.3	$873.4	$858.4
United Kingdom	97.2	102.5	126.0
Switzerland	224.9	189.7	158.3
Other foreign	330.3	260.3	222.7

	$1,603.7	$1,425.9	$1,365.4

Long-lived Assets:
United States	$520.0	$546.4	$515.1
United Kingdom	70.1	65.4	87.7
Other foreign	266.9	230.3	202.1

	$857.0	$842.1	$804.9

NOTE 18: INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

As of December 31, 2004, the Company's investment in unconsolidated affiliates consisted primarily of a 49% interest in Gulf Stabilizers Industries Limited, a Saudi Arabian manufacturer of antioxidants, and a 50% interest in Tetrabrom Technologies, Ltd., an Israeli manufacturer of tetrabromobisphenol-A. The Company is also a limited partner in certain low-income housing investments that generate benefits in the form of tax credits.

The Company's equity in losses of unconsolidated affiliates was $(0.5) million, $(3.5) million and $(2.1) million in 2004, 2003 and 2002, respectively.

NOTE 19: FINANCIAL INSTRUMENTS

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

It is the Company's policy to enter into foreign currency hedging transactions only to the extent considered necessary to achieve the objectives stated above. The Company does not enter into foreign currency transactions for trading purposes. The Company enters into forward contracts and option contracts to hedge portions of its foreign currency-denominated, forecasted sales and subsequent cash flows. The critical terms of the hedges are the same as the underlying forecasted transactions, and the hedges are considered perfectly effective to offset the changes in fair value of cash flows from the hedged transactions. Gains and losses on these instruments are generally recorded in other comprehensive income (loss) until the underlying transaction is recognized in net income.

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

In addition, the Company enters into certain foreign currency forward contracts that are not treated as hedges under SFAS No. 133 to hedge recognized foreign currency transactions. Gains and losses on these contracts are recorded in net earnings and are substantially offset by the earnings effect of the revaluation of the underlying foreign currency denominated transaction.

Gains and losses arising from the use of the above instruments are recorded in the statement of operations concurrently with gains and losses arising from the underlying hedged transactions. The impact on pretax income of the currency forwards and options used to mitigate gains and losses on foreign exchange was a net gain (loss) of approximately $4.8 million, $0.5 million and $4.4 million in 2004, 2003 and 2002, respectively.

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

During the years ended December 31, 2004, 2003 and 2002 the Company recognized $0.5 million, $4.0 million and $3.1 million of net losses, respectively, included in the cumulative translation adjustment, related to the forward foreign currency exchange contracts.

Interest Rate Risk Management

The Company has employed certain hedging instruments to minimize its exposure to changes in interest rates, including an interest rate swap agreement. In 2000, the Company terminated a swap arrangement and as a result recognized a $2.9 million gain, which is being amortized over the remaining term of the underlying 7% fixed rate notes that are due July 15, 2009. In 2003 and 2004, the Company entered into $50 million and $75 million interest rate swaps, respectively, accounted for as a fair value hedge to manage its exposure to interest rate changes.

Gains and losses arising from the use of such interest rate hedging instruments are recorded in the income statement concurrently with gains and losses arising from the underlying transactions. The impact on pretax income of interest rate risk management activities was a net gain of approximately $5.3 million in 2004, $3.9 million in 2003 and $2.1 million in 2002.

Natural Gas Price Risk Management

The Company consumes natural gas during the normal course of production. The fluctuations of natural gas prices can vary the costs of production. As part of its risk management strategy, the Company enters into fixed price swap and option contracts, including caps and floors, to manage its exposure to changes in natural gas prices. These natural gas contracts obligate the Company to make or receive a payment equal to the net change in the value of the contracts at their maturity. Such contracts are designated as hedges of the Company's forecasted purchases up to December 2004 and are effective in hedging the Company's exposure to changes in natural gas prices during this period.

The natural gas contracts that qualify as cash flow hedges under SFAS No. 133 are marked to market with unrealized gains and losses deferred and recognized in earnings when realized as an adjustment to cost of products sold. Unrealized changes in fair value of contracts no longer effective as hedges are recognized in cost of products sold from the date that the contracts become ineffective until their expiration. The impact on pretax income of natural gas risk management activities was a net gain (loss) of approximately $1.3 million in 2004, $0.4 million in 2003 and approximately $(1.1) million in 2002.

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

	2004			2003
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value

Long-term debt including current portion	$—	$439.3	$479.3	$—	$434.7	$485.9
Interest rate swap agreements	200.0	5.0	5.0	125.0	7.2	7.2
Foreign currency options and forward contracts	148.2	(0.6)	(0.6)	236.8	1.7	1.7
Natural gas options and swap contracts	—	—	—	4.7	0.8	0.8

The estimated fair value of long-term debt is based primarily on quoted market prices for the same or similar issues. The fair values of option, forward exchange and swap contracts are based on quoted market prices of comparable instruments.

Other Comprehensive Income (Loss)

The following table represents the movement of amounts in other comprehensive income (loss) of deferred cash flow hedges, net of tax, described above under foreign exchange risk and natural gas price management:

Balance at December 31, 2002	$—
Net change in derivative fair value during 2003	1.3
Amounts reclassified to earnings during 2003	0.2
Balance at December 31, 2003	$1.5
Net change in derivative fair value during 2004	(1.4)
Amounts reclassified to earnings during 2004	(0.3)

Balance at December 31, 2004	$(0.2)

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

NOTE 20: COMMITMENTS AND CONTINGENCIES

The Company has various purchase commitments for raw materials, supplies and plant and equipment incident to the ordinary conduct of business. All such commitments are at prices at or below current market. At December 31, 2004, the Company had committed approximately $25 million to complete capital projects.

At December 31, 2004, the Company had guaranteed $20.8 million of debt of an unconsolidated affiliate.

The Company has various operating leases primarily for the use of office space, computer equipment and services. Future minimum lease payments under these non-cancelable operating leases totaled approximately $72 million at December 31, 2004, due as follows: 2005 -$14 million; 2006 - $12 million; 2007 - $12 million; 2008 - $10 million; 2009 - $7 million; 2010 and thereafter, $17 million.

Rent expense for all operating leases amounted to $18 million, $20 million and $15 million for 2004, 2003 and 2002, respectively.

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

The Company and certain of its officers and employees have been named as defendants in five class action lawsuits filed in three counties in Georgia pertaining to the fire at the Company's Conyers warehouse on May 25, 2004 including the Davis case in Rockdale County, the Burtts and Hill cases in Fulton County and the Chapman and Brown cases in Gwinnett County. These suits seek recovery for economic and non-economic damages allegedly suffered as a result of the fire. The Company intends to vigorously defend against these lawsuits. The Company established a claims settlement process within one day of the fire to resolve all legitimate economic and personal injury claims raised by residents and businesses in Rockdale County, Georgia. While attorneys for certain plaintiffs attempted to stop this process, the Rockdale Superior Court ordered that the claims process continue in the interests of the citizens of that county. At the time of the fire, the Company maintained, and continues to maintain, property and general liability insurance. While the overall amount of damages caused by the fire to all third parties cannot be ascertained at this time, the Company recorded approximately $5 million in other income (expense) - net in 2004 for claims. The Company also incurred approximately $4 million of legal and claims processing fees in 2004 that were not reimbursable under the general liability policy. The Company believes that its general liability policies will adequately cover any third party claims and legal and processing fees beyond the amounts recorded through December 31, 2004.

The plaintiffs have attempted to consolidate various cases into the Hill case in Fulton County, and to that end, have attempted to voluntarily dismiss the Davis and Burtts cases. The Company successfully opposed the dismissal of the Davis case and the plaintiffs continue to appeal that outcome. The Burtts case has been stayed and that case, as well as the Chapman and Brown cases, remains inactive pending the outcome of the Davis appeal.

In May 2002, Albemarle Corporation filed two complaints against the Company in the United States District Court for the Middle District of Louisiana, one alleging that the Company had infringed on three process patents held by Albemarle Corporation relating to bromine vacuum tower technology, and the other alleging that the Company had infringed or contributed or induced the infringement of a patent relating to the use of decabromodiphenyl ethane as a flame retardant in thermoplastics. On a motion by the Company and over Albemarle's objection, the cases were consolidated. In addition, the Company has filed a counterclaim with the District Court in the flame retardant cases, alleging, among other things, that the Albemarle patent is invalid or was obtained as a result of inequitable conduct in the United States Patent and Trademark Office. In March 2004, Albemarle amended its complaints to add additional counts of patent infringement and trade secret violations. With respect to the Albemarle case, the Company believes that the allegations of the original complaints, as well as the allegations in the additional counts are without basis factually or legally, and intends to defend the cases vigorously.

OSCA, the interest in which the Company divested to BJ Services Company in May 2002, is a party to certain pending litigation regarding a blowout of a well in the Gulf of Mexico operated by Newfield Exploration Company. In the lawsuit, the plaintiffs claimed that OSCA and the other defendants breached their contracts to perform work-over operations on the well and were negligent in performing those operations. In April 2002, a jury found OSCA and the other defendants responsible for those claims and determined OSCA's share of the damages. In connection with the lawsuit, the Company asserted claims against its insurers and insurance brokers in support of insurance coverage for this incident. A related trial on these insurance coverage claims was conducted by the submission of legal briefs. Thereafter, the court issued its final judgments on the underlying liability claims and the insurance coverage claims, entering judgment against OSCA for a net amount of approximately $13.3 million plus interest, and finding that amount only partially covered by insurance. Pursuant to an indemnification agreement between the Company and BJ Services entered into at the time of the sale of OSCA (see Note 4 to the Consolidated Financial Statements), Great Lakes has agreed to pay BJ Services a certain percentage of any uninsured cash damages in excess of an amount paid by OSCA upon settlement or final determination of this pending litigation. As of December 31, 2004, the Company has a $9.5 million reserve recorded in discontinued operations for this indemnification liability. Great Lakes and BJ Services expect to appeal some or all of the liability and insurance coverage decisions.

In May 1998, the Company self-reported to the United States Department of Justice (DOJ) and the European Commission certain business practices that raised questions under antitrust laws. As a result of the Company's cooperation, the Company and its directors and employees were accepted into the DOJ's amnesty program. Concurrently, the Company sought favorable treatment under a program in the European Union that also rewards self-reporting and cooperation. In May 2003, the

Company received a letter from the EC Competition Directorate General officially notifying the Company of the Commission's decision not to pursue any proceedings.

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

Ten federal class action lawsuits and five California class action lawsuits naming the Company arose out of an alleged conspiracy concerning the pricing of bromine and brominated products, each of which claimed treble damages. The federal lawsuits were consolidated in the District Court for the Southern District of Indiana and certified as a class of direct purchasers of certain brominated products.

In September 2002, the Company agreed to settle all of the federal class action lawsuits. The settlement agreement affected direct purchasers from the Company of brominated diphenyl oxides (decabromodiphenyl oxide, octabromodiphenyl oxide and pentabromodiphenyl oxide) and their blends, tetrabromobisphenol-A and its derivatives and all methyl bromide products and their derivatives in the United States between January 1, 1995 and April 30, 1998. The Company agreed to a $4.1 million cash payment and $2.6 million in vouchers for the future purchase of decabromodiphenyl oxide and/or tetrabromobisphenol-A, to be distributed to class members.

Pursuant to the settlement agreement, the Company remitted the cash portion to an escrow account in November 2002, subject to final approval of the settlement agreement by the federal court, which was given in January 2003. In addition, as of December 31, 2004, the vouchers have been issued and substantially redeemed.

The California cases pending in the Superior Court for San Francisco County claim alleged violations of California competition laws and were stayed pending resolution of the federal cases. On December 17, 2004, the plaintiffs proposed terms of a settlement that the Company deemed acceptable and so communicated to the plaintiffs. Formal agreements and court approval have not yet been completed.

Litigation accruals of approximately $3.6 million and $8.0 million have been reflected in the Company's consolidated balance sheet related to continuing operations as of December 31, 2004 and 2003, respectively.

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

The Company provides reserves for environmental liabilities that management considers probable for which a reasonable estimate of the liability can be made. Accordingly, the Company's reserves for environmental liabilities, including reserves associated with restructuring charges, were approximately $40.6 million and $43.8 million at December 31, 2004 and 2003, respectively, with the current portion of these liabilities included in accrued expenses and the long-term portion included in non-current liabilities. While it is difficult to predict or determine the outcome of actions brought against the Company or the ultimate cost of environmental matters, management believes that the ultimate cost, if any, in excess of the amounts already provided is not likely to have a material adverse effect on its consolidated financial position, consolidated results of operations or liquidity.

In the fourth quarter of 2004, the Company entered into a Consent Administrative Order (CAO) with the Arkansas Department of Environmental Quality related to the Company's El Dorado, Arkansas, operations. Pursuant to the CAO, the Company will pay a civil penalty of $10,000; perform two supplemental environmental projects valued at approximately $200,000; install additional equipment and back-up power to enhance the effectiveness of certain equipment; and perform air permitting compliance audits of its El Dorado operations. The CAO resolves the Company's liability for certain alleged and potential Clean Air Act and state permit violations as well as any noncompliance that may be discovered during the course of the air permitting compliance audits.

NOTE 21: QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of the quarterly results of operations for the years ended December 31, 2004 and 2003 is as follows:

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(millions, except per share data) 2004 - Three Months Ended	March 31(1)	June 30(1)	September 30	December 31

Net Sales	$358.1	$443.2	$391.9	$410.5
Operating Expenses
Cost of products sold	291.1	343.4	313.4	329.5
Selling, general and administrative expenses	63.8	72.1	63.7	70.9
Asset impairments	0.3	4.6	(1.9)	—

Operating Income (Loss)	2.9	23.1	16.7	10.1
Interest Income (Expense) - net	(6.3)	(6.2)	(6.2)	(6.5)
Other Income (Expense) - net	(4.9)	(4.4)	(11.9)	(2.9)

Income (Loss) from Continuing Operations before Income Taxes and Cumulative Effect of Accounting Change	(8.3)	12.5	(1.4)	0.7
Income Taxes (Credit)	(2.7)	(13.7)	(0.2)	0.2

Income (loss) before Cumulative Effect of Accounting Change
- Continuing Operations	$(5.6)	$26.2	$(1.2)	$0.5
- Discontinued Operations	0.6	(12.6)	54.5	0.5
Cumulative Effect of Accounting Change, Net of Income Taxes	—	—	—	—
Net Income (Loss)	$(5.0)	$13.6	$53.3	$1.0
Earnings (Loss) per Share:
Basic and Diluted
Continuing Operations	$(0.11)	$0.52	$(0.03)	$0.01
Discontinued Operations	$0.01	$(0.25)	$1.08	$0.00
Cumulative Effect of Accounting Change	$0.00	$0.00	$0.00	$0.00
Net Income (Loss)	$(0.10)	$0.27	$1.05	$0.01

2003 - Three Months Ended	March 31(1)	June 30(1)	September 30	December 31

Net Sales	$324.7	$406.8	$365.7	$328.7
Operating Expenses
Cost of products sold	259.3	317.3	308.6	280.6
Selling, general and administrative expenses	56.4	60.3	69.7	66.8
Asset impairments	—	—	43.8	25.3

Operating Income (Loss)	9.0	29.2	(56.4)	(44.0)
Interest Income (Expense) - net	(6.6)	(6.8)	(6.4)	(6.0)
Other Income (Expense) - net	(3.3)	(0.5)	(2.7)	(4.3)

Income (Loss) from Continuing Operations before Income Taxes	(0.9)	21.9	(65.5)	(54.3)
Income Taxes	(0.4)	6.6	(47.9)	(17.0)

Income (Loss) before Cumulative Effect of Accounting Change
- Continuing Operations	$(0.5)	$15.3	$(17.6)	$(37.3)
- Discontinued Operations	3.0	3.6	(9.4)	(5.2)
Cumulative Effect of Accounting Change, Net of Income Taxes	(3.3)	—	—	—
Net Income (Loss)	$(0.8)	$18.9	$(27.0)	$(42.5)
Earnings per Share:
Basic and Diluted
Continuing Operations	$(0.01)	$0.30	$(0.35)	$(0.74)
Discontinued Operations	$0.06	$0.08	$(0.19)	$(0.10)
Cumulative Effect of Accounting Change	$(0.07)	$0.00	$0.00	$0.00
Net Income (Loss)	$(0.02)	$0.38	$(0.54)	$(0.84)

(1)
Amounts reported for the first and second quarters of 2004 and 2003 have been restated from the March 31, 2004 and June 30, 2004 Form 10-Qs as filed, due to the sale of WIL Research Laboratories in the third quarter of 2004 and its subsequent reporting as discontinued operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Great Lakes Chemical Corporation

We have audited the accompanying consolidated balance sheets of Great Lakes Chemical Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great Lakes Chemical Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Great Lakes Chemical Corporation's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2005 expressed an unqualified opinion thereon.

                      /s/  ERNST & YOUNG LLP

Indianapolis, Indiana
February 25, 2005

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2004, management, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective, in all material respects, in ensuring that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on a timely basis.

There have been no significant changes in the Company's internal controls or in other factors subsequent to the date of the evaluation that could significantly affect these controls.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for the establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) of the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance to management and the Board of Directors as to the fair, reliable and timely preparation and presentation of consolidated financial statements filed with the Securities and Exchange Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even processes determined to be effective can provide only reasonable assurance with respect to the financial statement preparation and presentation.

Management conducted an evaluation of the Company's internal controls over financial reporting based on a framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the effectiveness of controls and a conclusion on the evaluation. Based on this evaluation, management believes that as of December 31, 2004, the Company's internal control over financial reporting is effective.

The Company's independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management's assessment of internal control over financial reporting as of December 31, 2004 and that report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Great Lakes Chemical Corporation

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Great Lakes Chemical Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Great Lakes Chemical Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Great Lakes Chemical Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Great Lakes Chemical Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Great Lakes Chemical Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 of Great Lakes Chemical Corporation and our report dated February 25, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Indianapolis, Indiana
February 25, 2005

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information regarding directors of the Company is contained under the headings "Board and Committee Structure" and "Proposal One: Election of Directors" in the Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 5, 2005, which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934. This information is incorporated herein by reference. The executive officers of the Company are as follows:

John J. Gallagher, III
Chief Executive Officer
Officer since 2001

Mr. Gallagher, 41, joined Great Lakes in May 2001 as senior vice president and chief financial officer. In July 2003, he assumed additional responsibilities of global supply chain. He assumed his current position as president and chief executive officer in November 2004. Prior to joining Great Lakes, Mr. Gallagher was vice president and chief financial officer at UOP LLC, a $1.1 billion global joint venture of the Dow Chemical Company and Honeywell International, a position he held since 1999. Prior to UOP, Mr. Gallagher served in a number of positions of increasing responsibility at AlliedSignal (now Honeywell International) where he last held the position of vice president, finance and business development at Bendix Commercial Vehicle Systems. Prior to that, Mr. Gallagher had responsibilities for all of AlliedSignal as director, business analysis and planning, and previously director, finance and mergers and acquisitions. He also spent nine years at Price Waterhouse LLP (now PricewaterhouseCoopers LLP) as a management consultant on numerous M&A transactions, both in the United States and around the world. He is a member of the Board of Trustees for The Children's Museum of Indianapolis. Mr. Gallagher is a C.P.A. and holds a B.S. degree in Accounting from the University of Delaware.

Larry J. Bloom
Executive Vice President
and Chief Strategy Officer, Consumer Products
Officer since 2000

Mr. Bloom, 56, assumed the position of executive vice president of Great Lakes in 2000. He joined the Company in 1990 as a result of the acquisition by Great Lakes of Bio-Lab, Inc., where he served as president from 1987 until December 2004. In January 2005, Mr. Bloom became executive vice president and chief strategy officer, consumer products. From 1970 to 1987, he held various sales, marketing and technical positions with Bio-Lab, Inc. Mr. Bloom is a graduate of Georgia Institute of Technology, receiving a B.S. degree in Chemical Engineering.

Angelo C. Brisimitzakis
Executive Vice President, Flame Retardants
and Performance Products
Officer since 2000

Dr. Brisimitzakis, 46, joined Great Lakes in 1998 as vice president, global supply chain, following 14 years at General Electric Corporation, where he held leadership positions in sales, technology, business development, supply chain and business management functions. He was named an officer in 2000 and was named vice president for flame retardants in 2001. He assumed his current role in 2002. Dr. Brisimitzakis earned a Ph.D. in Chemistry from New York University and an M.B.A. in Marketing from New York University/Pace University.

Richard T. Higgons
Executive Vice President, Business Development
Officer since 2001

Mr. Higgons, 62, joined Great Lakes in 2001. Prior to joining Great Lakes, Mr. Higgons was staff vice president for corporate development with Mallinckrodt, Inc., a position he held for five years. From 1991 to 1995, Mr. Higgons was vice president for business development for Mallinckrodt's chemical business. From 1988 to 1991, Mr. Higgons held several senior management positions in finance, business development and strategic planning for Imcera Group, Inc. Mr. Higgons received a B.S. degree in Accounting from Indiana Northern University.

Maurizio Butti
Executive Vice President, Polymer Stabilizers
Officer since 2004

Mr. Butti, 47, joined Great Lakes in 1994 as business development manager - Polymer Stabilizers. He has held several positions within the Company, including director of corporate development - EMEA and Asia and vice president of business management and marketing - Polymer Stabilizers. He was named an officer and assumed his current position in May 2004. Prior to joining Great Lakes, Mr. Butti was new products development manager at SOL Industries and strategic planning manager with EniChem Synthesis SpA. Mr. Butti holds a degree in Chemical Engineering from Politecnico di Milano (Italy) and an M.B.A. from Bocconi University of Milano.

Kevin M. Dunn
Executive Vice President, Consumer Products
Officer since 2004

Mr. Dunn, 52, joined Great Lakes in December 2004 after serving as president of Playtex Products, Inc., Consumer Products Division. Prior to this, Mr. Dunn was president of the North America Household Products Division of Reckitt & Colman plc. He has also served in numerous marketing and general management positions with Eastman Kodak and Sterling Winthrop. Mr. Dunn holds a B.S. degree from New York University and an M.B.A. degree from St. John's University.

John B. Blatz
Senior Vice President,
Environmental, Health and Safety
Officer since 2001

Mr. Blatz, 53, joined Great Lakes in 2001. Prior to joining Great Lakes, Mr. Blatz was with Dexter Corporation for 10 years, where his last position was vice president, environmental & process management. Previous positions included managing director and general counsel of Goldman Financial Group, Inc. for two years; positions with Emhart Corporation, now a part of Black & Decker, from 1980 to 1988; associate counsel with Scott Paper Company from 1978 to 1980, and private practice with the law firm O'Connor & Hannan. Mr. Blatz earned a J.D. from the University of Minnesota Law School in 1976 and a B.A. from Dartmouth College in 1973.

Jeffrey Potrzebowski
Senior Vice President and Chief Financial Officer
Officer since 2004

Mr. Potrzebowski, 52, joined Great Lakes in 1993 as director of internal audit. He was named director of investor relations in 1996 and was promoted to vice president in 2002. He was named as an officer and assumed his current position in 2004. Prior to joining Great Lakes, he served as group controller from 1991 through 1993 for Stewart-Warner Corporation. He was previously a controller for USG Corporation and a senior manager for the audit firm of Price Waterhouse LLP (now PricewaterhouseCoopers LLP). Mr. Potrzebowski is a C.P.A. and graduated from the University of Toledo with a B.S. in Business Administration.

Richard J. Kinsley
Senior Vice President,
Human Resources & Communications
Officer since 1999

Mr. Kinsley, 47, joined Great Lakes in April 1999. Prior to joining Great Lakes, Mr. Kinsley served as vice president, human resources for the electronic materials division at AlliedSignal (now Honeywell International) for four years. Prior to AlliedSignal, he spent 10 years with The Pfaudler Companies, where he held senior management positions in sales and marketing, business development and human resources. Mr. Kinsley holds dual degrees in Economics and Business Administration from LeMoyne College and an M.B.A. from the University of Rochester.

Jeffrey M. Lipshaw
Senior Vice President,
General Counsel
Officer since 1999

Mr. Lipshaw, 50, joined Great Lakes in October 1999 after serving as of counsel with the Detroit-based law firm Dykema Gossett PLLC from February 1998. He was previously an associate and partner in the firm from 1979 until 1992. From 1993 through 1997, Mr. Lipshaw was vice president and general counsel of AlliedSignal Automotive in Southfield, Michigan. He holds an A.B. degree from the University of Michigan and a J.D. degree from Stanford University.

Zoe F. Schumaker
Senior Vice President and Chief Information Officer
Officer since 2001

Ms. Schumaker, 44, joined Great Lakes in 2001, after serving as vice president, information technology at Ingersoll-Rand Company's IR security and safety sector. From 1991 to 1999, Ms. Schumaker worked at Blount International, Inc., a diversified international manufacturer of outdoor products, industrial and power equipment, and sporting equipment, where she last held the position of vice president, information systems. From 1991 to 1997, Ms. Schumaker held several positions at Blount's outdoor products group, including director of information systems, manager of information systems and manager of systems development. Prior to 1991, Ms. Schumaker held positions in consulting and systems development. She earned a B.A. degree in Psychology from the University of California at Berkeley and an M.B.A. from the University of Oregon in 1995.

William L. Sherwood
Vice President and Corporate Controller
Officer since 2002

Mr. Sherwood, 43, joined Great Lakes in 2000 as director, financial reporting. He was named as an officer and assumed his current position in 2002. Prior to joining Great Lakes, Mr. Sherwood was with Ernst & Young LLP in Indianapolis, Indiana, for 16 years, where he was an auditor and senior manager in the audit and assurance practice. Mr. Sherwood is a C.P.A. and holds a B.S. degree in Accounting from Butler University.

Information relating to compliance with Section 16(a) of the Exchange Act is set forth under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2005 Proxy

Statement for the Company's Annual Meeting of Stockholders to be held on May 5, 2005 and is incorporated herein by reference.

Information relating to the Company's Code of Business Conduct is set forth under the heading "Governance" in the Company's 2005 Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 5, 2005, and is incorporated herein by reference.

Item 11.    Executive Compensation

This information is set forth under the heading "Executive Compensation and Other Information" in the Company's 2005 Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 5, 2005 and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Company's 2005 Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 5, 2005 and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

None.

Item 14.    Principal Accounting Fees and Services

This information is set forth under the heading "Fees Paid to Independent Auditors" in the Company's 2005 Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 5, 2005 and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)    Financial Statements

The following consolidated financial statements of Great Lakes Chemical Corporation and related notes thereto, together with the report thereon of Ernst & Young LLP dated February 25, 2005, appearing on pages 26 through 56 are included herein:

  Consolidated Statements of Operations - Years ended December 31, 2004, 2003 and 2002
  Consolidated Balance Sheets - December 31, 2004 and 2003
  Consolidated Statements of Cash Flows - Years ended December 31, 2004, 2003 and 2002
  Consolidated Statements of Stockholders' Equity - Years ended December 31, 2004, 2003 and 2002
  Notes to Consolidated Financial Statements - December 31, 2004.

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

(a)(3)    Exhibits:

Exhibit No.	Description
(3)(i)	Restated Certificate of Incorporation (incorporated by reference to Exhibit (3)(i) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003, SEC File Number 001-06450)
(3)(ii)	Amended and Restated By-Laws adopted by the Board of Directors on February 7, 2005.
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
(10)(ii)
Non-Qualified Deferred Compensation Plan, effective January 1, 2004 (incorporated by reference to Exhibit (10)(iv) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, SEC File Number 001-06450)
(10)(iii)	Standard Form of Severance Agreements (incorporated by reference to Exhibit (10)(iv) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, SEC File Number 001-06450)
(10)(iv)(a)
Non Employee Directors' Deferred and Long Term Compensation Plan (incorporated by reference to Exhibit (10)(vi) the Company's Annual Report on Form 10-K for the year ended December 31, 1997, SEC File Number 001-06450)
(10)(iv)(b)
Amendment No. 1 to Non Employee Directors' Deferred and Long Term Compensation Plan, effective May 6, 1998 (incorporated by reference to Exhibit (10)(v) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, SEC File Number 001-06450)
(10)(v)(a)
Death Benefit Only Plan, effective April 1, 2003 (incorporated by reference to Exhibit (10)(vii)(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, SEC File Number 001-06450)
(10)(v)(b)
Amendment No. 2003-1 to Death Benefit Only Plan, effective July 18, 2003 (incorporated by reference to Exhibit (10)(vii)(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, SEC File Number 001-06450)
(10)(vi)	Form of Amended Change in Control Agreement (portions omitted pursuant to request for confidential treatment)
(10)(vii)	Change in Control Agreement between John J. Gallagher, III and the Company effective December 2, 2004 (portions omitted pursuant to request for confidential treatment)
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
(10)(xiv)	Resignation Agreement and Limited Release between Mark P. Bulriss and the Company dated November 5, 2004.
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
(10)(xviii)	Incentive Compensation Plan, effective for fiscal year 2005
(10)(xix)	Severance Plan for Employees Covered Under the Corporate Change in Control Agreements, effective as of May 3, 1996, as amended.

(21)	Subsidiaries
(23)	Consent of Independent Auditors
(31)(i)(a)	Rule 13a-14(a)/15d-14(a) Certifications
(31)(i)(b)	Rule 13a-14(a)/15d-14(a) Certifications
(32)(i)(a)	Section 1350 Certification
(32)(i)(b)	Section 1350 Certification

(b)    Reports on Form 8-K

  During the fourth quarter of 2004 and through March X, 2005, the Company furnished the following reports on Form 8-K to the Securities and Exchange Commission.

  Information provided under Item 1.01 of Form 8-K:

  •
  Form 8-K filed October 1, 2004, reporting the press release announcing the sale of WIL Research Laboratories.

  •
  Form 8-K filed November 12, 2004, reporting the entry into a termination agreement with a principal officer.

  •
  Form 8-K filed December 8, 2004, reporting the entry into a compensation agreement with a principal officer.

  Information provided under Item 2.02 of Form 8-K:

  •
  Form 8-K filed October 21, 2004, reporting the third quarter and year-to-date 2004 results

  •
  Form 8-K filed February 3, 2005, reporting the fourth quarter and full year 2004 results

  Information provided under Item 2.03 of Form 8-K:

  •
  Form 8-K filed November 1, 2004, reporting the creation of a direct financial obligation.

  Information provided under Item 7.01 of Form 8-K:

  •
  Form 8-K filed October 14, 2004, reporting the press release announcing a change in reporting segments effective September 30, 2004.

  •
  Form 8-K filed December 15, 2004, providing prior quarter income statements for 2004 and 2003 restated for segment changes effective September 30, 2004.

  •
  Form 8-K filed February 2, 2005, reporting the press release announcing a change in reporting segments effective December 31, 2004.

SCHEDULE II

GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
DECEMBER 31, 2004

		Additions
	Balance at Beginning of Period					Balance at End of Period
Description		Charges to Costs and Expenses	Charged to Other Accounts	Deductions

2004:
Reserve deducted from asset:
Allowance for doubtful accounts receivable	$3,907,000	$(85,000)	$—	$1,603,000	(A)	$2,219,000
2003:
Reserve deducted from asset:
Allowance for doubtful accounts receivable	$4,676,000	$76,000	$—	$845,000	(A)	$3,907,000
2002:
Reserve deducted from asset:
Allowance for doubtful accounts receivable	$5,773,000	$1,809,000	$—	$2,906,000	(A)	$4,676,000

(A)
Uncollectible accounts receivable written off, net of recoveries and foreign currency translation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT LAKES CHEMICAL CORPORATION (Registrant)
Date	March 4, 2005	/s/ John J. Gallagher III John J. Gallagher III, Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date	March 4, 2005	/s/ Jeffrey Potrzebowski Jeffrey Potrzebowski, Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Date	March 4, 2005	/s/ William L. Sherwood William L. Sherwood, Vice President and Corporate Controller (Principal Accounting Officer)
Date	March 4, 2005	/s/ Nigel D. T. Andrews Nigel D. T. Andrews, Chairman
Date	March 4, 2005	/s/ James W. Crownover James W. Crownover, Director
Date	March 4, 2005	/s/ Thomas M. Fulton Thomas M. Fulton, Director
Date	March 4, 2005	/s/ Martin M. Hale Martin M. Hale, Director
Date	March 4, 2005	/s/ Louis E. Lataif Louis E. Lataif, Director
Date	March 4, 2005	/s/ John C. Lechleiter John C. Lechleiter, Director
Date	March 4, 2005	/s/ Mack G. Nichols Mack G. Nichols, Director
Date	March 4, 2005	/s/ Jay D. Proops Jay D. Proops, Director

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
  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
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