Form 10-K/A
period 2004-12-31
GREAT LAKES CHEMICAL CORP
filed 2005-04-01
CIK 43362

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

Explanatory Note

        Great Lakes Chemical Corporation has entered into an Agreement and Plan of Merger dated as of March 8, 2005, with Crompton Corporation pursuant to which a wholly owned subsidiary of Crompton will merge with and into the Company. Because of the proposed merger, the Company does not intend to hold an annual meeting of stockholders in the event that the merger is completed. As a result, this amendment to the Great Lakes Chemical Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2004 is being filed to (i) add information required by Part III of Form 10-K, which was cross-referenced to the Company's 2005 Proxy Statement for the Annual Meeting of Stockholders in the Form 10-K originally filed on March 4, 2005; and (ii) add two exhibits for which the Company has withdrawn a request filed with the Securities and Exchange Commission for confidential treatment of portions of such documents.

        This amendment does not amend or update any other information set forth in the original Annual Report on Form 10-K for the fiscal year ended December 31, 2004 previously filed on March 4, 2005.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Great Lakes Chemical Corporation's annual meeting of shareholders for 2005 has been postponed due to the pending merger with Crompton Corporation. If the merger remains unconsummated into late 2005, an annual shareholders meeting will be scheduled at a later date. As used in this report, except where otherwise stated or indicated by the context, "Great Lakes" or "the Company" means Great Lakes Chemical Corporation and its consolidated subsidiaries.

Directors

        The following persons currently serve as directors of the Company:

Nigel D. T. Andrews
Director since 2000

        Mr. Andrews, 57, was named non-executive Chairman of the Board of Directors of the Company in November 2004. He is a venture partner of Internet Capital Group. Mr. Andrews was managing director of Internet Capital Group from 2000 to 2001. He served as executive vice president of GE Capital from 1993 to 2000, and prior to that, as vice president and general manager of GE Plastics-Americas. During Mr. Andrews's 13-year career with GE, he also served as vice president for corporate business development reporting to the chairman. Before joining GE, Mr. Andrews was a partner at Booz-Allen & Hamilton. Mr. Andrews is a director of Old Mutual plc, a trustee of Victory Funds, and a governor of the London Business School.

James W. Crownover
Director since 2000

        Mr. Crownover, 61, retired in 1998 as a director of the global management consulting firm of McKinsey & Company. During his 30-year career with McKinsey, Mr. Crownover served as managing director and head of its southwest practice, a member of its board of directors, and head of its North American energy practice. He currently serves as a director of Unocal Corp., Weingarten Realty Investors and Allied Waste Industries, Inc. Mr. Crownover serves as a trustee of Rice University and St. John's School, and as a director of the Houston Grand Opera, Project Grad, and the United Way of Texas Gulf Coast.

Thomas M. Fulton
Director since 1995

        Mr. Fulton, 71, retired in 1998 as president and chief executive officer of Landauer, Inc., a provider of radiation monitoring services. Prior to joining Landauer in 1978, his career included various management positions at Union Carbide Corporation, BASF Corporation and ICN Pharmaceuticals, Inc. Mr. Fulton is a recently retired director of Landauer, Inc., and he was previously a director of Octel Corp. Mr. Fulton serves on the boards of the Advocate South Suburban Hospital, and the Eastside Renewal Foundation. He also serves as a life trustee of the Chicago Theological Seminary.

Martin M. Hale
Director since 1979

        Mr. Hale, 64, served as nonexecutive chairman of the Board from 1995 until May 2000. From 2000 to 2002, he served as the executive vice president of Hellman, Jordan Management Co., Inc., a registered investment advisor specializing in asset management, a position he also held from 1983 until

December 31, 1999. Prior to 1983, Mr. Hale was president and chief executive officer of Marsh & McClennan Asset Management Company. He currently serves as a director of Octel Corp. and previously served as a director of OSCA, Inc. Mr. Hale is a trustee of the Museum of Fine Arts, Boston.

Louis E. Lataif
Director since 1995

        Mr. Lataif, 66, is dean of the School of Management at Boston University, a position he assumed in 1991 after a distinguished 27-year career with Ford Motor Corporation. At Ford, Mr. Lataif held positions that included corporate vice president and general manager of the Ford Division, corporate vice president of North American Sales Operations and president of Ford of Europe. Mr. Lataif also serves on the boards of Sanyo Electric Co., Inc., Intier Automotive, Interaudi Bank (formerly Bank Audi, U.S.A.), Group 1 Automotive, Magna Entertainment Corporation, and the Iacocca Foundation.

John C. Lechleiter
Director since 1999

        Dr. Lechleiter, 51, is executive vice president, pharmaceutical operations at Indianapolis-based Eli Lilly and Company, which is principally engaged in the discovery, development, manufacture and sale of prescription pharmaceuticals. Since joining Eli Lilly in 1979, Dr. Lechleiter has held various positions of increasing responsibility including director, pharmaceutical product development in the United Kingdom; executive director, pharmaceutical product development for Lilly Research Laboratories; vice president, development and regulatory affairs; senior vice president, pharmaceutical products; and executive vice president, pharmaceutical products and corporate development. Dr. Lechleiter is a member of the American Chemical Society. Dr. Lechleiter serves as a distinguished advisor of the Children's Museum of Indianapolis and as the chair of the Board of Corporate Advisors of the American Diabetes Association. He also serves on the Board of Trustees of Xavier University (Cincinnati, OH).

Mack G. Nichols
Director since 1998

        Mr. Nichols, 66, retired in 1998 as president, chief operating officer and director of Mallinckrodt Inc., a diversified chemical and healthcare company. He has served as a director of OSCA, Inc., A. P. Green Industries, Inc., the National Association of Manufacturers and the Chemical Manufacturers Association (now known as the American Chemistry Council). Mr. Nichols currently serves as a board member for Habitat for Humanity of Eagle and Lake Counties, Colorado. Mr. Nichols has also served as chairman of the Metropolitan St. Louis YMCA, as a board member for the Saint Louis Art Museum and as a member of the Chancellor's Council for the University of Missouri-St. Louis.

Jay D. Proops
Director since 1996

        Mr. Proops, 63, is the retired co-founder and former vice chairman of the Vigoro Corporation, a leading North American manufacturer and distributor of fertilizers and related products. During his career with Vigoro, Mr. Proops served as its vice chairman, president, and chief financial officer and as a director. Prior to founding Vigoro, Mr. Proops held a number of senior management positions with Emerson Electric Corporation and Esmark, Inc. Mr. Proops currently serves as a director of AMCOL International Corp. He serves as a member of the board of trustees of the Allendale Association; as Chairman of the Board and director of the Lincoln Park Zoological Society; and the Montana Land Reliance.

        Mark P. Bulriss, who served as a director since 1998, and as Chairman since May 2000, resigned from the Board of Directors on November 5, 2004.

        The Board of Directors is responsible for the oversight of the Company. The Board adopted a governance guideline statement, which is available from the "Investors" section of the Company's web site at www.greatlakes.com. A copy of the governance guidelines statement is also available without charge upon request to the secretary of the Company at its offices in Indianapolis, Indiana. The Board has determined that each of the directors has no material relationship with the Company and is independent within the meaning of the New York Stock Exchange's director independence standards and the Company's director independence standards as described in the governance guidelines statement.

        Independent directors meet on a regular basis apart from other board members and management representatives. Until December, 2004, James W. Crownover served as presiding independent director and was responsible for setting the agenda and chairing these meetings. The position of presiding independent director was eliminated in December 2004 due to the appointment of Mr. Andrews as non-executive chairman of the Board. Since that time, Mr. Andrews is responsible for setting the agenda and chairing meetings of the independent directors. Any interested party who desires to make any concerns known to the chairman or to the directors as a group may do so in writing in care of the secretary of the Company, who will forward the communication to the non-executive chairman without review by management, if so requested by the interested party.

        Pursuant to the By-Laws, the Board has established the Audit Committee as one of five standing committees of the Board. The members of the Audit Committee are Louis E. Lataif, Chairman, Martin M. Hale, John C. Lechleiter and Jay D. Proops.

        The Board has determined that each member of the Audit Committee is independent in accordance with the requirements of the New York Stock Exchange and each is financially literate and experienced in financial matters. Further, the Board has determined that each of the following members of the Audit Committee is an "audit committee financial expert" for purposes of the Sarbanes-Oxley Act: Jay D. Proops, Martin M. Hale and Louis E. Lataif. The Board based its determination in part upon the following: Mr. Proops' experience as the chief financial officer of a publicly-held corporation; Mr. Hale's experience as the executive vice president of a registered investment advisor specializing in asset management; and Mr. Lataif's relevant experience as the former president of Ford of Europe, as the dean of a prominent business school and as a member of the audit committees of two other publicly-held corporations.

        The charters for the Audit Committee, Compensation and Incentive Committee and Governance and Nominating Committee, respectively, are available from the "Investors" section of the Company's web site at www.greatlakes.com and are available without charge upon request to the secretary of the Company at its offices in Indianapolis, Indiana.

        There have been no material changes to the procedures by which shareholders may recommend nominees to the Company's Board of Directors subsequent to the disclosure of such procedures incorporated in the Company's previous annual report.

        The Company's 2004 Annual CEO Certification was filed with the New York Stock Exchange on May 19, 2004, as required by the NYSE's Corporate Governance listing standards.

Officers

        The executive officers of the Company are as follows:

John J. Gallagher, III
Chief Executive Officer
Officer since 2001

        Mr. Gallagher, 41, joined Great Lakes in May 2001 as senior vice president and chief financial officer. In July 2003, he assumed additional responsibilities of global supply chain. He assumed his current position as chief executive officer in November 2004. Prior to joining Great Lakes, Mr. Gallagher was vice president and chief financial officer at UOP LLC, a $1.1 billion global joint venture of the Dow Chemical Company and Honeywell International, a position he held since 1999. Prior to UOP, Mr. Gallagher served in a number of positions of increasing responsibility at AlliedSignal (now Honeywell International) where he last held the position of vice president, finance and business development at Bendix Commercial Vehicle Systems. Prior to that, Mr. Gallagher had responsibilities for all of AlliedSignal as director, business analysis and planning, and previously director, finance and mergers and acquisitions. He also spent nine years at Price Waterhouse LLP (now PricewaterhouseCoopers LLP) as a management consultant on numerous M&A transactions, both in the United States and around the world. He is a member of the Board of Directors of the American Chemistry Council and the Board of Trustees for The Children's Museum of Indianapolis. Mr. Gallagher is a C.P.A. and holds a B.S. degree in Accounting from the University of Delaware.

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

Maurizio E. Butti
Executive Vice President, Polymer Stabilizers
Officer since 2004

        Mr. Butti, 47, joined Great Lakes in 1994 as business development manager—Polymer Stabilizers. He has held several positions within the Company, including director of corporate development—EMEA and Asia and vice president of business management and marketing—Polymer Stabilizers. He was named an officer and assumed his current position in May 2004. Prior to joining Great Lakes, Mr. Butti was new products development manager at SOL Industries and strategic planning manager with EniChem Synthesis SpA. Mr. Butti holds a degree in Chemical Engineering from Politecnico di Milano (Italy) and an M.B.A from Bocconi University of Milano.

Kevin M. Dunn
Executive Vice President, Consumer Products
Officer since 2004

        Mr. Dunn, 52, joined Great Lakes in December 2004 after serving as president of Playtex Products, Inc., Consumer Products Division. Prior to this, Mr. Dunn was President of the North American Household Products Division of Reckitt & Colman plc. He has also served in numerous marketing and general management positions with Eastman Kodak and Sterling Winthrop. Mr. Dunn holds a B.S. degree from New York University and an M.B.A. degree from St. John's University.

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

Jeffrey M. Lipshaw
Senior Vice President and General Counsel
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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10 percent of the Company's capital stock, to file with the Securities and Exchange Commission and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of any securities of the Company.

        Based solely on a review of the copies of such reports furnished to the Company and written representation that no other reports were required, the Company believes that all Section 16(a)

reporting requirements were met, with the following exceptions: Mr. Butti inadvertently filed a Form 4 six days late reporting the receipt of stock options from the Company; Mr. Kinsley inadvertently filed a Form 4 nine days late reporting the receipt of restricted stock units from the Company; and Mr. Henri Steinmetz, a former officer of the Company, filed a Form 4 one day late reporting the exercise of stock options.

Code of Business Conduct

        The Company's Code of Business Conduct applies to all employees worldwide and incorporates a code of ethics applicable to its senior financial officers, in accordance with the requirements of the Sarbanes-Oxley Act ("Act") and the Securities and Exchange Commission's final rule implementing Section 406 of the Act. The portion of the Great Lakes Code of Business Conduct (effective as of January 1, 2003) complying with the Act is available from the "Investors" section of the Company's website at www.greatlakes.com. A copy of this portion of the Code of Business Conduct is available without charge upon request to the secretary of the Company at its offices in Indianapolis, Indiana.

        All employees, including the chief executive officer and the senior financial officers of the Company, are prohibited from engaging in activities that would constitute conflicts of interest. The Company's Code of Business Conduct includes provisions specifically designed to ensure that the chief financial officer, controller and other senior financial officers promote honest and ethical conduct, and a full, fair, accurate and timely disclosure in the reports filed with the Securities and Exchange Commission and other public communications. Additionally, the Code of Business Conduct encourages employees to report potential violations and acknowledges the Audit Committee's obligation to establish procedures for confidential and anonymous reporting. A toll-free number is published on the Company's internal website for this confidential and anonymous reporting.

ITEM 11.    EXECUTIVE COMPENSATION

Directors' Compensation

        In 2004, non-employee directors were paid an annual retainer of $40,000. In addition, the Company agreed to pay Mr. Andrews, as non-executive Chairman of the Board, an additional annual retainer of $110,000. Non-employee directors who chair a committee and the presiding independent director were paid an additional annual retainer as follows:

  (i)
  The chair of the Audit Committee: $10,000;

  (ii)
  The chair of the Compensation and Incentive Committee: $7,500;

  (iii)
  The presiding independent director: $7,500; and

  (iv)
  All other committee chairpersons: $5,000.

        In addition to the annual retainer, non-employee directors are paid as follows:

  (i)
  $1,000 per day for each Board meeting attended;

  (ii)
  $1,000 for each committee meeting attended;

  (iii)
  $1,000 per day for special assignments; and

  (iv)
  Reimbursement of expenses for travel, lodging and related expenses incurred while attending Board and committee meetings.

        The position of presiding independent director was eliminated in December 2004 due to the appointment of a non-executive Chairman of the Board. Mr. Bulriss, the only employee of the Company who served as a director during 2004, received no additional compensation for serving on the Board or any Board committee.

        In 2004, each non-employee director received an option to acquire 3,000 shares of Common Stock at $24.46 per share, the closing price of the Company's Common Stock on the New York Stock Exchange on the day before the grant. Each option has a term of 10 years and is exercisable in three equal installments commencing one year from the date of grant.

        Each non-employee director may elect to defer all or a portion of his cash compensation and have such compensation credited to his account under the Deferred and Long-Term Compensation Plan. Amounts credited accrue interest at a rate equal to 90 percent of the prime interest rate of the JPMorgan Chase Bank. Payments generally may be made in a lump sum or in annual installments over 10 years beginning on the date on which the director retires or resigns from the Board. The entire undistributed deferred amounts (plus interest) will be distributed in a lump sum upon the participating director's death. Upon a change in control, each director will be entitled to a lump sum cash payment of all amounts credited to his deferred account.

        In lieu of a retirement plan, each non-employee director received a grant of phantom stock units, as follows: Mr. Andrews—2,829; Mr. Crownover—2,652; Mr. Fulton—3,293; Mr. Hale—2,563; Mr. Lataif—2,747; Dr. Lechleiter—1,947; Mr. Nichols—2,630; and Mr. Proops—2,477.

        Phantom stock units are not Common Stock. Each phantom stock unit represents the right to receive payment from the Company in cash in an amount equal to the market value of a share of Common Stock on the date of payment. Phantom stock units do not have voting rights. Such units become fully vested after five years of service. Phantom stock units are recorded in a long-term compensation account, and the account is credited with the equivalent cash value of dividends and other distributions payable to holders of Common Stock. Payment from such long-term account may be made in a lump sum or in annual installments over 10 years commencing on the later of the director's retirement or the day on which he attains age 70. Upon a change in control of the Company, each director will be paid the entire balance in his long-term account in a lump sum cash distribution.

        The Company provides each non-employee director with a term life insurance policy of $50,000 and accidental death and dismemberment insurance of $200,000.

Executive Compensation

        The following table sets forth certain information regarding compensation paid during 2004 to Mark P. Bulriss, the Company's former chairman, president and chief executive officer, John J. Gallagher III, chief executive officer, and each of the Company's four other most highly compensated executive officers serving at December 31, 2004 (the "Named Executives").

SUMMARY COMPENSATION

Long-Term Compensation Awards
Annual Compensation
							Restricted Stock Award(s) (1)			Securities Underlying Options/SARs (#)(2)
Name/Principal Position	Year	Salary		Bonus	Other Annual Compensation						All Other Compensation (3)
Mark P. Bulriss Former Chairman, President and Chief Executive Officer	2004 2003 2002	$742,846 856,808 823,154	(4)	— 217,500 650,000	$55,918 70,678 59,369	(5) (5) (5)	$	— — —		$100,000 175,000 160,000	$6,254,591 45,064 64,400	(6)
John J. Gallagher III(7) Chief Executive Officer	2004 2003 2002	392,461 324,000 301,154		311,100 105,183 174,500	— — —			— — —		40,000 40,000 40,000	39,613 14,865 24,200
Angelo C. Brisimitzakis Executive Vice President, Flame Retardants and Performance Products	2004 2003 2002	308,808 276,346 250,961		227,500 89,680 132,000	— — —			— — —		35,000 35,000 30,000	53,323 10,789 19,300
Jeffrey M. Lipshaw Senior Vice President and General Counsel	2004 2003 2002	288,923 276,115 271,038		103,250 64,125 129,000	— — —			— — —		33,000 33,000 33,000	33,257 12,109 25,100
Richard T. Higgons Executive Vice President, Business Development	2004 2003 2002	270,846 258,577 250,961		123,200 120,244 126,000	— — —			— — —		35,000 35,000 35,000	13,042 11,495 6,923
Maurizio E. Butti Executive Vice President, Polymer Stabilizers	2004 2003 2002	250,427 209,167 205,738		208,635 32,993 43,117	49,583 38,000 44,544	(8) (8) (8)		113,450 — —	(9)	25,500 4,500 4,500	— — —

(1)
Includes awards of restricted shares of Common Stock and awards of restricted stock units. Restricted shares and restricted stock units are subject to forfeiture if employment is terminated prior to vesting of the award, except if termination of employment is due to death, disability or a change in control of the Company. Each restricted stock unit represents one share of the Company's Common Stock, and vesting entitles the holder to one share of Common Stock, subject to withholding and other taxes. Restricted stock units do not have the right to receive dividends and do not carry voting rights.

(2)
Options to acquire shares of Common Stock.

(3)
All Other Compensation includes termination payments to Mark P. Bulriss in the amount of $6,144,269. All Other Compensation also includes employer matching contributions under the Company's 401(k) plan and the supplemental savings plan, and gains realized on the nonqualified deferred compensation plan. The nonqualified deferred compensation plan was adopted January 1, 2004, and supersedes the supplemental savings plan. The amounts of employer matching contributions under the 401(k) plan and supplemental savings plan for each of the Named Executives is as follows: Mr. Bulriss—$6,912 (2004), $45,064 (2003), and $24,600 (2002); Mr. Gallagher—$6,994 (2004), $14,865 (2003) and $9,000 (2002); Dr. Brisimitzakis—$6,853 (2004), $10,789 (2003) and $7,500 (2002); Mr. Lipshaw—$6,817 (2004), $12,109 (2003), and $8,100 (2002); and Mr. Higgons—$6,771 (2004), $11,495 (2003) and $6,923 (2002). The amount of gains realized on the nonqualified deferred compensation plan for each of the Named Executives for 2004 is as follows: Mr. Bulriss—$103,410; Mr. Gallagher—$32,619; Dr. Brisimitzakis—$46,470; Mr. Lipshaw—$26,440; and Mr. Higgons—$6,271. Mr. Butti is employed by the Company's subsidiary in Switzerland and does not participate in the 401(k) plan, the supplemental savings plan or the nonqualified deferred compensation plan. The "split-dollar" life insurance coverage previously provided by the Company was terminated in 2003. The actuarially determined value of the premiums, which is included in All Other Compensation in 2002, is not applicable for 2004 and 2003. These amounts included for 2002 are as follows: Mr. Bulriss—$39,800; Mr. Gallagher—$15,200; Dr. Brisimitzakis—$11,800; Mr. Lipshaw—$17,000; Mr. Higgons and Mr. Butti did not participate in this program.

(4)
Mr. Bulriss served as president and chief executive officer until his resignation effective November 5, 2004.

(5)
Other Annual Compensation includes personal use by Mr. Bulriss of the Company's plane in the amounts of $17,618 (2004), $21,264 (2003) and $31,229 (2002); auto allowance in the amounts of $18,135 (2004), $20,500 (2003), and $17,446 (2002); and supplemental long-term disability premiums in the amounts of $19,819 (2004), $28,914 (2003) and $10,693 (2002).

(6)
Pursuant to a Resignation Agreement and Limited Release ("Agreement") dated November 5, 2004, effective as of the date of the Agreement, Mr. Bulriss resigned from his positions as president and chief executive officer of the Company and as a member of the Board of Directors of the Company for good reason under the terms of his Employment Agreement dated as of April 1, 1998. As required by his Employment Agreement, Mr. Bulriss received termination payments of $6,144,269.

(7)
Mr. Gallagher became chief executive officer on November 5, 2004. For all other periods covered by the table, he served as senior vice president and chief financial officer.

(8)
Other Annual Compensation for Mr. Butti includes an auto allowance in the amounts of $21,291 (2004), $13,568 (2003) and $16,346 (2002); and a school fee allowance in the amounts of $28,292 (2004), $24,432 (2003) and $28,198 (2002).

(9)
Represents the fair market value of 5,000 restricted stock units awarded to Mr. Butti on March 24, 2004. The fair market value of the restricted stock units at the time of the award was $113,450. At December 31, 2004, the fair market value of the restricted stock units was $142,450, based on the per share closing price of the Common Stock on the New York Stock Exchange on that date. Subject to Mr. Butti's continued employment with the Company, the units vest as follows: 2,000 units—March 24, 2007; and 3,000 units—March 24, 2009.

Option Grants in 2004

        The following table provides information related to options granted to the Named Executives during 2004:

OPTION GRANTS IN 2004

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
Name	Number of Securities Underlying Options Granted #(1)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)(2)	Expiration Date	5%	10%
Mark P. Bulriss(4)	100,000	10.8%	$25.03	11/05/07	$1,574,122	$3,989,137
John J. Gallagher III	40,000	4.3	25.03	02/14/14	629,649	1,595,655
Angelo C. Brisimitzakis	35,000	3.8	25.03	02/14/14	550,943	1,396,198
Jeffrey M. Lipshaw	33,000	3.5	25.03	02/14/14	519,460	1,316,415
Richard T. Higgons	35,000	3.8	25.03	02/14/14	550,943	1,396,198
Maurizio E. Butti	5,500 20,000	0.6 2.2	25.03 24.80	02/14/14 05/05/14	86,577 311,931	219,403 790,496

(1)
These options were granted under the 1998 Stock Compensation Plan and the 2002 Stock Option and Incentive Plan. Each option has a term of 10 years and is exercisable in three equal installments commencing one year from date of grant, with full vesting occurring on the third anniversary date of the grant or on the retirement of an employee over 62 years of age under certain circumstances.

(2)
The exercise price is the fair market value of the Company's Common Stock at the time of grant of the stock option.

(3)
These hypothetical values are based on assumed annual growth rates of 5 percent and 10 percent in the value of the Company's stock price over the entire 10-year life of these options. These assumed rates of growth are selected by the Securities and Exchange Commission for illustration purposes only and are not intended to predict future stock prices, which will depend upon market conditions and the Company's future performance. Based on the number of shares of Common Stock of the Company outstanding as of January 31, 2004, such an increase of 5 percent would produce a corresponding gain of approximately $0.7 billion for the Company's shareholders, and an increase of 10 percent would produce a corresponding gain of approximately $1.7 billion for the Company's shareholders. If the Company's stock price does not increase above the exercise price at the time of exercise, the realized value to the Named Executives from these options will be zero.

(4)
As a result of his resignation, pursuant to the terms of his Employment Agreement, all of Mr. Bulriss' stock options vested immediately on November 5, 2004, the date of his resignation from the Company. Any unexercised stock options may be exercised by Mr. Bulriss for three (3) years from the date of his termination of employment.

Option Exercises in 2004 and Value of Options at December 31, 2004

        The following table provides information related to options exercised by the Named Executives during 2004 and the number and value of options held at year-end. The Company does not have any stock appreciation rights outstanding.

				Number of Securities Underlying Unexercised Options at Fiscal Year End (#)		Value of Unexercised In-the-Money Options at Fiscal Year End ($) (1)
Name	Shares Acquired on Exercise (#)		Value Realized ($)	Exercisable	Unexercisable(5)	Exercisable	Unexercisable(5)
Mark P. Bulriss(4)	331,500	(2)	$2,301,364	1,103,500	—	$366,195	—
John J. Gallagher III	—		—	59,999	80,001	264,660	408,140
Angelo C. Brisimitzakis	—		—	75,666	68,334	209,945	346,305
Jeffrey M. Lipshaw	—		—	93,000	66,000	218,350	336,710
Richard T. Higgons	—		—	59,999	70,001	231,577	357,123
Maurizio E. Butti	1,500(3)		$8,332	13,348	30,000	20,040	123,175

(1)
Value based on closing price of the Company's Common Stock at December 31, 2004, minus the exercise price multiplied by the number of shares to which the option relates.

(2)
Mr. Bulriss exercised and sold 331,500 options during 2004.

(3)
Mr. Butti exercised and sold 1,500 options during 2004.

(4)
As a result of his resignation, pursuant to the terms of his Employment Agreement all of Mr. Bulriss' stock options vested immediately on November 5, 2004, the date of his resignation from the Company. Such stock options remain exercisable for three (3) years from the date of his termination of employment.

(5)
Pursuant to the change in control agreements between the Company and each Named Executive, all unexercisable stock options will become exercisable immediately upon the occurrence of a change in control.

Long-term incentive compensation

        During 2003, the Company established a long-term incentive plan ("LTIP") for select senior executives, including the Named Executives. LTIP awards were granted to certain senior executives, including the Named Executives in 2003. These awards are payable based on the achievement of certain performance criteria during a performance cycle from January 1, 2003 to December 31, 2005. Awards may be paid in restricted shares or in cash based upon the achievement of goals for earnings per share and return on investment as set forth in the LTIP. The maximum award amount when paid in restricted shares is 1.65 times the individual's base salary and target bonus for 2005, or if the individual elects to receive a cash alternative, the maximum award amount will be 1.5 times the individual's base salary and target bonus for 2005. Awards will be paid only to the extent that the threshold measures described in the plan are achieved. The threshold payouts are 25% of the maximum award amount for return on investment and 50% of the maximum award amount for earnings per share. If minimum performance for the measures is below the threshold level, then no payout will occur. Awards are payable only if there has been continuous service by the executive through the date of payment, except that an award would be paid to an executive in the case of death or disability after the end of the performance cycle.

        Restricted shares and restricted stock unit awards may also be granted to senior executives, including the Named Executives, in conjunction with the hiring of new executives, executive retention or for exemplary performance. Restricted shares and restricted stock units awards generally vest over a period up to ten years and are subject to forfeiture if employment is terminated prior to vesting of the award, except if termination of employment is due to death, disability or a change in control of the Company. No restricted share awards are presently outstanding. The restricted stock units outstanding to the Named Executives as of December 31, 2004, are as follows: Mr. Gallagher—12,000; Dr. Brisimitzakis—8,000; Mr. Lipshaw—9,600; Mr. Higgons—9,600; and Mr. Butti—5,000.

        Each restricted stock unit represents one share of the Company's Common Stock, and vesting entitles the holder to one share of Common Stock, subject to withholding and other taxes. Restricted stock units do not have the right to receive dividends and do not carry voting rights.

Pension Plan

        The Company has a noncontributory defined benefit pension plan ("Pension Plan") covering all eligible U.S. employees. The Company also has a nonqualified Supplemental Retirement Plan ("SERP"), for certain employees, including the Named Executives. The SERP provides for substantially the same benefits, which except for the application of the limits of Sections 415 and 401(a)(17) of the Internal Revenue Code, would have been payable to the participants under the Pension Plan. Pension benefits are computed using the average of the highest compensation for five consecutive years under the Pension Plan and for three consecutive years under the SERP.

        Under the terms of his employment agreement, Mr. Bulriss' pension benefits are computed by a formula different from the formula provided in the Pension Plan or the SERP. He would receive estimated annual benefits of $409,251 payable on normal retirement at age 65 using a joint survivorship annuity. The amount of benefits in excess of the amount he would otherwise receive under the Pension Plan is provided under an individual unfunded, nonqualified plan. As of November 5, 2004, the date of his resignation from the Company, credited years of service for Mr. Bulriss under his Employment Agreement were 15 years and 7 months.

ESTIMATED ANNUAL BENEFITS

	Estimated Annual Benefits Years of Service
Average Annual Compensation
	15	20	25	30	35	40	45
$200,000	44,987	59,983	74,979	89,975	104,970	114,970	124,970
$300,000	69,737	92,983	116,229	139,475	162,720	177,720	192,720
$400,000	94,487	125,983	157,479	188,975	220,470	240,470	260,470
$500,000	119,237	158,983	198,729	238,475	278,220	303,220	328,220
$600,000	143,987	191,983	239,979	287,975	335,970	365,970	395,970
$700,000	168,737	224,983	281,229	337,475	393,720	428,720	463,720
$800,000	193,487	257,983	322,479	386,975	451,470	491,470	531,470
$900,000	218,237	290,983	363,729	436,475	509,220	554,220	599,220
$1,000,000	242,987	323,983	404,979	485,975	566,970	616,970	666,970
$2,000,000	490,487	653,983	817,479	980,975	1,144,470	1,244,470	1,344,470

        Annual compensation covered by the Pension Plan is defined as gross pay, which is the same as the total salary and bonus compensation reported for Mr. Gallagher, Dr. Brisimitzakis, Mr. Lipshaw and Mr. Higgons as shown in the Summary Compensation Table. The estimated annual benefits shown in the above table are computed using an annual straight life annuity basis. Normal retirement is considered age 65. The benefits shown in the table are not subject to deduction for Social Security or other offset amounts.

        Credited years of service under the plans as of December 31, 2004 were: Mr. Gallagher, 3 years and 7 months; Dr. Brisimitzakis, 6 years and 4 months; Mr. Lipshaw, 5 years and 2 months; and Mr. Higgons, 3 years and 11 months.

        Mr. Butti is employed by the Company's subsidiary in Switzerland. Therefore, he does not participate in the Pension Plan or the SERP. Retirement benefits for Mr. Butti are provided under a mandatory government pension fund that is funded through employer and employee contributions. The compensation limits generally applicable under the terms and conditions of the fund are waived with respect to Mr. Butti. Upon retirement he will receive monthly payments based on the contributions plus interest earned.

Other Executive Compensation

        The Company maintains the Great Lakes Savings Plan [the "401(k) Plan"], which is a defined contribution, 401(k) employee savings plan generally available to all U.S. full-time salaried, non-union hourly employees and certain union hourly employees. The 401(k) Plan is funded by contributions from participants and the Company.

        Effective January 1, 2004, the Company established a nonqualified deferred compensation plan. The purpose of this plan is to provide specified benefits for a select group of management or highly compensated employees of the Company and its participating subsidiaries who contribute materially to the continued growth, development and future business success of the Company, including the Named Executives, other than Mr. Butti. Eligible employees may elect on a voluntary basis to defer a portion of their annual cash compensation and restricted stock awards. Such deferred compensation and any net earnings will be distributed upon the employee's retirement or termination from the Company, upon death or disability or upon a change in control of the Company.

        The Company maintains a death benefit only plan to provide additional welfare benefits, similar to term life insurance, to a select group of key executives, including the Named Executives, other than Mr. Butti. The plan provides death benefits to the key executive's named beneficiary based on the date of such executive's death and employment status (active or retired) with the Company.

        The Company maintains a Supplemental Executive Long-Term Disability Benefit Plan for certain employees, including the Named Executives, in order to supplement the benefits available under the Long-Term Disability Plan available to U.S. employees. Benefits are determined as a percentage of basic monthly earnings. This plan provides the participants with disability benefits that would otherwise be available except for annual compensation limits under the Internal Revenue Code.

Employment Agreements and Change In Control and Severance Arrangements

        The Company previously entered into change in control agreements with the Named Executives, except Mr. Bulriss, and with certain other executives of the Company. The change in control agreements were amended in 2004. The material terms and conditions of the change in control agreements, as amended, provide that if, within three (3) years following a change in control of the Company (as defined in the agreements), or upon the occurrence of a major transaction (as defined in the agreements), the Company or a successor terminates the employment of any covered executive other than for cause, or any such executive terminates his or her employment with the Company for good reason, then such executive will, with certain limitations, receive a payment equal to three times the sum of: (i) his or her annual salary at the time of termination or change in control, whichever is greater; and (ii) the greater of (a) the executive's target annual bonus, or (b) the average of the annual bonuses paid or payable for the three preceding calendar years. In addition, all stock options issued to such executive will become vested and immediately exercisable and the executive can receive the cash value of any or all such options whose current value (as determined by the market price of the Company's Common Stock) exceeds the exercise price thereof. In addition, all restrictions on other awards will immediately lapse.

        An additional payment may also be made by the Company to the executive to compensate the executive for any excise taxes imposed on certain severance payments under the agreement. The Company will also continue the participation of such executive in the Company's or a successor's life, disability, health and other benefit plans (or provide equivalent benefits) for a maximum period of three years after termination. These change in control agreements automatically renew on an annual basis, unless the Company notifies the Named Executives otherwise within the time specified in the agreement.

        The amended change in control agreement between the Company and Mr. Gallagher provides for the same payments and benefits as the other executives, except that the amount of the severance payment in the event of a change in control and his subsequent termination or resignation for good cause shall be an amount equal to the greater of (I) the product of (A) the sum of his salary for the twelve (12) months immediately prior to the occurrence of the event(s) giving rise to the notice of termination, plus the greater of (i) his target annual bonus of 85% of the salary set forth in the preceding clause (assuming, for purposes of the agreement, there were 100% fulfillment of all elements of the formula under which such bonus would have been calculated), or (ii) the average of the annual bonuses paid or payable to him for the three (3) calendar years immediately preceding the year in which the date of termination occurs, multiplied by (B) the number 3; or (II) $3,000,000.

        The completion of the proposed merger with Crompton Corporation will constitute a change in control for purposes of the change in control agreements described above.

        The Company has a severance plan for the Named Executives, except Mr. Bulriss, and certain other executives. The severance plan provides that in the event of a covered termination of employment (including among other things, termination of employment other than for cause, as defined in the severance plan), the executive will receive (i) payments equal to the executive's then annual salary ("Severance Payments") and (ii) reimbursement of certain medical and dental benefit premiums ("Benefits") for a period of up to 12 months. The executive will also receive one additional week of Severance Payments and Benefits for each year of service. The severance plan also provides for certain outplacement services. If payment becomes due under any eligible executive's change in control agreement, the Severance Payments will not apply.

        On November 5, 2004, the Company and Mr. Bulriss entered into a Resignation Agreement and Limited Release (the "Agreement"). Pursuant to the Agreement, as of November 5, 2004, Mr. Bulriss resigned from his positions as president and chief executive officer of the Company and as a member of the Board of Directors of the Company for good reason under the terms of his Employment Agreement dated as of April 1, 1998 by and between the Company and Mr. Bulriss (the "Employment Agreement"), and the Company accepted his resignation. The Company agreed to pay or provide to Mr. Bulriss the items set forth in paragraph 6(e)(i) through (viii) of the Employment Agreement in accordance with the terms thereof, which include payments equal to three (3) times his base salary and bonus, continued benefits for three (3) years, and an additional three (3) years of service for purposes of retirement benefits, in addition to accrued base salary and bonus up to the date of resignation. Additionally, all of Mr. Bulriss' unvested stock options became fully vested as of the date of resignation. All such stock options remain exercisable for a period of three (3) years from the date of his termination of employment. Mr. Bulriss agreed to release the Company, its related entities and officers and directors from all claims, including claims for any additional compensation, benefits or other payments based on the Employment Agreement, except for claims arising out of the indemnification provisions of the Company's Certificate of Incorporation and By-Laws and the provisions of the Delaware General Corporation Law.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth certain information with respect to the Company's Common Stock beneficially owned by holders of more than 5 percent of its Common Stock; the executive officers of the Company listed in the Summary Compensation table (the "Named Executives"); the directors of the Company; and all directors and executive officers of the Company as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)(2)(3)(4)	Percent of Common Stock Outstanding
T. Rowe Price Associates Inc., et al(6) 100 East Pratt Street Baltimore, Maryland 21202	7,486,907	13.98%
FMR Corp., et al.(7) 82 Devonshire Street Boston, Massachusetts 02109	6,341,368	11.84%
Heartland Advisors, Inc., et al(8) 789 North Water Street Milwaukee, Wisconsin 53202	2,819,290	5.27%
Mellon Financial Corporation, et al(9) One Mellon Financial Corporation Pittsburgh, Pennsylvania 15258	2,763,520	5.16%
John J. Gallagher III(5)(10)	103,968	*
Angelo C. Brisimitzakis(5)(11)	114,260	*
Maurizio E. Butti(5)	24,848	*
Richard T. Higgons(5)(12)	97,583	*
Jeffrey M. Lipshaw(5)(13)	129,752	*
Mark P. Bulriss(5)(14)	1,108,166	2.07%
Nigel D. T. Andrews(5)	14,825	*
James W. Crownover(5)	14,650	*
Thomas M. Fulton(5)	14,850	*
Martin M. Hale(5)(15)	369,699	*
Louis E. Lataif(5)(16)	15,850	*
John C. Lechleiter(5)	16,900	*
Mack G. Nichols(5)	15,850	*
Jay D. Proops(5)(17)	55,850	*
Directors and Officers as a Group	2,556,314	4.77%

Note: * Less than 1%

(1)
Information concerning persons known to the Company to be beneficial owners of more than 5 percent of its Common Stock is based upon the most recently available reports filed with the Securities and Exchange Commission and furnished by such persons to the Company.

(2)
Information concerning ownership of Common Stock by directors of the Company, Named Executives, and directors and executive officers as a group is as of March 7, 2005.

(3)
Reported in this table are shares held individually or jointly with others, or in the name of a bank, broker or nominee for the individual's account.

(4)
Unless otherwise indicated, beneficial ownership is direct and the person indicated has sole voting power and sole investment power.

(5)
Ownership includes shares that may be acquired within 60 days following March 7, 2005, through the exercise of vested stock options or the vesting of restricted stock units: Mr. Gallagher—100,000; Dr. Brisimitzakis—109,000; Mr. Butti—24,848; Mr. Higgons—95,000; Mr. Lipshaw—126,000; Mr. Bulriss—1,103,500; Mr. Andrews—11,250; Mr. Crownover—11,250; Mr. Fulton—13,250; Mr. Hale—13,250; Mr. Lataif—13,250; Dr. Lechleiter—13,250; Mr. Nichols—13,250; and Mr. Proops—13,250. The holders have no voting rights with respect to unexercised stock options.

(6)
These securities are owned by various individual and institutional investors, including T. Rowe Price Equity Income Fund, Inc. (which owns 2,650,000 shares, representing 4.95% of the shares outstanding), for which T. Rowe Price Associates, Inc. ("Price Associates") serves as investment advisor with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is the beneficial owner of such securities.

(7)
Fidelity Management & Research Company ("Fidelity"), a wholly owned subsidiary of FMR Corp., beneficially owns 6,096,390 shares as a result of acting as investment adviser to various investment funds. FMR Corp., through its control of Fidelity, Edward C. Johnson III (Chairman of FMR Corp.) and the investment funds each has the sole power to dispose of the shares owned by the investment funds. Neither FMR Corp. nor Mr. Johnson has the sole power to vote or direct the voting of the shares owned directly by the investment funds, which power resides in the investment funds' respective Boards of Trustees. Fidelity Management Trust Company, a wholly owned subsidiary of FMR Corp., is the beneficial owner of 244,648 shares. Mr. Johnson and FMR Corp. (through its control of Fidelity Management Trust Company) each has sole dispositive power over 244,648 shares and sole power to vote or to direct the voting of 244,648 shares. Strategic Advisers, Inc., a wholly-owned subsidiary of FMR Corp., beneficially owns 330 shares as a result of acting as an investment advisor to individuals and as such, FMR Corp.'s beneficial ownership includes those 330 shares. Mr. Johnson, and various Johnson family members and trusts for their benefit, may be considered, by their stock ownership and the execution of a shareholder's voting agreement, to form a controlling group of FMR Corp.

(8)
The power to vote, direct the vote and dispose of these shares is shared by Heartland Advisors, Inc. and William J. Nasgovitz. Heartland Advisors, Inc. and William J. Nasgovitz each specifically disclaim beneficial ownership. William J. Nasgovitz may be deemed to control Heartland Advisors, Inc.

(9)
Mellon Financial Corporation has sole voting power with respect to 2,396,919 shares and shared voting power with respect to 43,300 shares and sole dispositive power with respect to 2,711,152 shares and shared dispositive with respect to 43,300 shares. These shares are deemed to be beneficially owned by Mellon Financial Corporation and one or more of the following direct or indirect subsidiaries of Mellon Financial Corporation: Mellon Trust of New England; National Association; Mellon Trust of Delaware, National Association; Mellon Bank, N.A.; Boston Safe Advisors, Inc.; Mellon Capital Management Corporation; Mellon Equity Associates, LLP; The Dreyfus Corporation; The Boston Company Asset Management, LLC; Dreyfus Service Corporation; and MBC Investments Corporation.

(10)
Ownership includes 968 shares held indirectly by Mr. Gallagher through the Company's 401(k) Plan.

(11)
Ownership includes 1,274 shares held indirectly by Dr. Brisimitzakis through the Company's 401(k) Plan.

(12)
Ownership includes 980 shares held indirectly by Mr. Higgons through the Company's 401(k) Plan.

(13)
Ownership includes 1,135 shares held indirectly by Mr. Lipshaw through the Company's 401(k) Plan.

(14)
Ownership includes 316 shares owned by Mr. Bulriss' sons.

(15)
Ownership includes 190,840 shares held by Mr. Hale as co-trustee of the Charles S. Hale Trust and 2,000 shares held by Mr. Martin Hale's spouse as trustee of the Hale Family Trust for the benefit of their children. Mr. Hale disclaims beneficial ownership of these 192,840 shares.

(16)
Ownership includes 600 shares held in the Louis E. Lataif Revocable Indenture of Trust.

(17)
Ownership includes 22,600 shares held by the Jay and Kay Proops Family Limited Partnership.

Equity Compensation Plan Information

        The following table sets forth information as of December 31, 2004, regarding the Company's compensation plans under which equity securities of the Company are authorized:

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	4,001,921		$27.96	1,778,788
Equity compensation plans not approved by shareholders	700,000	(1)	$42.00	0

Total	4,701,921			1,778,788

(1)
Mr. Bulriss received nonqualified stock options to purchase 700,000 shares of Common Stock pursuant to his employment agreement, as an inducement to join the Company. These options became exercisable as follows: 200,000 shares on April 1, 1998, and 125,000 shares per year on April 1, 1999, 2000, 2001 and 2002. Shareholder approval of this plan was not required under rules of the New York Stock Exchange.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The Audit Committee approved the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm for the year ending December 31, 2004.

        Fees paid to Ernst & Young LLP, the Company's independent registered public accounting firm, for professional services in each of the last two fiscal years, in each of the following categories (in millions) are:

	2004	2003
Audit Fees(1)	$3.2	$1.7
Audit-Related Fees(2)	0.1	0.4
Tax Fees(3)	0.7	0.6
All Other Fees	—	—

Total	$4.0	$2.7

  (1)
  Audit fees consist of fees for services in connection with the annual audit of the consolidated financial statements, including Sarbanes-Oxley 404 attestation in 2004, the reviews of the Company's quarterly reports on Form 10Q and statutory audits and regulatory filings required internationally.

  (2)
  Audit-related fees consist of fees for services in connection with audits and due diligence services rendered in connection with acquisitions, business dispositions, accounting consultations and audits of employee benefit plans.

  (3)
  Tax fees consist of fees for tax compliance and tax return preparation of $0.3 and $0.4 for 2004 and 2003, respectively, and fees for tax advice and planning of $0.4 and $0.2 for 2004 and 2003, respectively.

        The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax and other services performed by the independent registered public accounting firm. The Audit Committee has delegated to the chair of the Audit Committee the authority to pre-approve audit-related and non-audit services not prohibited by law to be performed by the Company's independent registered public accounting firm and associated fees up to a maximum for any one audit-related or non-audit service of $100,000, provided that the chair reports any decisions to pre-approve such audit-related or non-audit services and fees to the full Audit Committee at its next regularly scheduled meeting.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a)
(1) Financial Statements

        The following consolidated financial statements of Great Lakes Chemical Corporation and related notes thereto, together with the report thereon of Ernst & Young LLP dated February 25, 2005, appearing on pages 26 through 56 are included herein (each of which was previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2004, SEC File Number 001-06450):

  Consolidated Statements of Operations—Years ended December 31, 2004, 2003 and 2002
  Consolidated Balance Sheets—December 31, 2004 and 2003
  Consolidated Statements of Cash Flows—Years ended December 31, 2004, 2003 and 2002
  Consolidated Statements of Stockholders' Equity—Years ended December 31, 2004, 2003 and 2002
  Notes to Consolidated Financial Statements—December 31, 2004.

(a)
(2) Financial Statement Schedule

        The following Consolidated Financial Statement Schedule of Great Lakes Chemical Corporation is filed as part of Item 15(d) of this report and should be read in conjunction with the Consolidated Financial Statements.

  Schedule II—Valuation and Qualifying Accounts (previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2004, SEC File Number 001-06450).

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

(a)
(3) Exhibits:

Exhibit No.	Description
(3)(i)	Restated Certificate of Incorporation (incorporated by reference to Exhibit (3)(i) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003, SEC File Number 001-06450)
(3)(ii)
Amended and Restated By-Laws adopted by the Board of Directors on February 7, 2005 (incorporated by reference to Exhibit (3)(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, SEC File Number 001-06450)
(4)(i)
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
Resignation Agreement and Limited Release between Mark P. Bulriss and the Company dated November 5, 2004 (incorporated by reference to Exhibit (10)(xiv) to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, SEC File Number 001-06450)
(10)(xv)(a)
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
(10)(xvii)
Long Term Incentive Plan for Senior Executives, effective for fiscal years 2003-2005 (portions omitted pursuant to request for confidential treatment) (incorporated by reference to Exhibit (10)(iii) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003, SEC File Number 001-06450)
(10)(xviii)
Incentive Compensation Plan, effective for fiscal year 2005 (incorporated by reference to Exhibit (10)(xviii) to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, SEC File Number 001-06450)
(10)(xix)
Severance Plan for Employees Covered Under the Corporate Change in Control Agreements, effective as of May 3, 1996, as amended (incorporated by reference to Exhibit (10)(xix) to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, SEC File Number 001-06450)
(21)	Subsidiaries (incorporated by reference to Exhibit (21) to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, SEC File Number 001-06450)
(23)	Consent of Independent Auditors (previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2004, SEC File Number 001-06450)
(31)(i)(a)	Rule 13a-14(a)/15d-14(a) Certifications
(31)(i)(b)	Rule 13a-14(a)/15d-14(a) Certifications
(32)(i)(a)	Section 1350 Certification
(32)(i)(b)	Section 1350 Certification
(99)
Excerpt from Great Lakes Chemical Corporation's Code of Business Conduct dated January 1, 2003, from the chapter "We Will Treat the Company and Each Other the Right Way," pages 10-12 (incorporated by reference to Exhibit B to the Company's Proxy Statement dated March 31, 2004, SEC File Number 001-06450)

(b)
Reports on Form 8-K

  During the fourth quarter of 2004 and through April 1, 2005, the Company furnished the following reports on Form 8-K to the Securities and Exchange Commission.

  Information provided under Item 1.01 of Form 8-K:

    —
    Form 8-K filed October 1, 2004, reporting the press release announcing the sale of WIL Research Laboratories.

    —
    Form 8-K filed November 12, 2004, reporting the entry into a termination agreement with a principal officer.

    —
    Form 8-K filed December 8, 2004, reporting the entry into a compensation agreement with a principal officer.

    —
    Form 8-K filed March 10, 2005, reporting the entry into an executive employment agreement with a principal officer.

    —
    Form 8-K filed March 10, 2005, reporting the entry into a definitive merger agreement with Crompton Corporation.

  Information provided under Item 2.02 of Form 8-K:

    —
    Form 8-K filed October 21, 2004, reporting the third quarter and year-to-date 2004 results

    —
    Form 8-K filed February 3, 2005, reporting the fourth quarter and full year 2004 results

  Information provided under Item 2.03 of Form 8-K:

    —
    Form 8-K filed November 1, 2004, reporting the creation of a direct financial obligation.

  Information provided under Item 7.01 of Form 8-K:

    —
    Form 8-K filed October 14, 2004, reporting the press release announcing a change in reporting segments effective September 30, 2004.

    —
    Form 8-K filed December 15, 2004, providing prior quarter income statements for 2004 and 2003 restated for segment changes effective September 30, 2004.

    —
    Form 8-K filed February 2, 2005, reporting the press release announcing a change in reporting segments effective December 31, 2004.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT LAKES CHEMICAL CORPORATION (Registrant)
Date	April 1, 2005	/s/ JOHN J. GALLAGHER III John J. Gallagher III, Chief Executive Officer (Principal Executive Officer)

QuickLinks

Explanatory Note
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
SUMMARY COMPENSATION
OPTION GRANTS IN 2004
ESTIMATED ANNUAL BENEFITS
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
EQUITY COMPENSATION PLAN INFORMATION
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES