Form 10-Q
period 2005-03-31
GREAT LAKES CHEMICAL CORP
filed 2005-05-06
CIK 43362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

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

As of April 30, 2005, the Registrant had only one class of common stock, $1.00 par value, of which 52,061,637 shares were outstanding.

GREAT LAKES CHEMICAL CORPORATION AND SUBSIDIARIES

PART I. – Financial Information

ITEM 1.    Financial Statements

GREAT LAKES CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(millions, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004

Net sales	$420.4	$358.1

Operating expenses
Cost of products sold	330.5	291.1
Selling, general and administrative expenses	67.8	63.8
Asset impairments	—	0.3
	398.3	355.2
Operating income	22.1	2.9

Interest income (expense) - net	(6.5)	(6.3)
Merger related costs	(2.5)	—
Other income (expense) - net	5.0	(4.9)
Income from continuing operations before income taxes	18.1	(8.3)

Income taxes (credit)	5.6	(2.7)

Income (loss) from continuing operations	$12.5	$(5.6)

Income from discontinued operations	—	0.6

Net income (loss)	$12.5	$(5.0)

Earnings (loss) per share - Basic and Diluted:
Continuing operations	$0.24	$(0.11)
Discontinued operations	—	0.01
Net income (loss)	$0.24	$(0.10)

Cash dividends declared per share	$0.10	$0.095

See Notes to Consolidated Financial Statements

GREAT LAKES CHEMICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(millions, except per share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$111.9	$222.2
Accounts and notes receivable, less allowances of $2.3 and $2.2, respectively	388.0	320.7
Inventories
Finished products	277.2	241.9
Raw materials	54.9	51.0
Supplies	29.2	31.3
Total inventories	361.3	324.2
Prepaid expenses	18.4	26.0
Deferred income taxes	17.3	17.3
Current assets - discontinued operations	8.7	8.6
Total Current Assets	905.6	919.0

Plant and equipment	1,334.7	1,333.2
Less allowances for depreciation, depletion and amortization	(792.6)	(783.9)
Net plant and equipment	542.1	549.3
Goodwill	208.7	212.3
Intangible assets	70.5	72.8
Investments in and advances to unconsolidated affiliates	22.1	22.6
Other assets	24.2	24.0
Non-current assets - discontinued operations	1.4	1.5
Total Assets	$1,774.6	$1,801.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$192.0	$204.4
Accrued expenses	99.1	115.3
Income taxes payable	20.7	17.0
Dividends payable	5.1	5.1
Notes payable and current portion of long-term debt	8.9	10.4
Current liabilities - discontinued operations	12.1	12.1
Total Current Liabilities	337.9	364.3

Long-term debt, less current portion	424.2	428.9
Deferred income taxes	24.8	24.4
Other non-current liabilities	71.8	70.7
Non-current liabilities - discontinued operations	5.3	5.7
Minority interests	32.6	32.0

Stockholders’ Equity
Common stock, $1 par value, authorized 200.0 shares, issued 74.2 and 73.6 shares for 2005 and 2004, respectively	74.2	73.6
Additional paid-in capital	147.2	130.7
Retained earnings	1,663.6	1,656.3
Treasury stock, at cost, 22.1 shares for 2005 and 2004	(1,022.1)	(1,022.1)
Accumulated other comprehensive income	15.1	37.0
Total Stockholders’ Equity	878.0	875.5
Total Liabilities and Stockholders’ Equity	$1,774.6	$1,801.5

See Notes to Consolidated Financial Statements

GREAT LAKES CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(millions)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
OPERATING ACTIVITIES
Net income (loss)	$12.5	$(5.0)
Adjustments to reconcile net income (loss) to net cash used for operating activities - continuing operations:
Income from discontinued operations	—	(0.6)
Depreciation and depletion	18.1	23.0
Amortization of intangible assets	1.7	1.5
Deferred income taxes	0.1	—
Losses of unconsolidated affiliates	—	0.8
Loss on disposition of assets	0.5	0.9
Asset impairments	—	0.3
Other	(1.1)	1.7
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(72.6)	(93.9)
Inventories	(41.9)	(17.2)
Other current assets	3.6	3.0
Accounts payable and accrued expenses	(24.8)	(11.9)
Income taxes and other current liabilities	5.6	3.1
Other non-current liabilities	2.9	1.4
Net Cash Used for Operating Activities - Continuing Operations	(95.4)	(92.9)
Net Cash Used for Operating Activities - Discontinued Operations	—	(4.1)
Net Cash Used for Operating Activities	$(95.4)	$(97.0)

INVESTING ACTIVITIES
Plant and equipment additions	$(17.7)	$(13.0)
Proceeds from sale of assets	0.1	1.5
Other	(0.2)	(0.4)
Net Cash Used for Investing Activities - Continuing Operations	(17.8)	(11.9)
Net Cash Used for Investing Activities - Discontinued Operations	—	(0.4)
Net Cash Used for Investing Activities	$(17.8)	$(12.3)

FINANCING ACTIVITIES
Net proceeds from short-term credit lines	$(0.5)	$0.2
Net repayments on commercial paper and long-term borrowings	(2.1)	(4.1)
Proceeds from stock options exercised	14.4	1.1
Cash dividends paid	(5.1)	(4.8)
Other	—	(0.8)
Net Cash Provided by (Used for) Financing Activities - Continuing Operations	6.7	(8.4)
Net Cash Used for Financing Activities - Discontinued Operations	—	—
Net Cash Provided by (Used for) Financing Activities	$6.7	$(8.4)

Effect of Exchange Rate Changes on Cash and Cash Equivalents - Continuing Operations	(3.5)	(0.7)

Decrease in Cash and Cash Equivalents	(110.0)	(118.4)
Cash and Cash Equivalents at Beginning of Period	222.2	171.5
Cash and Cash Equivalents at End of Period	112.2	53.1
Less: Cash and Cash Equivalents - Discontinued Operations	0.3	0.5
Cash and Cash Equivalents - Continuing Operations	$111.9	$52.6

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

For further information, refer to the consolidated financial statements included in the Company’s 2004 Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission.

The Company has certain variable interest entities for which it is not the primary beneficiary and therefore consolidation of these entities is not required.

NOTE 2:  Pending Merger Transaction

On March 9, 2005, the Company and Crompton Corporation (“Crompton”) announced the signing of a definitive merger agreement for an all-stock merger transaction, which would create the third largest specialty chemicals company in the United States.  Under the terms of the agreement, the Company’s shareholders will receive 2.2232 shares of Crompton’s common stock for each share of Great Lakes common stock they hold.  The transaction, which is subject to regulatory approval and approval by shareholders of both companies, is expected to close by mid-year 2005.  For further information, refer to the Form S-4 filed with the Securities and Exchange Commission by Crompton Corporation on April 5, 2005.

During the first quarter of 2005, the Company recorded $2.5 million of merger-related costs.

NOTE 3: Plant Disruptions

On May 25, 2004, the Company’s BioLab Inc. subsidiary experienced a fire in a finished goods warehouse located at its main manufacturing site in Conyers, Georgia.  Products stored in this warehouse served primarily the distributor and private label customers of the Consumer Products Recreational Water business.  Production and shipping operations were temporarily suspended for three days while the fire was being controlled.  While there was no damage to the production facilities, the business did encounter disruptions to its material handling and order fulfillment processes during the second quarter and the first two months of the third quarter of 2004. The Company has insurance coverage for this type of event and has been actively working with its insurance carriers to resolve all property, business interruption and third party claims related to this incident.

For the year ended December 31, 2004, the Company recorded losses representing the carrying value of inventory and assets destroyed in the fire of approximately $13.1 million and $3.5 million, respectively.  The Company also recorded third-party claims (see Note 12) and other fire-related expenses of $21.0 million.  These losses were partially offset by insurance recoveries received to date, net of deductibles, of $20.5 million.  These amounts were included in cost of products sold and other income (expense) – net for the year ended December 31, 2004.  During the quarter ended March 31, 2005, the Company recorded other fire-related expenses of $1.5 million, $0.9 million of which was recorded in cost of products sold and $0.6 million of which was recorded in other income (expense) – net.  The Company also recorded insurance recoveries of $8.6 million, all of which were recorded in other income (expense) – net.  As of March 31, 2005, $5.0 million of the $8.6 million had been received in cash.  The effects of the fire on the financial results of the Company on a quarter-to-quarter basis have been impacted by the timing and amount of insurance recoveries.

In the first quarter of 2004, the Consumer Products segment experienced a fire at its La Chambre, France, facility.  For the year ended December 31, 2004, the Company recorded $2.3 million of business interruption costs, asset write-offs and other fire-related expenses in costs of products sold and other income (expense) – net, $1.8 million of which was recorded in the first quarter of 2004.  These expenses were offset by $1.3 million of insurance recoveries received in the fourth quarter of 2004.  Subsequent to the fire, management decided to close the production facility and therefore, severance costs of $0.7 million were also recorded for the employees at the site during the first quarter of 2004.

NOTE 4:  Repositioning Plans

Repositioning Plans

2003 Repositioning Plan

In 2003, management initiated a comprehensive cost reduction plan, which included site closures and consolidations, headcount reductions and other actions.  Pretax charges related to this plan incurred in 2003 and 2004 were approximately $142 million.  This plan was substantially completed as of December 31, 2004.

Restructuring Charges

In 2003, the Company recorded pretax charges in continuing operations of $97.8 million related to the restructuring plan.  The restructuring charges incurred during the year included costs associated with the closure of four sites in the Industrial Performance Products business segment, a strategic realignment of a Consumer Products facility and other organizational changes, with the net elimination of approximately 400 positions.  The charges also included the impairment of $18.1 million of goodwill related to the antimony products business.  Severance and other charges of $28.7 million were recorded in the statement of operations of which $24.2 million was recorded in cost of products sold and $4.5 million in selling, general and administrative expenses.  Full year charges in 2003 also included $69.1 million for asset impairments.  The Company recorded $2.1 million of severance costs, $10.5 million of decommissioning, environmental and other costs, and $3.0 million of asset impairments in 2004.

A reconciliation of the reserve balance at March 31, 2005 for restructuring charges incurred under the 2003 repositioning plan are as follows:

Description	Charges incurred in 2003 and 2004	Reserve Balance at December 31, 2004	2005 Activity *	Reserve Balance at March 31, 2005

Asset Impairment (non-cash):
Industrial Performance Products	$70.4	$—	$—	$—
Consumer Products	1.7	—	—	—
	72.1	—	—	—

Severance Costs:
Industrial Performance Products	16.0	2.7	—	2.7
Consumer Products	1.0	0.1	—	0.1
Corporate	1.1	0.1	(0.1)	—
	18.1	2.9	(0.1)	2.8

Plant Closure and Environmental:
Industrial Performance Products	15.4	3.7	(0.9)	2.8
Consumer Products	0.3	—	—	—
	15.7	3.7	(0.9)	2.8
Other (Industrial Performance Products)	7.5	0.6	—	0.6
	$113.4	$7.2	$(1.0)	$6.2

* Includes the effect of foreign currency translation.

Other Non-Restructuring Costs

Certain other costs were recorded during the 2004 and 2003 that did not meet the definition of restructuring costs under Statement of Financial Accounting Standards (SFAS) No. 146 but were included in the 2003 repositioning plan.  These costs totaled $29.1 million and included a change in the useful life of the Company’s enterprise software based on replacement in 2004, which added an additional $15.7 million of depreciation expense to 2004 and $10.0 million of depreciation expense to 2003, as well as other non-restructuring costs of $1.3 million in 2004 and $2.1 million in 2003.  No other non-restructuring costs related to the 2003 repositioning plan were recorded in the first quarter of 2005.

Repositioning Plans Prior to 2003

The Company’s Board of Directors approved detailed repositioning plans in both 2000 and 2001 that provided for a series of cost reduction initiatives that were intended to streamline operations, to strengthen the Company’s competitive position and to continue to provide a strong platform for future growth.  The major components of these repositioning plans included the consolidation of operations; plant closures; the elimination of manufacturing, research and development, sales and other management positions; and the impairment of certain underperforming and non-strategic long-lived assets, including goodwill.  The activities related to these repositioning plans have been substantially completed.  As of March 31, 2005, $9.7 million of reserves related to the 2001 repositioning plan and $1.9 million related to the 2000 repositioning plan remained related to continuing operations.  As of March 31, 2005, $9.0 million of restructuring charges recorded in 2001 related to discontinued operations remain to be spent.  Minimal spend activity was incurred related to these reserves in the first quarter of 2005.

The major components of these remaining reserves relate to retirement benefits and environmental remediation costs yet to be spent for three closed facilities. Environmental remediation costs have been allocated between accrued expenses and non-current liabilities based on the anticipated timing of these expenditures. Operating cash flows are expected to be sufficient to fund the remaining repositioning spend.

NOTE 5:  Discontinued Operations

On September 30, 2004, the Company sold its toxicological services business, WIL Research Laboratories (WIL), for a gain of $84.1 million or $53.7 million, net of tax expense of $30.4 million.  The cash tax liability incurred in conjunction with the sale transaction has been substantially offset through the use of previously recorded deferred tax assets.  As a result of the sale of WIL, the Company has reported this business as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” for all periods presented.

In 2002, management, with approval of the Board of Directors, committed to a plan to divest the Company’s Fine Chemicals business.  The Halebank, U.K., site of the Fine Chemicals business was sold in the fourth quarter of 2003.  The assets of the Holywell, U.K., site were sold in the second quarter of 2004 for a loss of $1.5 million, net of tax.  In addition, the sale of the Holywell facility required the Company, under SFAS No. 52, “Foreign Currency Translation,” to recognize a non-cash $12.8 million loss reflecting the reclassification to earnings of currency translation related to the Fine Chemicals business previously recorded as a component of stockholders’ equity of the U.K. subsidiary that owned both Halebank and Holywell.  The Company has reported Fine Chemicals as discontinued operations for all periods presented.

In May 2002, the Company completed the sale of OSCA to BJ Services Company.  As a result of this transaction, the Company has reflected OSCA as discontinued operations.  As described in Note 13 to the Consolidated Financial Statements, OSCA is a party to certain litigation that arose prior to the Company’s sale of the business.  At the time of the transaction with BJ Services, an indemnification agreement was entered into between the Company and BJ Services related to this litigation.  As a result of the agreement, the Company has a $9.6 million reserve in discontinued operations for this indemnification liability.

The operating results from discontinued operations presented in the accompanying consolidated statements of operations are as follows:

	Three Months Ended March 31,
	2005	2004

Net sales
WIL Research Laboratories	$—	$10.0
Fine Chemicals	—	1.5
Operating income (loss)
WIL Research Laboratories	—	2.3
Fine Chemicals	—	(1.1)

Other income (expense) - net	—	(0.2)
Income before income taxes	—	1.0
Income taxes	—	0.4
Income from discontinued operations	$—	$0.6

The assets and liabilities from discontinued operations presented in the accompanying consolidated balance sheets are comprised of:

	March 31, 2005	December 31, 2004
Current Assets:
Cash and cash equivalents	$0.3	$—
Accounts and notes receivable	4.7	4.7
Other current assets	3.7	3.9
Total current assets	$8.7	$8.6

Non-Current Assets:
Other assets	$1.4	$1.5
Total non-current assets	$1.4	$1.5

Current Liabilities:
Accounts payable and other current liabilities	$12.1	$12.1
Total current liabilities	$12.1	$12.1

Non-Current Liabilities:
Other non-current liabilities	$5.3	$5.7
Total non-current liabilities	$5.3	$5.7

NOTE 6:  Asset Retirement Obligations

The Company currently has legal obligations to close bromine supply and disposal wells at the end of the assets’ useful lives.  The Company carries these obligations at their fair value as determined under SFAS No. 143, “Accounting for Asset Retirement Obligations,” which was adopted as of January 1, 2003.  The statement requires that upon recognition of a liability, the cost is capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset.  The calculation of fair value requires the Company to make certain estimates, including the amount and timing of future cash outflows and appropriate discount rates.  Actual closure costs may differ significantly from these estimated obligations.  Adjustments may be required in the future if the estimated costs and timing of closure activities change. The amount of these discounted obligations at March 31, 2005 and December 31, 2004 were $5.7 million and $5.5 million, respectively.  The $0.2 million increase in the liability from December 31, 2004 reflects $0.1 million of accretion expense and $0.1 million for the addition of closure obligations for two wells placed in service during the first quarter of 2005.

NOTE 7:  Income Taxes

A reconciliation of the statutory U.S. federal income tax expense (credit) to the recorded income tax expense (credit) is as follows:

	Three Months Ended March 31,
	2005	2004
Income tax expense (credit) at U.S. federal tax rate	$6.3	$(2.9)
Changes resulting from:
State income taxes	0.2	(0.1)
Depletion	(0.4)	0.3
International operations	0.1	(0.9)
Manufacturer’s incentive	(0.1)	—
Low income housing credit	(0.4)	0.4
Change in valuation allowance	—	0.6
Other	(0.1)	(0.1)
Income tax expense (credit)	5.6	(2.7)

In October 2004, Congress enacted The American Jobs Creation Act of 2004 (the “Act’).  The Act included a deduction from income for federal tax purposes of 85% of the amount of certain dividends paid to a United States company from its foreign subsidiaries. This provision expires at the end of 2005.  The Company is considering the effects of this law on the potential payment of dividends from certain of its foreign subsidiaries.  The Company is currently evaluating the applicability of the provision in light of business needs and is waiting for additional guidance from the IRS on certain technical aspects of the law.  The Company expects to complete its evaluation before the end of the third quarter of 2005.  The range of the amount of repatriation and related tax effects, if any, cannot be reasonably estimated at this time, however, up to $500 million of unremitted earnings are being considered for possible repatriation.

NOTE 8:  Comprehensive Loss

Comprehensive loss for the three months ended March 31 is as follows:

	Three Months Ended March 31,
	2005	2004
Net income (loss)	$12.5	$(5.0)
Translation adjustment	(22.0)	(9.0)
Unrealized gain on derivative instruments	0.1	0.7
Comprehensive loss	$(9.4)	$(13.3)

NOTE 9:  Earnings Per Share

The computation of basic and diluted earnings per share is determined by dividing net income as reported as the numerator, by the number of shares included in the denominator as follows:

	Three Months Ended March 31,
	2005	2004
Denominator for basic earnings per share (weighted-average shares)	51.5	50.7
Effect of dilutive securities	0.2	—
Denominator for diluted earnings per share	51.7	50.7

NOTE 10:  Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, as provided for under SFAS No. 123. Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost for restricted stock awards is recorded over the requisite vesting periods based on the market value on the date of grant. The compensation expense incurred for the quarters ended March 31, 2005 and 2004 related to restricted stock awards totaled $0.5 million and $33,000, respectively.  This increased level of expense year over year reflects the Company’s decision to issue restricted stock awards in lieu of stock options during the first quarter of 2005.  During the first quarter of 2005, the Company granted approximately 300,000 restricted stock awards.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment.”  This statement replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and superceded APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  This statement requires that the cost resulting from all share-based payment transactions be recognized through earnings at an amount based on the fair value of an award at the date of its grant.  The statement is effective for all fiscal years beginning after June 15, 2005.  The Company will adopt the statement as of January 1, 2006.

The following is a reconciliation of reported net income (loss) and earnings (loss) per share to pro forma net income (loss) and related earnings (loss) per share as if the Company used the fair value method of accounting for stock-based compensation.  Fair value is calculated using the Black-Scholes option pricing model, a pricing model acceptable under SFAS No. 123.

	Three Months Ended
	March 31, 2005	March 31, 2004

Net income (loss)	$12.5	$(5.0)
Stock-based employee compensation expense included in reported income, net of tax	0.4	0.0
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(0.9)	(0.8)
Pro forma net income (loss)	$12.0	$(5.8)

Earnings (loss) per share
As reported:
Basic and diluted net income (loss)	$0.24	$(0.10)
Pro forma:
Basic and diluted net income (loss)	$0.23	$(0.11)

NOTE 11:   Retirement Plans

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

The components of the Company’s net periodic benefit cost for the first quarter of 2005 and 2004 are as follows:

	Three Months Ended March 31, 2005		Three Months Ended March 31, 2004
	U.S. Plans	Non-U.S. Plan	U.S. Plans	Non-U.S. Plan
Service cost	$1.6	$0.5	$1.5	$0.5
Interest cost	2.7	2.2	2.7	2.0
Expected return on plan assets	(2.9)	(2.5)	(2.5)	(2.3)
Amortization of prior service cost	—	0.4	—	—
Amortization of net loss	0.6	—	0.7	0.3
Net periodic benefit cost	$2.0	$0.6	$2.4	$0.5

The Company has no funding requirement for 2005 as actuarially determined for the U.S. plans.  The Company plans, however, to contribute $4 million to the U.S. plans and $5 million to the non-U.S. plan in 2005.

NOTE 12:  Segment Information

The Company operates in two business segments – Industrial Performance Products and Consumer Products.  The Company evaluates business unit performance and allocates resources based on operating income, which represents net sales less cost of products sold and selling, general and administrative expenses, as well as cash flows and return on investment

The Company changed its reportable business segments as of the fourth quarter of 2004 in order to align the external presentation of results with the Company’s current management and operating structure.  As a result, the amounts reported for the first quarter of 2004 has been reclassified from the March 31, 2004 Form 10-Q as filed.

	Three Months Ended March 31,
	2005	2004
Net Sales by Segment to External Customers:
Industrial Performance Products	$280.5	$229.9
Consumer Products	139.9	128.2
Total sales of reportable segments	$420.4	$358.1

Segment Profit (Loss):
Industrial Performance Products	$26.0	$5.8
Consumer Products	4.7	11.0
Total profits of reportable segments	30.7	16.8
Corporate and Other	(8.6)	(13.9)
Operating Income	22.1	2.9
Interest income (expense) - net	(6.5)	(6.3)
Other income (expense) - net	2.5	(4.9)

Income (loss) from continuing operations before income taxes	$18.1	$(8.3)

	March 31, 2005	December 31, 2004
Segment Assets:

Industrial Performance Products	$1,038.7	$1,076.7
Consumer Products	570.1	474.7
Corporate and Other	155.7	240.0
	$1,764.5	$1,791.4

The increase in segment assets in Consumer Products from December 31, 2004 reflects the seasonal changes in working capital associated with the Recreational Water business.  The decrease in Corporate assets from year end reflects the use of cash to fund these changes in working capital during the quarter.

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

The Company and certain of its officers and employees have been named as defendants in five class action lawsuits filed in three counties in Georgia pertaining to the fire at the Company’s Conyers warehouse on May 25, 2004 including the Davis case in Rockdale County, the Burtts and Hill cases in Fulton County and the Chapman and Brown cases in Gwinnett County. These suits seek recovery for economic and non-economic damages allegedly suffered as a result of the fire.  The Company intends to vigorously defend against these lawsuits.  The Company established a claims settlement process within one day of the fire to resolve all legitimate economic and personal injury claims raised by residents and businesses in Rockdale County, Georgia.  While attorneys for certain plaintiffs attempted to stop this process, the Rockdale Superior Court ordered that the claims process continue in the interests of the citizens of that county.  At the time of the fire, the Company maintained, and continues to maintain, property and general liability insurance.  While the overall amount of damages caused by the fire to all third parties cannot be ascertained at this time, the Company recorded approximately $5 million in other income (expense) – net in 2004 for claims.  The Company also incurred approximately $4 million of legal and claims processing fees in 2004 that were not reimbursable under the general liability policy.  The Company believes that its general liability policies will adequately cover any third party claims and legal and processing fees beyond the amounts that were recorded through March 31, 2005.

On March 29, 2005, the plaintiffs filed an alleged class action lawsuit in the United States District Court for the Northern District of Georgia, the Martin case, seeking recovery of damages allegedly caused by the May 2004 fire.  In addition, the Martin plaintiffs seek a declaratory judgment to void, as a matter of law, all settlements executed to date.  The Company has filed a motion to dismiss the Martin case on jurisdictional grounds.  The plaintiffs have previously attempted to voluntarily dismiss the Davis and Burtts cases.  The Company successfully opposed the dismissal of the Davis case and the plaintiffs continue to appeal that outcome.  Recently, the plaintiffs filed motions to voluntarily dismiss three other cases, the Hill, Brown and Chapman cases, indicating their preference to proceed with all claims included in the Martin federal court action.

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

OSCA, the interest in which the Company divested to BJ Services Company in May 2002, is a party to certain pending litigation regarding a blowout of a well in the Gulf of Mexico operated by Newfield Exploration Company.  In the lawsuit, the plaintiffs claimed that OSCA and the other defendants breached their contracts to perform work-over operations on the well and were negligent in performing those operations.  In April 2002, a jury found OSCA and the other defendants responsible for those claims and determined OSCA’s share of the damages.  In connection with the lawsuit, the Company asserted claims against its insurers and insurance brokers in support of insurance coverage for this incident.  A related trial on these insurance coverage claims was conducted by the submission of legal briefs.  Thereafter, the court issued its final judgments on the underlying liability claims and the insurance coverage claims, entering judgment against OSCA for a net amount of approximately $13.3 million plus interest, and finding that amount only partially covered by insurance.  Pursuant to an indemnification agreement between the Company and BJ Services entered into at the time of the sale of OSCA (see Note 4 to the Consolidated Financial Statements), Great Lakes has agreed to pay BJ Services a certain percentage of any uninsured cash damages in excess of an amount paid by OSCA upon settlement or final determination of this pending litigation.  As of March 31, 2005, the Company has a $9.6 million reserve recorded in discontinued operations for this indemnification liability.  Great Lakes and BJ Services expect to appeal some or all of the liability and insurance coverage decisions.

Litigation accruals of approximately $3.5 million and $3.6 million have been reflected in the Company’s consolidated balance sheet related to continuing operations as of March 31, 2005 and December 31, 2004, respectively.

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

The Company provides reserves for environmental liabilities that management considers probable for which a reasonable estimate of the liability can be made. Accordingly, the Company’s reserves for environmental liabilities, including reserves associated with restructuring charges, were approximately $39.5 million and $40.6 million at March 31, 2005 and December 31, 2004, respectively, with the current portion of these liabilities included in accrued expenses and the long-term portion included in non-current liabilities. While it is difficult to predict or determine the outcome of actions brought against the Company or the ultimate cost of environmental matters, management believes that the ultimate cost, if any, in excess of the amounts already provided is not likely to have a material adverse effect on its consolidated financial position, consolidated results of operations or liquidity.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Consolidated Financial Statements and Management’s Discussion and Analysis contained in the 2004 Annual Report on Form 10-K, as amended, and the unaudited interim consolidated financial statements included elsewhere in this report.  All references to earnings per share contained in this report are diluted earnings per share unless otherwise noted.

The following table sets forth the percentage relationship to net sales of certain income statement items for the Company’s continuing operations:

	Three Months Ended March 31,
	2005	2004

Net sales	100.0%	100.0%
Gross profit	21.4	18.7
Selling, general and administrative expenses	16.1	17.8
Asset impairments	—	0.1
Operating income	5.3	0.8
Interest income (expense) - net	(1.5)	(1.8)
Other income (expense) - net	0.5	(1.4)
Income (loss) from continuing operations before income taxes	4.3	(2.4)
Income taxes (credit)	1.3	(0.8)
Income (loss) from continuing operations	3.0%	(1.6)%

The following table provides details of amounts for asset impairments, restructuring charges and certain other significant items reflected in the Company’s operating results for the three months ended March 31, 2005 and 2004, respectively.  This information should be referenced when reading the discussions of results below.

	Three Months Ended March 31,
	2005	2004
Certain Other Significant Items Included in Operating Income

Asset impairments (1)	$—	$0.3
Restructuring charges (1)	—	7.4
Change in useful life of enterprise software (Corporate)	—	4.8
Business interruption costs - facility fire (Specialty Products) (2)	0.9	0.6
External consulting fees - restructuring related (Corporate)	—	0.5
Other	—	0.7
Total	$0.9	$14.3

Included in the Consolidated Statements of Operations as follows:
Cost of products sold	$0.9	$7.9
Selling, general and administrative expenses	—	6.1
Asset impairments	—	0.3
Total	$0.9	$14.3

(1)  See Note 4 to the Consolidated Financial Statements

(2)  See Note 3 to the Consolidated Financial Statements

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

OVERVIEW

Great Lakes is a global specialty chemical company serving both industrial and consumer customers.  The Company’s organizational structure is designed to provide effective and innovative products to these customers and is reflected in the Company’s two reportable segments: Industrial Performance Products and Consumer Products. The Industrial Performance Products segment offers one of the world’s most comprehensive portfolios of polymer additive solutions and performance products formulated specially to meet the needs of its customers in a wide range of markets, from furniture and textiles to automotive and consumer electronics to building and construction.  This segment consists of the following businesses:  Flame Retardants, Polymer Stabilizers, Brominated Performance Products, Fire Suppression and Fluorine Specialties (collectively referred to as Fluorine), and Industrial Water Additives.  The Consumer Products segment, which includes Recreational Water and Household Products businesses, is a leading supplier of products for use in swimming pools, hot tubs and home cleaning applications.

The following is brief discussion of key factors impacting the Company’s results in the first quarter of 2005 (when compared to the first quarter of 2004).

•                  Pricing Levels – All businesses realized year over year price increases.  The Flame Retardants, Brominated Performance Products and Polymer Stabilizers businesses realized the greatest benefits year over year as a result of price increases introduced in 2004 and 2005.  The higher pricing levels in these businesses added $26 million to net sales in the quarter.  In the fourth quarter of 2004, the Recreational Water business announced price increases for products containing Chlorinated Isocyarnurates and other pool and spa products.  The price increases in the Recreational Water business added $6 million to net sales in the quarter.

•                  Sales Volume Increases – Overall sales volumes for the Company increased 6% from 2004 levels led by 7% volume growth in Industrial Performance Products.  The increased volumes in Industrial Performance Products reflected higher year over year demand in key areas such as the polyolefin markets as well as markets served by the bromine and intermediates and clear brine fluids businesses (components of the Brominated Performance Products business).  Consumer Products reported a 3% increase in sales volumes year over year.

•                  Manufacturing and Material Costs – Raw material and energy costs negatively impacted net income year over year by approximately $13 million or $(0.18) per share, with the cost of chlorine, phenol and phenol-derivatives driving the increase in raw material costs.  In addition to the negative impact of raw material and energy costs, operating income was negatively impacted by manufacturing inefficiencies incurred in the first quarter of 2005.

•                  Conyers Facility Fire Insurance Recoveries – On May 25, 2004, Consumer Products incurred a fire in a finished goods warehouse located at its main manufacturing site in Conyers, Georgia.  While the majority of costs related to the fire were incurred and recorded in 2004, additional costs for fire-related expenses of $1.5 million were recorded in cost of products sold and other income (expense) – net in the first quarter of 2005.  In addition, the Company has received and recorded $8.6 million of insurance recoveries in 2005.  These recoveries were also included in other income (expense) – net.  See Note 3 to the Consolidated Financial Statements for additional detail.

•                  Merger Related Costs – As disclosed in Note 13 to the Consolidated Financial Statements, on March 9, 2005, the Company and Crompton Corporation announced the signing of a definitive merger agreement for an all-stock merger transaction.  The transaction, which is subject to regulatory approval and approval by shareholders of both companies, is expected to close mid-year 2005.  During the first quarter of 2005, the Company has recorded merger related costs of $2.5 million, consisting primarily of legal costs.

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Net sales increased to $420.4 million or 17% from $358.1 million in the prior year. Price increases implemented in both Industrial Performance Products and Consumer Products accounted for 9% of this year over year increase.  Volume gains in both segments added an additional 6%.  The incremental effect on sales of the Antimony joint venture entered into in the second quarter of 2004 and the effects of foreign exchange rate changes each contributed 1% to the increase in sales year over year.

Gross profit of $89.9 million for the first quarter of 2005 increased 34% compared to $67.0 million in the first quarter of 2004.  Gross profit margins, gross profit as a percentage of net sales, were 21.4% and 18.7%, for the first quarters of 2005 and 2004, respectively.  Included in cost of products sold in 2004 were $7.9 million of certain restructuring charges and other significant items, as reflected in the table on page 15.  Excluding these items, gross margin increased to 21.6% from 20.9%.  Price increases in both segments, which more than offset higher raw material costs and unfavorable productivity year over year, drove this increase.

Selling, general and administrative expenses increased $4.0 million year over year to $67.8 million or 16.1% of net sales.  Included in selling, general and administrative expenses in 2004 are net expenses for restructuring and other significant items of $6.1 million, detailed in the table on page 15.  Excluding these costs, selling, general and administrative expense in the first quarter of 2005 were $10.1 million higher than prior year, reflecting increased legal expenses and higher market development activities and information technology costs associated with the conversion of Consumer Products locations to the Company’s enterprise reporting system.  As a percent of sales, selling, general and administrative expenses were in line with the first quarter of last year.

Operating income of $22.1 million for the first quarter of 2005, increased by $19.2 million from $2.9 million in the prior year.  Excluding the restructuring and other significant items detailed on page 15, operating income increased $5.8 million or 34%.  Higher selling prices and gains in sales volumes more than offset the rise in raw material and energy costs, higher selling, general and administrative costs, and unfavorable productivity year over year.  The incremental effect of the Antimony joint venture formed in May 2004 and foreign currency fluctuations increased operating income levels by $1.2 million and $0.3 million, respectively, in the current year.

The components of other income (expense) – net in both 2005 and 2004 were as follows:

Quarter Ended March 31	2005	2004

Losses of unconsolidated affiliates	$—	$(0.8)
Amortization of intangible assets	(1.7)	(1.5)
Foreign exchange gain (loss)	0.1	(0.6)
Asset write-offs and other costs related to facility fires, net of insurance recoveries
Conyers, Georgia	8.0	—
La Chambre, France	—	(1.2)
Other	(1.4)	(0.8)
Other income (expense) – net	$5.0	$(4.9)

Income taxes were 31.0% of income (loss) before taxes for 2005 and (32.5)% for 2004.

Income (loss) from continuing operations was $12.5 million or $0.24 per share in 2005, as compared to $(5.6) million or $(0.11) per share in 2004.

Company Outlook

Raw Material and Energy Costs

The Company’s operating units are greatly impacted by price changes for raw material and energy costs.  Increases in raw material and energy costs, primarily natural gas, reduced operating income by $13 million in the fourth quarter of 2004 and $13 million in the first quarter of 2005, when compared to the same quarters in the prior year.  The Company enters into raw material contracts and certain financial instruments to minimize the impact of raw material and energy costs.  Both raw material and natural gas costs for 2005 are anticipated to be higher than 2004 levels.  The Company expects to offset these increased costs with higher selling prices.

New Product Growth

New product development remains one of the Company’s key strategies to deliver profitable and sustainable growth.  Revenue from new products, for the Company as a whole, was approximately $270 million in 2004.  In 2005, new product revenue is expected to be approximately 17% of total revenues.

Foreign Exchange

Great Lakes, as a multinational company, is exposed to fluctuations in foreign exchange rates, primarily the euro, the British pound and the Japanese yen in relation to the U.S. dollar.  Approximately 40% of the Company’s external sales are invoiced from foreign locations, and approximately 40% of the Company’s long-lived assets reside in foreign locations.  In the first quarter of 2005, foreign exchange rates increased sales $5 million or 1% but increased operating income by only $0.5 million.  While the Company currently hedges certain portions of its foreign currency exposure through the first half of the year, significant changes in foreign currency exchange rates in 2005 would impact both sales and operating income levels.

SEGMENT INFORMATION

The Company changed its reportable business segments as of the fourth quarter of 2004 in order to align the external presentation of results with the Company’s current management and operating structure.  In addition, the Company renamed its segments to more clearly reflect the key end markets and customers it serves.  Previously, the Company segmented its financial operations into “Polymer Additives” and “Specialty Products.”  The renamed reporting structure continues to include two segments: “Industrial Performance Products” and “Consumer Products”. The industrial water additives business, previously reported as a component of Specialty Products, was reclassified to the Industrial Performance Products segment.  As a result of the 2004 change, segment results for the three months ended March 31, 2004 have been reclassified to conform to the current year presentation.

Below is a discussion of the operations of the Company’s business segments.  The Company evaluates business unit performance and allocates resources based on operating income, which represents net sales less cost of products sold and selling, general and administrative expenses, as well as cash flows and return on investment.  Both Industrial Performance Products and Consumer Products use bromine as a raw material in their production processes.  In addition, assets used in the production of bromine are allocated from Industrial Performance Products to Consumer Products based on the percentage of production consumed.

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

Results for the first quarter are as follows:

	Three Months Ended March 31,
	2005	2004
Net Sales	$280.5	$229.9
Operating Income	26.0	5.8

Net sales in Industrial Performance Products increased $50.6 million or 22% year over year.  Selling prices in Industrial Performance Products increased 11% overall.  The increase was led by price increases in Flame Retardants and Brominated Performance Products of 21% and 11%, respectively.  The other businesses also reported selling price increases year over year but to a lesser degree.  Sales volumes overall increased 7% year over year, led by volume gains in Brominated Performance Products, Polymer Stabilizers and Industrial Water Additives of 27%, 15% and 9%, respectively.  The volume gains in these businesses more than offset volume declines in Flame Retardants and Fluorine.  Incremental sales related to the antimony joint venture formed in April 2004 added 2% to net sales, while the effects of foreign exchange added 1%.

Operating income increased $20.2 million from the prior year.  Included in operating income in 2004 are $7.0 million of restructuring and other significant items, primarily related to the 2003 repositioning plan.  Excluding these items, operating income increased $13.2 million.  Higher selling prices and the overall volume gains in Industrial Performance Products more than offset the negative effects of higher raw material and energy costs and manufacturing inefficiencies incurred during the quarter.

Outlook

The Industrial Performance Products businesses have been able to enact price increases across a broad-based range of products in 2004 and early 2005, which led to an overall increase in sales for this segment due to pricing of 11% versus the first quarter of 2004.  These price increases more than offset increased raw material and energy costs in the first quarter of 2005. Additional price increases have been announced in 2005 for bromine-based flame retardants, industrial water additives and antimony trioxide in the Company’s continued effort to focus on restoring operating margins in order to support reinvestment economics in the industrial businesses.

Volume growth in Industrial Performance Products in the first quarter of 2005 reflected improved demand from customers in the polyolefin industry and those customers served by our bromine and intermediates and clear brine fluids businesses.  Based on a strong order rate at the end of the first quarter of 2005, the volume outlook for the second quarter of 2005 remains positive.

Industrial Performance Products remains focused on increasing selling prices, driving continuous productivity gains and expanding new product applications to help offset continued higher raw material and energy costs.  In 2004, the Company entered into a 50-50 joint venture to produce and market antimony-based products.  The formation of the joint venture has already resulted in lower conversion costs in antimony production. The Company is also benefiting from a long-term strategic sourcing agreement for elemental bromine and certain derivatives from Dead Sea Bromine Ltd.

Consumer Products

The Consumer Products business unit is a leading provider of recreational water care products.  Through its acquisitions of Lime-O-Sol and A&M Cleaning Products in 2003, the Consumer Products business entered the specialty household cleaning products business with The Works® brand of non-abrasive bathroom cleaners, glass and surface cleaners, toilet bowl cleaners, drain openers and rust and calcium removers, as well as the Greased LightningTM family of multipurpose cleaners.

Results for the first quarter are as follows:

	Three Months Ended March 31,
	2005	2004
Net Sales	$139.9	$128.2
Operating Income	4.7	11.0

Net sales for Consumer Products increased $11.7 million, a 9% increase quarter over quarter.  Higher selling prices year over year accounted for 4% of this increase, reflecting price increases for Chlorinated Isocyarnurates and other pool and spa products announced in the fourth quarter of 2004.  The price increases were put in place in response to increasing costs for raw materials, packaging and transportation.  In addition to increased selling prices, volume gains added 3% to the increase in net sales year over year.  The volume gains were driven by a change in customer buying patterns tied to the announced price increases.  The effects of foreign exchange added 2% to net sales.

Operating income for Consumer Products decreased $6.3 over the first quarter of 2004.  As disclosed in Note 2 to the Consolidated Financial Statements, Consumer Products experienced two facility fires during 2004.  In the first quarter of 2004, the Company had a fire at its La Chambre, France facility.  As a result of this incident, the Consumer Products business unit incurred $0.6 million of business interruption costs.  Subsequent to the fire, Consumer Products management decided to close the production facility and therefore, severance costs of $0.7 million were recorded for the employees at the site.  The second fire occurred in a finished goods warehouse at the main Consumer Products manufacturing site in Conyers, Georgia.  While the majority of costs were incurred in 2004 related to the Conyers’ fire, $0.9 million of incremental fire-related costs were recorded in the first quarter of 2005 in cost of products sold.  Excluding the impact on operating income of these fire-related costs as well as other costs included in the table on page 15, operating income decreased $6.8 million.  Higher selling prices in the first quarter of 2005 were able to offset raw material price increases but were unable to offset unfavorable productivity  and higher selling, general and administrative costs.  The integration of the Household business, along with the consolidation of custom products relocated from Canadian operations in 2004, added complexity to the Conyers facility.  This complexity combined with actions taken to improve storage capabilities in light of the 2004 fire, resulted in $4 million of unfavorable productivity.  The higher selling, general and administrative expenses include higher information technology spending in order to implement the Company’s enterprise software to the Consumer Products locations as well as an increased investment in market development activities.

Outlook

The Consumer Products business will continue its efforts to ensure selling prices are maintained at levels that recognize the functional value of the products ultimately sold to the end customer.  Maintaining the recent price increases is also necessary to offset expected increases in raw material and transportation costs.

The Company is also taking a variety of actions to improve the operating performance of the business and increase profit margins.  These actions include accelerating the outsourcing of certain production, reducing the number of product SKU’s (stock keeping units), realigning the organization to improve marketing and sales competencies and reinvigorating brand strategies to improve brand awareness.

Demand for recreational water products continues to be influenced by seasonal weather patterns.  Weather trends during the second quarter will be an important factor in the overall performance of the business.

DISCONTINUED OPERATIONS

Refer to Note 4 of the Notes to the Consolidated Financial Statement for a discussion of discontinued operations.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at March 31, 2005 were $111.9 million, which was a decrease of $110.3 million from December 31, 2004.

Cash used for operating activities – continuing operations for the three months ended March 31, 2005 was $95.4 million compared to $92.9 million in the prior year.  Traditionally, the Company uses working capital in the first quarter, which reflects the seasonal build-up of inventory and receivables in Consumer Products.  Included in the first quarter of 2005 and 2004 are $2 million and $14 million, respectively, of spending on the Company’s repositioning plans.  Also included in 2005 are $5.0 million of cash insurance proceeds received in the first quarter.  An additional $3.6 million of insurance proceeds were received in April 2005.

Cash used for investing activities – continuing operations for the three months ended March 31, 2005 was $17.8 million, which is a change of $5.9 million from the cash used for investing activities in the prior year period of $11.9 million.  Investing activities for the first quarter of 2004 included $1.5 million of proceeds from the sale of the Newport, Tennessee facility, which ceased operation in 2003.  Capital expenditures in the first quarter of 2005 were higher than prior year levels. Capital spending in 2005 is expected to be consistent with depreciation levels, with expenditures estimated to be approximately $85 million.

Financing activities – continuing operations provided $6.7 million of cash in the current period compared to a use of cash of $8.4 million in the previous year period.  Net repayments of outstanding borrowings were $2.6 million in the first quarter of 2005 compared to net repayments of $3.9 million in the prior year.  Included in repayments in 2004 is the redemption of $3.3 million of industrial development bonds originally issued in association with the development of the Newport, Tennessee property, which was sold during the first quarter of 2004. Dividends paid in the first quarter of 2005 reflect a $0.10 per share dividend versus the $0.095 per share dividend paid in previous year.  In addition, higher stock prices in the first quarter of 2005 following the announcement of a merger agreement with Crompton Corporation led to increased stock option exercise activity in the quarter, resulted in $14.4 million of proceeds from option exercises. The Company received proceeds of $1.1 million from stock options exercised during the first quarter of 2004.

The Company anticipates that cash provided by operating activities and through the Company’s available credit facilities will be sufficient to fund its operating expenses, debt service obligations, dividend payments to common shareholders and capital expenditures, as well as costs related to the pending merger with Crompton Corporation.

Long-term debt, less current portion, decreased $4.7 million from year-end to $424.2 million at March 31, 2005, reflecting the activity noted above.  Net debt, defined as total long-term debt less cash and equivalents, to capital at March 31, 2005 was 26.8%.  This increase from 19.9% at year-end reflects the changes in working capital requirements.

At March 31, 2005, the Company had guaranteed $19 million of debt of an unconsolidated affiliate.

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations.  There have been no material changes to contractual cash obligations and other commercial commitments as reflected in the Management’s Discussion & Analysis of Financial Condition and Results of Operations in the Company’s 2004 Annual Report on Form 10-K, as amended.

As disclosed in the Company’s Annual Report on Form 10-K, as amended, the Company sponsors various non-contributory and contributory defined benefit pension plans.  The Company has no funding requirement for 2005 as actuarially determined for the U.S. plans.  The Company plans, however, to make a voluntary contribution of approximately $4 million to the U.S. qualified plan and $5 million to the non-U.S. plans in 2005.

OTHER MATTERS

REPOSITIONING PLANS

Refer to Note 4 of the Notes to the Consolidated Financial Statement for a discussion of repositioning plans.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the foreign exchange, interest rate or natural gas price risk management from the information provided in the Company’s 2004 Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission.

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

PART II.    Other Information

ITEM 1.  Legal Proceedings

The Company and certain of its officers and employees have been named as defendants in five class action lawsuits filed in three counties in Georgia pertaining to the fire at the Company’s Conyers warehouse on May 25, 2004 including the Davis case in Rockdale County, the Burtts and Hill cases in Fulton County and the Chapman and Brown cases in Gwinnett County. These suits seek recovery for economic and non-economic damages allegedly suffered as a result of the fire.  The Company intends to vigorously defend against these lawsuits.  The Company established a claims settlement process within one day of the fire to resolve all legitimate economic and personal injury claims raised by residents and businesses in Rockdale County, Georgia.  While attorneys for certain plaintiffs attempted to stop this process, the Rockdale Superior Court ordered that the claims process continue in the interests of the citizens of that county.  At the time of the fire, the Company maintained, and continues to maintain, property and general liability insurance.  While the overall amount of damages caused by the fire to all third parties cannot be ascertained at this time, the Company recorded approximately $5 million in other income (expense) – net in 2004 for claims.  The Company also incurred approximately $4 million of legal and claims processing fees in 2004 that were not reimbursable under the general liability policy.  The Company believes that its general liability policies will adequately cover any third party claims and legal and processing fees beyond the amounts that were recorded through March 31, 2005.

On March 29, 2005, the plaintiffs filed an alleged class action lawsuit in the United States District Court for the Northern District of Georgia, the Martin case, seeking recovery of damages allegedly caused by the May 2004 fire.  In addition, the Martin plaintiffs seek a declaratory judgment to void, as a matter of law, all settlements executed to date.  The Company has filed a motion to dismiss the Martin case on jurisdictional grounds.  The plaintiffs have previously attempted to voluntarily dismiss the Davis and Burtts cases.  The Company successfully opposed the dismissal of the Davis case and the plaintiffs continue to appeal that outcome.  Recently, the plaintiffs filed motions to voluntarily dismiss three other cases, the Hill, Brown and Chapman cases, indicating their preference to proceed with all claims included in the Martin federal court action.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits filed as part of the report are listed below:

	10(i)	Supplemental Retirement Plan, Restated effective March 7, 2005
	(31)(i)(a)	Rule 13a-14(a)/15d-14(a) Certifications
	(31)(i)(b)	Rule 13a-14(a)/15d-14(a) Certifications

	(32)(i)(a)	Section 1350 Certification
	(32)(i)(b)	Section 1350 Certification

(b)	Reports on Form 8-K

During the first quarter of 2005 and through May 6, 2005, the Company furnished the following reports on Form 8-K to the Securities and Exchange Commission.

Information provided under Item 1.01 of Form 8-K:

	•	Form 8-K filed March 10, 2005, reporting the entry into an executive agreement with a principal officer.
	•	Form 8-K filed March 10, 2005, reporting the entry into a definitive merger agreement with Crompton Corporation

Information provided under Item 2.02 of Form 8-K:

	•	Form 8-K filed February 3, 2005, reporting the fourth quarter and full year 2004 results.
	•	Form 8-K filed April 26, 2005, reporting the first quarter 2005 results.

Information provided under Item 7.01 of Form 8-K:

	•	Form 8-K filed February 1, 2005, reporting the press release announcing a change in reporting segments effective December 31, 2004.
•

Form 8-K filed May 2, 2005, reporting the press release announcing the expiration of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act related to the Company’s proposed merger with Crompton Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 6, 2005	By:	/s/	William L. Sherwood
William L. Sherwood
Vice President and Corporate Controller